Form 10-K
period 1993-12-31
MCN CORP
filed 1994-03-08
CIK 837579

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                           -------------------------

                                   FORM 10-K
(MARK ONE)

/X/
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993 OR
              / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                    TO

COMMISSION FILE NUMBER 1-10070

                                MCN CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  MICHIGAN                                       38-2820658
       (State or other jurisdiction of                        (I.R.S. Employer
       incorporation or organization)                        Identification No.)

   500 GRISWOLD STREET, DETROIT, MICHIGAN                           48226
  (Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code 313-256-5500

Securities registered pursuant to Section 12(b) of the Act:

                                                    NAME OF EACH EXCHANGE
            TITLE OF EACH CLASS                      ON WHICH REGISTERED
- ----------------------------------------       ---------------------------------
Common Stock, $.01 Par Value Per Share          New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X         No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     The aggregate market value of MCN Corporation Common Stock, $.01 par value per share, held by non-affiliates as of March 1, 1994 was $1.138 billion based on 29,557,345 outstanding shares and the closing price on that day (New York Stock Exchange Composite Transactions).

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of MCN's 1993 Annual Report to Shareholders are incorporated by reference in Part II, Items 5, 6, 7 and 8 and portions of MCN's March 1994 definitive Proxy Statement are incorporated by reference in Part III, Items 10, 11, 12 and 13.
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                            KEY TO ABBREVIATED TERMS

ANG..................................   Adsorbed Natural Gas; a technology which uses an
                                        adsorbent material to store natural gas in tanks or
                                        containers at considerably lower pressures (300 to
                                        500 pounds per square inch) than traditional methods.
Antrim Gas...........................   Natural gas produced from shallow wells in Michigan's
                                        Devonian (Antrim) shale formations.
Bcf..................................   One billion cubic feet of natural gas.
Btu..................................   British Thermal Unit; the amount of heat required to
                                        raise the temperature of one pound of water one
                                        degree Fahrenheit. One cubic foot of natural gas
                                        contains approximately 1,000 Btus.
Capital Investments..................   MCN's consolidated capital expenditures plus
                                        acquisitions and MCN's share of capital expenditures
                                        of joint ventures, less the minority partners' share
                                        of consolidated capital expenditures.
Citizens.............................   Citizens Gas Fuel Company; a wholly-owned natural gas
                                        utility subsidiary of MCN Corporation.
CNG..................................   Compressed Natural Gas; natural gas typically
                                        pressurized at 2,400 to 3,000 pounds per square inch
                                        for use in cars and other vehicles.
CoEnergy Trading Company.............   A wholly-owned nonutility gas marketing subsidiary of
                                        MCN Investment.
Cogeneration.........................   The production of two forms of energy, usually steam
                                        and electricity, from a single fuel source such as
                                        natural gas.
Degree Days..........................   A measure of the coldness of the weather based on how
                                        much the day's average temperature is below 65
                                        degrees Fahrenheit.
End User Transportation..............   A gas delivery service provided to large-volume
                                        commercial and industrial customers who purchase
                                        natural gas directly from producers or brokerage
                                        companies.
FERC.................................   Federal Energy Regulatory Commission; an agency of
                                        the United States Department of Energy that
                                        determines interstate rates and regulations for
                                        interstate pipelines.
Gas Gathering........................   The process of collecting natural gas from natural
                                        gas wells and then transporting the gas through
                                        pipelines to processing plants or major pipelines.
Gas Storage..........................   The process of injecting and withdrawing natural gas
                                        from an underground depleted natural gas field or
                                        salt cavern.
GCR..................................   Gas Cost Recovery; a process by which MichCon,
                                        through annual gas cost proceedings before the
                                        Michigan Public Service Commission, can recover the
                                        prudent and reasonable cost of gas sold.
Intermediate Transportation..........   A gas delivery service provided to gas producers, gas
                                        brokers and other gas companies that own the natural
                                        gas, but are not the ultimate consumers.
Mcf..................................   One thousand cubic feet of natural gas.

MCN Investment.......................   MCN Investment Corporation; a wholly-owned subsidiary
                                        of MCN Corporation and the holding company for MCN's
                                        nonutility subsidiaries.
MichCon..............................   Michigan Consolidated Gas Company, a wholly-owned
                                        natural gas utility subsidiary of MCN Corporation.
Minority Interest....................   The minority partners' share of a project, such as
                                        the Saginaw Bay project.
MMcf.................................   One million cubic feet of natural gas.
MPSC.................................   Michigan Public Service Commission; the regulator of
                                        intrastate aspects of the natural gas industry within
                                        the State of Michigan.
Normal Weather.......................   The average daily temperature within MCN's utility
                                        operations service area during a 30-year period, as
                                        measured and published by the National Weather
                                        Service.
Saginaw Bay..........................   Saginaw Bay Pipeline Company and Saginaw Bay Lateral
                                        Company; wholly-owned nonutility subsidiaries of MCN
                                        Investment.
Spot Market..........................   Buying and selling natural gas on a short-term basis,
                                        typically monthly.
Supply Realignment Plan..............   MichCon's plan to use additional underground storage
                                        capacity to provide reliable and lower-priced service
                                        by purchasing natural gas during periods of low
                                        demand.
The Genix Group......................   The wholly-owned subsidiary of MCN Investment
                                        providing computer and related outsourcing services.
Transition Cost......................   Costs incurred by interstate pipeline companies under
                                        FERC Order No. 636 to reduce or eliminate gas supply
                                        obligations.

                               TABLE OF CONTENTS

                                                                                            PAGE
    CONTENTS                                                                                NUMBER
- ----------------                                                                            ---
Part I
  Item 1.          Business............................................................       1
  Item 2.          Properties..........................................................      11
  Item 3.          Legal Proceedings...................................................      11
  Item 4.          Submission of Matters to a Vote of Security Holders.................      12
  Executive Officers of the Registrant.................................................      12
Part II
  Item 5.          Market for Registrant's Common Equity and Related Stockholder
                   Matters.............................................................      13
  Item 6.          Selected Financial Data.............................................      13
  Item 7.          Management's Discussion and Analysis of Financial Condition and
                   Results of Operations...............................................      13
  Item 8.          Financial Statements and Supplementary Data.........................      13
  Item 9.          Changes in and Disagreements with Accountants on Accounting and
                   Financial Disclosure................................................      13
Part III
  Item 10.         Directors and Executive Officers of the Registrant..................      14
  Compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended.....      14
  Item 11.         Executive Compensation..............................................      14
  Item 12.         Security Ownership of Certain Beneficial Owners and Management......      14
  Item 13.         Certain Relationships and Related Transactions......................      14
Part IV
  Item 14.         Exhibits, Financial Statement Schedules, and Reports on Form 8-K....      15
Signatures.............................................................................      28

                                     PART I

ITEM I. BUSINESS

     MCN is a Michigan corporation organized in 1988. MCN is the holding company for Michigan Consolidated Gas Company (MichCon), Citizens Gas Fuel Company (Citizens) and MCN Investment Corporation (MCN Investment). MCN is exempt from most provisions of the Public Utilities Holding Company Act of 1935. The operating revenues, operating income, and identifiable assets of MCN's business segments are included in the financial statements, incorporated by reference in
Item 8, "Financial Statements and Supplementary Data" on page 13. At December 31, 1993, MCN and its subsidiaries employed 3,868 employees.

     MCN is organized along two major business lines, utility and nonutility services.

                                UTILITY SERVICES

     MCN's utility services are provided by MichCon and Citizens.

     MichCon is a Michigan corporation that was organized in 1898 and, with its predecessors, has been in business for nearly 150 years. MichCon is a public utility engaged in the distribution, transmission and storage of natural gas in the state of Michigan. MichCon is one of the largest natural gas distributors in the United States and the largest in Michigan. Citizens is a Michigan corporation organized in 1951 and, with its predecessors, has been in business for more than 130 years. Citizens is a gas utility that conducts all of its business in the state of Michigan.

MARKETS

     MichCon distributes natural gas to more than 1.1 million customers in the Detroit, Grand Rapids, Ann Arbor, Traverse City and Muskegon metropolitan areas and in various other communities throughout the state of Michigan. Citizens serves approximately 12,000 customers in and around Adrian, Michigan. Due to the seasonal nature of utility services' business, revenues and net income tend to be higher in the first and fourth quarters of the calendar year. The following table sets forth utility services' gas sales and transportation delivery volumes for the years 1993-1991.

                                                                   1993        1992        1991
                                                                  ------      ------      ------
Gas Markets (Bcf)
  Gas Sales....................................................    205.4       203.1       192.8
  End User Transportation......................................    128.6       129.7       119.8
  Intermediate Transportation..................................    281.1       184.0       105.5
                                                                  ------      ------      ------
     Total Sales and Transportation............................    615.1       516.8       418.1
                                                                  ------      ------      ------
                                                                  ------      ------      ------

NOTE: During the second quarter of 1993, MCN consolidated its gas marketing activities by transferring its utility gas brokering business to nonutility services. Financial and statistical segment information presented herein is reported as though the combined gas marketing business was part of nonutility services for all periods presented. Gas sales and intermediate transportation volumes include intercompany transactions.

     Effect of Weather: Warmer than normal weather in the last three years caused total sales and transportation volumes to be lower than normalized levels by 4.3 Bcf in 1993, 10.2 Bcf in 1992 and 17.1 Bcf in 1991.

     GAS SALES: Gas sales to residential and commercial customers increased moderately in 1993 from 1992 because of colder weather.

     Competition in the gas sales market comes primarily from alternative energy sources such as electricity, propane, and to a lesser degree, oil and wood. Natural gas continues to be the preferred fuel for Michigan residences and businesses. Residential and commercial developers in utility services' service territory select natural gas as their fuel of choice in almost all new construction because of the convenience, cleanliness and price advantage of natural gas over propane, fuel oil and other alternative fuels. Service and price are the primary factors affecting this market.

     Utility services also compete with other gas utilities in serving new communities. Utility services has an Area Expansion Program (AEP) in place with the objective of increasing the demand for natural gas in residential and small commercial markets. The AEP, which reaches rural and developing communities currently not using natural gas, has contributed to the 11,821, 5,373 and 7,868 net increase in customers in 1993, 1992 and 1991, respectively.

     END USER TRANSPORTATION: Utility services' gas transportation program allows large-volume customers to purchase gas directly from producers or through brokers and enter into transportation agreements with utility services to transport the gas to the customers' facilities.

     The primary focus of competition for this market is total fuel costs. Some large commercial and industrial customers have the capability to switch to alternative fuel sources including coal, electricity, oil and steam. In addition, some of these customers could by-pass utility services' distribution system and obtain service directly from a pipeline company. However, cost differentials must be sufficient to more than offset the substantial investment costs associated with fuel switching or by-pass. Utility services competes against alternative fuel sources and by-pass through competitive pricing and signing customers to long-term transportation agreements. Since 1988, one customer has by-passed MichCon's distribution system.

     Through technical and financial assistance, customers have been encouraged to increase the use of natural gas in their industrial and commercial facilities. Gas-fueled cogeneration and air conditioning have been two expanding markets for natural gas. The efficiencies and price competitiveness of natural gas can significantly reduce operating costs for customers, even though a higher initial outlay may be required.

     At December 31, 1993, MichCon had end user transportation agreements representing annual volumes of 121 Bcf. Approximately 70% of these volumes are under contracts that extend to 1995 or beyond. The contracts for the remaining volumes are typically one-year contracts that expire at various times during 1994. MichCon has started negotiations with customers whose contracts expire in 1994.

     In the past several years, MichCon has been successful in converting many customers' facilities to natural gas from alternative fuels and in retaining those customers after conversion. In 1993, approximately 23 Bcf of MichCon's transportation deliveries were to customers who displaced coal with natural gas.

     INTERMEDIATE TRANSPORTATION: Utility services provides transportation services for other gas utilities, marketers and producers. Volumes transported for these customers have grown significantly in recent years. Utility services' extensive transmission pipeline system has enabled it to increase the volumes transported for ANR Pipeline Company (ANR), Michigan gas producers and other shippers. Utility services operates in a pivotal geographic location with links to major interstate pipelines that reach markets elsewhere in the Midwest, the eastern United States and eastern Canada.

     There has been a significant increase in Michigan Antrim gas production over the past few years, resulting in a growing demand by gas producers and brokers for intermediate transportation services. Given the expected continued rise in demand, MichCon filed an application in February 1994 with the MPSC for approval to expand its northern Michigan natural gas transmission system.

     Profit margins on intermediate transportation services are considerably less than margins on gas sales or for end user transportation markets.

ENERGY ASSISTANCE AND CONSERVATION PROGRAMS

     Energy assistance programs funded by the federal government and the state of Michigan, including the Home Heating Tax Credit for low-income customers and the Department of Social Services' (DSS) Heating Assistance Program (HAP), continue to be critical to MichCon's ability to control its uncollectible expenses. MichCon has historically obtained favorable regulatory treatment of its uncollectible costs, including those related to these energy assistance programs. The October 1993 MPSC order provided for recovery of uncollectible costs for low-income and other customers.

     MichCon also offers a number of energy conservation programs for its residential and commercial customers, the costs of which are recovered through customer charges and MPSC approved surcharges on gas sales. The MPSC has ordered rates to provide for recovery of program costs through June 1995. A plan to extend the programs and cost recovery is being developed. The plan should be submitted to the MPSC in the second half of 1994. These programs are expected to continue with full cost recovery.

     In February 1994, President Clinton submitted a proposed federal budget for the 1995 fiscal year. The proposal reflects a 50% reduction in funding for the Low-Income Home Energy Assistance Program (LIHEAP). LIHEAP currently provides approximately $78 million in heating assistance to 372,000 Michigan households through the DSS, with approximately 40% of the funds going to MichCon's customers. In recent years, proposed reductions to LIHEAP funding were defeated by Congress. The Company is working with legislators and others to maintain funding at current levels. If lower funding levels are approved, the Company will undertake efforts to minimize the impact on its customers and its earnings. The ultimate outcome of the proposal cannot be determined at this time.

GAS SUPPLY

     MichCon obtains its natural gas supply from a number of different sources and geographic areas under agreements that vary in both pricing provisions and term. This geographic and contractual diversity of supply helps ensure that MichCon will be able to meet the requirements of its present and future customers with reliable supplies of natural gas at competitive, market responsive prices.

     Citizens is currently served by two interstate pipeline suppliers, Panhandle Eastern Pipe Line Company (Panhandle) and ANR. Westside Pipeline Company (Westside), an affiliated intrastate pipeline company, connects ANR to Citizens' distribution system. Citizens has transportation contracts with Panhandle, ANR, and Westside that provide daily quantities sufficient to meet the needs of Citizens' firm customers. During 1993, Citizens' purchases were from a variety of gas suppliers who have access to long-term supplies. Citizens uses natural gas futures contracts to moderate the effect of spot market price fluctuations.

     The following table summarizes utility services' source of supply for the years 1993-1991.

                                                                   1993        1992        1991
                                                                  ------      ------      ------
Sources of Gas Supply (Bcf)
  Michigan Producers...........................................     92.7       100.0        95.4
  Interstate Pipelines.........................................     57.7        48.9        51.1
  Other Long-term Suppliers....................................     38.1        34.9        28.2
  Spot Market and Other........................................     13.1        17.9        20.0
  (To) From Storage............................................      1.5         (.8)       (6.1)
                                                                  ------      ------      ------
                                                                   203.1       200.9       188.6
                                                                  ------      ------      ------
                                                                  ------      ------      ------

     SUPPLY REALIGNMENT: MichCon has implemented a program to align its gas supply and transportation arrangements to maximize the benefits of its storage capacity. MichCon's Gas Supply Realignment Plan permitted it to significantly reduce the level of its interstate pipeline transportation entitlement by increasing reliance on storage deliverability to meet its winter requirements.

     FERC ORDER NO. 636: In April 1992, FERC issued Order No. 636 which required interstate pipelines to separate their pipeline sales service into its various service components and to price each component separately. The order also permitted interstate pipelines to recover 100% of their prudently incurred transition costs, i.e., costs incurred by interstate pipelines to assign and/or renegotiate, through buy-out or buy-down, their gas supply purchase obligations.

     In November 1993, ANR, MichCon's primary interstate natural gas transporter, implemented its FERC Order No. 636 service restructuring. ANR discontinued its merchant function and modified its rates to reflect the Straight Fixed/Variable rate design (SFV) mandated by Order No. 636. Under SFV, pipelines recover fixed costs via monthly demand charges and recover variable costs through volume-sensitive commodity charges. SFV significantly increases costs to many weather-sensitive local distribution companies who do not have on-system storage capacity. In contrast, MichCon through the use of its extensive underground storage facilities is able to lower its pipeline capacity entitlement, thereby minimizing the incurrence of pipeline fixed costs.

     ANR is expected to file an application with the FERC for recovery of transition costs over the next three years. The transition costs will be allocated to its customers based on annual contract entitlement. Because MichCon's Gas Supply Realignment Plan allowed it to significantly reduce its entitlement with ANR before implementation of FERC Order No. 636, MichCon's allocation of ANR's transition costs will be lower. The amount of costs that will be allocated to MichCon cannot be determined at this time. These costs are expected to be recovered from sales customers when paid, through the GCR mechanism.

     As ANR implemented its FERC Order No. 636 restructuring, MichCon's long-term relationship with ANR changed significantly. MichCon no longer purchases natural gas supply directly from ANR, but instead utilizes ANR as a transporter of gas. MichCon purchases gas directly from producers and marketers with access to natural gas supplies in Texas, Oklahoma, Louisiana, and Canada. Although MichCon has been purchasing gas directly from others during the last several years to supplement its purchases from ANR, effective November 1, 1993, MichCon completely eliminated its reliance on pipeline suppliers.

     GENERAL SUPPLY: To ensure continuous, uninterrupted service to customers, MichCon has in place long-term firm transportation agreements with ANR and Great Lakes Gas Transmission Company (Great Lakes). ANR is obligated to transport approximately 375 MMcf per day of supply for MichCon, while Great Lakes is obligated to transport 30 MMcf per day. These transportation contracts expire on various dates between 1999 and 2011.

     MichCon also has contracts with independent Michigan producers that expire on various dates through 2009. A portion of these contracts expire in 1995. MichCon has begun discussions with several producers concerning post-1995 gas purchases. MichCon has reached agreement with the majority of its intrastate suppliers to limit the unit price of gas through 1995 to a price indexed to the natural gas spot market. This will ensure that the price of intrastate supplies remains competitive with the prices available on the interstate market.

     At December 31, 1993, MichCon owned and operated five storage fields in Michigan with a working storage capacity of approximately 130 Bcf. MichCon uses its storage capacity to supplement its supply during the winter months, replacing the gas in the summer months when prices are usually at their lowest. MichCon makes a portion of its natural gas storage capacity available to third parties. The use of this storage capacity also allows MichCon to lower its peak day entitlement, thereby reducing interstate pipeline costs. During 1993, MichCon's maximum one-day sendout was 1.9 Bcf, of which approximately 68% came from its underground storage fields.

REGULATION AND RATES

     MichCon is subject to the jurisdiction of the MPSC as to various phases of its operations, including utility rates, service, accounting and the issuance of securities. Citizens rates are set by the Adrian Gas Rate Commission, a municipal commission. Other various phases of its operations are subject to the jurisdiction of the MPSC. Both MichCon and Citizens are subject to the requirements of other regulatory agencies with respect to safety, the environment and health.

     GENERAL RATE PROCEEDINGS: In September 1992, MichCon filed an application with the MPSC requesting authorization to increase rates by $121.9 million, effective January 1994. The request was subsequently reduced to $49.2 million to exclude certain construction projects and to reflect more recent cost estimates. On October 28, 1993, the MPSC issued a final order (Order) that authorized an increase in MichCon's rates of $15.7 million including an authorized return on common equity of 11.5%. The Order primarily reflects lower operating and construction cost levels than proposed by MichCon. The new rates include $28.7 million for retiree health care benefits recognized under new accounting requirements and $8.1 million for higher depreciation rates.

     In addition, the Order authorized the deferral of MichCon's manufactured gas plant (MGP) assessment and remediation costs in excess of the $11.7 million previously reserved by MichCon. The costs are to be amortized over a 10-year period beginning in the year subsequent to the year environmental assessment and remediation costs are paid. The MPSC will review the prudence of any costs prior to allowing MichCon to recover them in rates. MichCon will not be allowed to accrue carrying charges until remediation costs are reviewed in a rate case. Any carrying charges accrued will be based on MichCon's pre-tax authorized rate of return.

     In September 1991, the MPSC approved a two-phase rate increase relating to MichCon's Supply Realignment Plan. The first phase was a rate increase of $19.9 million effective in September 1991. The second phase was a $3.9 million rate increase that was implemented in November 1992. The increased rates were used to recover the costs of maintaining a higher level of gas in inventory and replace the reduction in storage revenue resulting from the conversion of MichCon's storage capacity. The increase was also intended to cover transportation costs incurred to integrate gas supply to certain gas markets serviced by MichCon. MichCon was required to reconcile the yearly effects of supply realignment on actual costs with actual supply realignment revenues collected through December 1993. In March 1993, MichCon filed the reconciliation of the 1992 Supply Realignment costs and revenues. During the year, the MPSC approved settlement agreements that allowed MichCon to refund $7.4 million, including interest, for 1992.

     In April 1990, the MPSC approved a settlement agreement (1990 Settlement), covering rates and conditions of service to be in effect through 1993. The 1990 Settlement contained a performance incentive provision (PIP) designed to adjust rates if weather-normalized earnings in 1990, 1991 or 1992 were above or below a specified range of return on common equity. Consistent with the 1990 Settlement, in March 1993 MichCon made its PIP filing for 1992 requesting approval to reduce rates by $9.1 million with actual rates being reduced April 1993, on a prospective basis. A provision reducing net income by $5.9 million was recorded in the fourth quarter of 1992 to reflect the impact of this rate reduction. An order approving MichCon's request was issued in August 1993. A PIP rate refund of $4.3 million for the period January through March 1993 was refunded to GCR and transportation customers in July 1993.

     Citizens is in the final year of a three-year rate agreement that expires in October 1994. The agreement puts a ceiling on gas rates and allows Citizens and its customers to share in gas cost savings. In 1993, a 4% drop in gas costs resulted in refunds to customers.

     GAS COST RECOVERY: The GCR process allows MichCon to recover its cost of gas sold if the MPSC determines that such costs are reasonable and prudent. This determination includes an annual Gas Supply and Cost Review, in which the MPSC approves maximum monthly GCR factors. A subsequent annual GCR reconciliation proceeding provides a review of gas costs incurred during the year, determines whether approved gas costs have been overcollected or undercollected and, as a result, whether a refund or surcharge, including interest, is required.

     In March 1993, MichCon filed its 1992 GCR reconciliation case. In that case, MichCon proposed a total refund of approximately $5 million consisting of under recovered gas costs which was more than offset by other refund obligations. In June 1993, the MPSC issued an order approving a partial settlement that also consolidated refunds from other cases and allowed MichCon to refund approximately $8 million (including the Supply Realignment and PIP refunds) during the July billing cycle. In August 1993, the MPSC issued its final order approving MichCon's 1992 purchased gas costs and providing final resolution for previously unrefunded balances of approximately $1 million.

     In July 1993, MichCon filed its 1994 GCR plan case. An MPSC order is expected in the first half of 1994. MichCon filed its 1993 GCR reconciliation case in February 1994.

ENVIRONMENTAL MATTERS

     MANUFACTURED GAS PLANTS: Prior to the construction of major natural gas pipelines, gas for cooking, heating and other uses was manufactured from processes involving coal, coke or oil. MichCon owns or previously owned sixteen such former MGP sites.

     During the 1980s, MichCon conducted preliminary environmental investigations at their former MGP sites, and some contamination related to the byproducts of gas manufacturing was discovered at each site. The existence of these sites and the results of the environmental investigations have been reported to the Michigan Department of Natural Resources (MDNR). None of these former MGP sites are on the National Priorities List prepared by the United States Environmental Protection Agency (USEPA). MichCon is not involved in any litigation or administrative proceedings regarding these former MGP sites, but submitted a remedial action plan for one site to MDNR during 1993 and is currently conducting more extensive investigations at two other sites.

     In 1984, MichCon established an $11.7 million reserve for environmental investigation and remediation. During 1993, MichCon spent approximately $2.1 million investigating former MGP sites. The balance in the reserve at December 31, 1993 was approximately $6.2 million. During 1993, MichCon received MPSC approval of a cost deferral and rate recovery mechanism for reasonable and prudent investigation and remediation costs incurred at former MGP sites in excess of the reserve.

     MichCon is unable to estimate the actual costs to be incurred in the investigation and remediation of the former MGP sites. Management believes, however, that the cost deferral and rate recovery mechanism approved by the MPSC will prevent environmental costs from having a material adverse impact on its financial condition.

     HARBORTOWN: The MichCon Development Corporation, a 100% owned subsidiary of MichCon, has a 33% to 50% interest in four partnerships that are developing Harbortown. Harbortown is a residential and small commercial development that is being constructed on a 50 acre parcel along the Detroit River. Environmental and other approvals were received in 1984, prior to construction. In 1991, the partnerships undertook additional environmental testing at Harbortown to assess whether there was any potential public health risk from lead, mercury or selenium in certain past soil samples. In 1992, the MDNR accepted the results of this risk assessment and agreed that there was no health risk to residents due to lead in Harbortown surface soils.

     Additional environmental testing is ongoing and management remains unable to predict what ultimate remedial actions, if any, may be required or undertaken after completion of all testing at Harbortown. Management believes, however, that any such actions will not have a material adverse impact on the financial condition of MichCon.

     OTHER: In 1993, MichCon received a general notice of liability letter from the USEPA stating that MichCon is one of two potentially responsible parties at a suspected dump site in Wyandotte, Michigan. The USEPA requested that MichCon undertake a remedial investigation and feasibility study at the site. MichCon has investigated its prior activities in the area, as well as the USEPA's bases for its conclusion, and does not believe that it is responsible for any contamination that may exist at the site. In early 1994, MichCon informed the USEPA of this belief and declined to undertake the requested activities at the site.

FRANCHISES

     MichCon operates in numerous cities, villages, and townships under franchises or permits that typically are revocable at will and have a thirty year maximum duration. In Detroit, Grand Rapids and a number of other municipalities where a substantial part of MichCon's service is furnished, MichCon's operations originated under franchises that have since expired (in 1923 in the case of Detroit). Within the last year, MichCon has commenced a program to renew or reestablish formal franchises in those municipalities in order to avoid uncertainty about MichCon's ability to continue and expand service in those areas. Regarding the franchises which have not, as yet, been renewed, MichCon's gas distribution systems are rightfully occupying the streets with the consent or acquiescence of the municipalities. While MichCon could be ordered by any municipality in which its franchise has expired to remove its property from the streets, it could be deprived of ownership only by its consent and the payment of an agreed price, or by condemnation and the payment of the fair value of such property. Should any of these municipalities seek to terminate MichCon's operations therein and substitute another gas utility operation, publicly or privately owned, the municipality must either (i) acquire and operate MichCon's system, (ii) construct a new system or (iii) grant a franchise to another privately owned utility to construct its own distribution system.

     Public utility franchises in Michigan are non-exclusive. Construction under a second franchise granted to another public utility requires authorization by the MPSC which must consider, among other things, the service rendered by the existing utility, the investment by such utility, and the benefit, if any, to the public. In one township where MichCon serves approximately 100 residential customers under an expired franchise, another utility with a franchise overlapping the area filed a lawsuit and a local circuit judge entered an order enjoining MichCon from expanding its service in that township. The case is now pending before the Michigan Court of Appeals.

                              NONUTILITY SERVICES

     MCN Investment, incorporated in 1986, is the holding company for MCN's nonutility businesses. These businesses are discussed below.

GAS SERVICES

     In its gas services business segment, MCN Investment markets natural gas to large-volume customers, develops gas cogeneration facilities, provides gas gathering and processing services, engages in gas exploration and production (E&P) and provides gas storage services. The following table sets forth gas services' gas sales and transportation delivery volumes for the years 1993-1991.

                                                                   1993        1992        1991
                                                                  ------      ------      ------
Nonutility Gas Markets (Bcf)
  Gas Sales....................................................    122.9       112.3        92.0
  Transportation...............................................     21.8        25.4        25.3
                                                                  ------      ------      ------
       Total...................................................    144.7       137.7       117.3
                                                                  ------      ------      ------
                                                                  ------      ------      ------

NOTE: During the second quarter of 1993, MCN consolidated its gas marketing activities by transferring its utility gas brokering business to nonutility services. Financial and statistical segment information presented herein is reported as though the combined gas marketing business was part of nonutility services for all periods presented. Gas sales volumes include intercompany transactions.

GAS MARKETING & COGENERATION

     MCN's consolidated gas marketing activities operate under the newly formed CoEnergy Trading Company (CoEnergy Trading). CoEnergy Trading, a wholly-owned subsidiary of MCN Investment, is engaged in the purchase and sale of natural gas to large-volume gas users in Michigan, the Midwest, the eastern United States and Canada. The company serves nearly 700 large-volume commercial and industrial customers and numerous utilities.

     CoEnergy Trading competes against numerous marketing companies, some of which are affiliated with gas pipeline companies. A diverse portfolio of short-, medium-and long-term sales and supply contracts combined with access to reliable gas suppliers and storage facilities enhances CoEnergy Trading's competitive position.

     To moderate the impact of fluctuating spot market prices on profit margins, CoEnergy Trading has in place a comprehensive hedging program. The program uses natural gas futures contracts and options on futures contracts to establish prices for gas supplies purchased or held in inventory. These supplies are being used to meet long-term sales commitments not supported by long-term supply contracts or MCN Investment's gas production.

     To expand its markets in eastern Canada, a wholly-owned subsidiary of MCN Investment, entered into a Canadian partnership with Toronto-based Great West Energy Ltd. (Great West) and formed CoWest Energy in September of 1993. This joint venture allows both CoEnergy Trading and Great West to capitalize on the other's strengths in terms of market access, gas storage and gas supply flexibility. The partnership also presents opportunities for gas cogeneration, gas production, gas transmission and other gas-related business ventures in Canada.

     Cogen Development Company (Cogen), a wholly-owned subsidiary of MCN Investment which was formed in 1993, pursues cogeneration related opportunities throughout the United States and Canada. Cogeneration is a power production technology that provides for the sequential generation of two or more useful forms of energy (e.g., electricity and steam) from a single primary fuel source (e.g., natural gas). Cogeneration projects offer MCN the potential for multiple sources of income, including long-term gas sales, transportation services and a return on the investment in the facility.

     In recent years, an increasing amount of new electric generating capacity has been fueled by natural gas because of the lower capital costs, shorter construction time and other advantages associated with natural gas-fueled facilities. In addition, regulations requiring electric utilities to consider bids from third parties to meet new electric generation needs are more prevalent. Cogen is positioning itself to take advantage of these opportunities by providing cogeneration facilities with long-term gas supplies that enable them to fulfill their obligations under power purchase contracts with electric utilities and steam hosts and by making equity investments in the facilities.

     Cogen owns a 99% limited partnership interest in Ada Cogeneration Limited Partnership (Ada Cogeneration), which owns and operates a natural gas-fueled cogeneration facility in western Michigan. The Ada Cogeneration facility generates up to 30 megawatts of electricity which is sold to Consumers Power Company and produces up to 50,000 pounds of steam per hour which is sold to a nearby commercial operation. Ada Cogeneration has contracted to purchase approximately 2 Bcf of natural gas annually from Cogen over a 15-year period ending in 2006.

     Cogen's business also consists of a number of small cogeneration units located at the operating facilities of large commercial and industrial customers. Cogen has secured long-term agreements for the sale and transportation of natural gas to these units.

     Cogen is an equal partner with Destec Energy, Inc., an affiliate of Dow Chemical Company, in a joint venture that will own, construct and operate a $150 million, 123 megawatt, natural gas-fueled cogeneration plant in Ludington, Michigan. The cogeneration plant will sell electricity to Consumers Power Company and provide steam to Dow Chemical Company. The partnership expects to purchase approximately 9 Bcf of natural gas annually from Cogen over fifteen years. The project is in the process of obtaining permits and performing preliminary engineering studies with an expected in-service date in 1995.

     To maximize return and minimize the risk inherent in any investment, Cogen has taken a diversified approach of investing in a portfolio of power projects of varying size and geographic location. Cogen's strategy is to form key alliances with partners who will bring technical expertise and capital to the project.

GAS GATHERING & PROCESSING

     With gas production in Michigan surpassing 200 Bcf annually, there is an increasing need for the transportation of natural gas from the wellhead to processing plants and ultimately to consumers. Saginaw Bay Pipeline Company and Saginaw Bay Lateral Company (collectively "Saginaw Bay") are general partners in ventures that transport natural gas and natural gas liquids from east-central Michigan gas fields to processing plants in the northern part of the state.

     During 1993, the Saginaw Bay pipeline transported an average of 53 MMcf per day of natural gas and related liquids. Gas flows through this pipeline system are expected to increase in 1994 as new gas reserves are connected to the system. To expand this gathering network, the construction of a gas gathering pipeline extension is planned for 1994.

     Gas production from Michigan Antrim formations contains significant amounts of carbon dioxide which must be removed to meet quality standards required by the market. In 1993, MCN Investment acquired a larger interest in a partnership that is operating a carbon dioxide gas processing plant in Michigan and is building a second plant that will be operational in 1994.

     MCN's strategy to grow its gas gathering and processing operations is focused in Michigan and nearby states where MCN has gas production interests or can readily apply its expertise in operating gas pipelines.

EXPLORATION & PRODUCTION

     MCN Investment is engaged in natural gas exploration, development and production through its wholly-owned subsidiary, Supply Development Group, Inc.
(SDGI). The primary objective in entering the gas E&P field is to develop a gas reserve pool to supply its gas marketing operation and new cogeneration plants. Long-term sales obligations of these businesses necessitates long-term gas supplies at known prices.

     Initial E&P efforts were primarily focused on projects in the Devonian (Antrim) shale formations in Michigan. This is a naturally fractured formation, occurring at relatively shallow depths of about 1,500 feet. Even though, the potential natural gas recovery from an average well is less than the recovery from wells drilled in other types of formations, wells drilled in the Antrim shale formations have a high success rate and are therefore considered relatively low risk. Antrim drilling is attractive because of its relatively low costs and the 10-year federal income tax credits (Section 29) on gas production from wells drilled prior to January 1993. SDGI's working interest in Antrim shale E&P projects averages 80%.

     During 1993, SDGI initiated a limited program of E&P drilling in the gas producing regions of Ohio, Louisiana, Oklahoma and Texas. These exploratory activities involve greater risk of dry holes or unproductive wells, but there is also a greater potential for finding larger gas reserves than with the drilling in Antrim shale. Due to the risk involved, working interest in these wells averages 35%.

     SDGI's share of gas production in these projects totaled approximately 2.3 Bcf of gas in 1993. Production came from more than 330 wells, primarily in Antrim shale formations, that were completed and attached to gathering systems at various dates in 1993.

     The natural gas industry is very competitive, especially in the area of obtaining desirable properties and projects for the production of natural gas and oil. Competition ranges from major oil companies to numerous small independent oil and gas companies.

     SDGI has a conservative and selective approach to investing in properties. SDGI further reduces the risk inherent in E&P drilling by working with several producers who use different gas well technologies and operate in diverse geographical gas producing areas.

GAS STORAGE

     MCN has adopted a strategy of using joint ventures and strategic partnerships to provide gas storage services to other gas utilities, pipeline companies and large-volume gas users. Storage facilities provide supply flexibility, improve reliability of deliveries and help reduce gas costs.

     The gas industry's new operating environment requires local distribution companies to assume greater responsibility for securing gas supplies and developing a cost-effective, reliable gas supply portfolio. At the same time, gas marketers and others are playing a larger role in the purchase and delivery of natural gas to end users. These developments, as well as Michigan's pivotal geographic location, favorable geology and depleting gas fields, present significant opportunities for MCN's storage services.

     MCN currently is a 50% partner with ANR Storage Company in the Blue Lake gas storage field. This 42 Bcf field was developed at a cost of $122 million and began operations in April of 1993. MCN's 50% share of the field is equally divided between MichCon and MCN Investment. The fields' entire capacity has been sold to ANR Pipeline under a 20-year contract.

     With the transfer of utility services gas brokering business, nonutility services obtained a 50% interest in the Washington 28 storage field. This 10 Bcf field in southeast Michigan provides storage to MCN's nonutility gas marketing operations.

     In October 1993, MCN Investment entered into a partnership with three partners to develop a 42 Bcf underground storage field, Washington 10. The partnership, in which MCN Investment has a 40% interest, will invest approximately $120 million to convert the underground natural gas producing field into a storage field. Three of the partners or their affiliates including MCN Investment will store gas in the field under long-term contracts. The field is expected to be operational in 1996.

COMPUTER OPERATIONS SERVICES

     The Genix Group (Genix), a wholly-owned subsidiary of MCN Investment, provides data processing, computer operations management, data telecommunications design and management, large-scale electronic printing and mailing, and business process solution services to more than 100 corporate clients, including many Fortune 500 companies, in financial services, retailing, food processing, education, manufacturing and other industries. Approximately 80% of Genix's revenue is currently generated from the sale of computer operations management services. In providing this service, Genix typically owns and operates mainframe and other types of computers that process information for customers. This allows Genix's customers to focus on their core business rather than investing and operating in-house data centers.

     Genix competes in the computer services outsourcing industry on price, quality and service. Genix targets corporate clients that are looking for reliable, quality, value-added computer services. By outsourcing in-house computer and related operations, a company can lower its cost of doing business by taking advantage of Genix's economies of scale, skilled personnel and state-of-the-art equipment. In 1993, Genix renewed all of its customer contracts that were scheduled to expire during the year. In addition, Genix added 10 new clients in 1993.

     During 1993, Genix expanded the capabilities of its major computing centers in Michigan and Pennsylvania to handle new business and opened a specialized services facility in the metropolitan Detroit area. In 1993, Genix increased its processing power by 25% to 1,000 MIPS (million instructions per second).

GAS TECHNOLOGY

     MCN Investment's gas technology programs are developing additional ways to expand demand for natural gas. These research and development efforts have pioneered and patented an adsorbed natural gas (ANG) technology which allows natural gas to be stored in containers at one-sixth to one-tenth the pressure of conventional methods. This technology makes use of an adsorbent material that works much like a sponge to adsorb methane, the main element of natural gas. ANG technology offers users three major benefits compared to conventional natural gas systems and other alternative fuels -- it offers more flexibility in container design, it uses less expensive refueling equipment and it features shorter refueling time in home refuel scenarios.

     During the first half of 1993, MCN Investment and two other companies joined forces to develop and convert a fleet of golf cars to run on natural gas using the patented ANG technology. In July 1993, this pilot program was launched with a fleet of 80 ANG-fueled golf cars on a golf course north of Detroit. The results of this pilot program exceeded expectations in several important areas
- -- ease of use and refueling, performance on hilly terrain, operating cost savings and reduction in polluting emissions and noxious odors.

     In late 1993, as part of a research grant from the United States Department of Energy, MCN Investment joined forces with the Ford Motor Company on a project which could integrate ANG technology into future car designs. Industry groups, such as the Gas Research Institute, have estimated that amendments to the Clean Air Act of 1990 and the Energy Policy Act of 1992 could spur the development of one million natural gas-fueled vehicles by the year 2000.

     In 1993, MCN Investment continued to develop specific products and applications for its pressurized combustion technology. This technology provides increased fuel efficiency, heat uniformity and compactness of equipment. MCN Investment developed and patented a prototype residential compact furnace which is about one-fourth the size of a conventional furnace, with a more efficient heat output.

     In 1993, MCN Investment succeeded in applying pressurized combustion technology to an industrial furnace. A joint effort with Salem Furnace will lead to the installation and testing of a prototype at Bethlehem Steel's Burn Harbor, Indiana plant. This field test is being funded by the Gas Research Institute of Chicago. Results of this pilot project will be known later in 1994.

     The potential applications for pressurized combustion technology includes furnaces for single family homes and multiple family dwellings, water heaters, commercial boilers and industrial furnaces.

OTHER

     MCN Investment is involved in several residential and commercial community development partnerships.

     Bridgewater Holdings Inc., a 100% owned subsidiary of MCN Investment, holds a 33 1/3% limited partnership interest in Bridgewater Place Ltd. Limited Partnership. The partnership owns a 17-story commercial real estate complex consisting of approximately 375,000 square feet of leasable office space in Grand Rapids, Michigan.

     Storage Development Company, a 100% owned subsidiary of MCN Investment, holds a 50% limited partnership interest in The Orchards Golf Limited Partnership. The partnership was formed in 1991 to develop approximately 520 acres of land in Washington Township, Michigan. This development consists of an 18-hole championship golf course of approximately 200 acres and a planned residential development for the remaining 320 acres.

ITEM 2. PROPERTIES

UTILITY SERVICES

     MichCon operates natural gas distribution, transmission and storage facilities in the state of Michigan. At December 31, 1993, MichCon's distribution system included 14,680 miles of distribution mains, 1,021,739 service lines and 1,145,687 active meters. MichCon owns 2,502 miles of transmission and production lines which deliver natural gas to the distribution districts and interconnect its storage fields with the sources of supply and the market areas. MichCon also owns properties relating to five underground storage fields with an aggregate storage capacity of approximately 130 Bcf. Additionally, MichCon owns district office buildings, service buildings and gas receiving and metering stations. MichCon occupies its principal office buildings, located in Detroit and Grand Rapids, Michigan under long-term leases. Portions of these buildings are subleased.

     Most of MichCon's properties are held in fee, by easement, or under lease agreements. The principal plants and properties of MichCon are held subject to the lien of MichCon's Indenture of Mortgage and Deed of Trust under which MichCon's First Mortgage Bonds are issued. Some existing properties are being fully utilized and new properties are being added to meet the requirements of expansion into new areas.

     Citizens owns all of the properties used in the conduct of its utility business. Included in these properties is a gas distribution system, a two-story office building in downtown Adrian and a one-story service center.

NONUTILITY SERVICES

     The Saginaw Bay partnerships own substantially all of the properties used in the conduct of their business, primarily a 126-mile transmission line and related lateral lines.

     The Supply Development Group has interest in properties used for gas production, including compressor facilities and gathering lines.

     Genix owns certain properties including land, buildings and computer equipment located in Pittsburgh, Pennsylvania and the metropolitan Detroit area.

     MCN's facilities are suitable and adequate for their intended use.

ITEM 3. LEGAL PROCEEDINGS

     In addition to utility services' regulatory proceedings and other matters described in Item 1, "Business", MCN is also involved in a number of law suits and administrative proceedings in the ordinary course of business with respect to taxes, environmental matters, personal injury, property damage claims and other matters.

     The management of MCN believes that the resolution of these matters will not have a material adverse effect on the financial condition of MCN.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with respect to all executive officers of MCN, as of February 28, 1994, is set forth below. Such officers are appointed by the Board of Directors for terms expiring at the next annual meeting of shareholders scheduled to be held on April 28, 1994.

        NAME AND POSITION           AGE          BUSINESS EXPERIENCE DURING PAST FIVE YEARS
- ---------------------------------   ---    ------------------------------------------------------
Alfred R. Glancy III.............   56     Present position since September 1992; Chairman, Chief
  Chairman, President, Chief               Executive Officer and Director since August 1988;
  Executive Officer and Director           Chairman and Director of MichCon since 1984 and 1981
                                           respectively; Chief Executive Officer of MichCon from
                                           1984 to September 1992.
Stephen E. Ewing.................   50     Present position since September 1992; President and
  President and Chief Executive            Chief Operating Officer from August 1988 to September
  Officer of MichCon and Director          1992; Director since August 1988; President and
                                           Director of MichCon since 1985 and 1984, respectively;
                                           Chief Operating Officer of MichCon from 1985 to
                                           September 1992.
William K. McCrackin.............   60     Present position since September 1992; Vice Chairman,
  Vice Chairman, Chief Financial           Chief Financial Officer, Treasurer and Director from
  Officer and Director                     August 1988 to September 1992; Vice Chairman of
                                           MichCon from March 1986 to September 1992; Chief
                                           Financial Officer of MichCon from 1985 to September
                                           1992; Director of MichCon since 1984.
Rai P. Bhargava..................   46     Present position since January 1994; Executive Vice
  President and Chief Executive            President and Chief Operating Officer of MCN
  Officer of MCN Investment                Investment from July 1993 to January 1994; Vice
                                           President, Marketing of MichCon from July 1988 to July
                                           1993.
Daniel L. Schiffer...............   50     Present position since April 1989; General Counsel and
  Vice President, General Counsel          Secretary of MCN since August 1988; Vice President and
  and Secretary                            General Counsel of MichCon from July 1991 to September
                                           1992; Associate General Counsel of MichCon from 1984
                                           to July 1991; Secretary of MichCon from June 1988 to
                                           April 1990 and a Director of MichCon since January
                                           1989.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     MCN Common Stock is traded on the New York Stock Exchange. On March 1, 1994 there were 26,248 holders of record of MCN Common Stock. Information regarding the market price of MCN Common Stock and related security holder matters is incorporated by reference herein from the section entitled "Supplementary Financial Information" in MCN's 1993 Annual Report to Shareholders, pages 52 and 53.

ITEM 6. SELECTED FINANCIAL DATA

     Information required pursuant to this item is incorporated by reference herein from the section entitled "Supplementary Financial Information" in MCN's 1993 Annual Report to Shareholders, pages 52 and 53.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Information required pursuant to this item is incorporated by reference herein from the section entitled "Management's Discussion and Analysis" in MCN's 1993 Annual Report to Shareholders, pages 30 through 35.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Information required pursuant to this item is incorporated by reference herein from the following sections of MCN's 1993 Annual Report to Shareholders. The consolidated statement of income, cash flows and capitalization are for each of the years ended December 31, 1993, 1992 and 1991 and the consolidated statement of financial position is as of December 31, 1993 and 1992.

     Consolidated Statement of Income, page 36;

     Consolidated Statement of Financial Position, page 37;

     Consolidated Statement of Capitalization, page 38;

     Consolidated Statement of Cash Flows, page 39;

     Summary of Accounting Policies, page 40;

     Notes to Consolidated Financial Statements, pages 41 through 49;

     Independent Auditors' Report, page 50; and

     Supplementary Financial Information, pages 52 and 53.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information set forth in the section entitled "Election of Directors" in MCN's March 1994 definitive Proxy Statement is incorporated by reference herein.

     Information concerning the executive officers of MCN is set forth in the section entitled "Executive Officers of the Registrant" on page 12 in Part I of this Report.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

     The information set forth in the section entitled "Filings Under Section 16(a)" in MCN's March 1994 definitive Proxy Statement is incorporated by reference herein.

ITEM 11. EXECUTIVE COMPENSATION

     The information set forth in the sections entitled "Directors' Compensation," "Executive Compensation," "Change of Control Employment Agreements," "Retirement Plans" and "Compensation Committee Interlocks and Insider Participation" in MCN's March 1994 definitive Proxy Statement is incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information set forth in the section entitled "Election of Directors" in MCN's March 1994 definitive Proxy Statement is incorporated by reference herein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information set forth in the section entitled "Executive Compensation" in MCN's March 1994 definitive Proxy Statement is incorporated by reference herein.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) LIST OF DOCUMENTS FILED AS PART OF THE REPORT:

     1. For a list of financial statements incorporated by reference, see the section entitled "Financial Statements and Supplementary Data", on page 13 in Part II, Item 8 of this Report.

     2. Financial Statement Schedules for each of the three years in the period ended December 31, 1993, unless otherwise noted, are included herein in response to Part II, Item 8:

           Independent Auditors' Report

        SCHEDULE
           II   --   Amounts Receivable from Related Parties and Underwriters, Promoters and
                     Employees other than Related Parties
            V   --   Property, Plant and Equipment
           VI   --   Accumulated Depreciation, Depletion and Amortization of Property, Plant and
                     Equipment
          VII   --   Guarantees of Securities of Other Issuers -- December 31, 1993
         VIII   --   Valuation and Qualifying Accounts
           IX   --   Short-Term Borrowings
            X   --   Supplementary Income Statement Information

     Schedules other than those referred to above are omitted as not applicable or not required, or the required information is shown in the financial statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT

MCN Corporation:

     We have audited the consolidated financial statements of MCN Corporation and subsidiaries as of December 31, 1993 and 1992, and for each of the three years in the period ended December 31, 1993, and have issued our report thereon dated February 8, 1994; such consolidated financial statements and report are included in your 1993 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedules of MCN Corporation and subsidiaries, listed in Item 14. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

Deloitte & Touche
Detroit, Michigan
February 8, 1994

                                                                     SCHEDULE II

                        MCN CORPORATION AND SUBSIDIARIES

           SCHEDULE II -- AMOUNTS RECEIVABLE FROM RELATED PARTIES AND
                     UNDERWRITERS, PROMOTERS AND EMPLOYEES
                           OTHER THAN RELATED PARTIES
                             (THOUSANDS OF DOLLARS)

       COLUMN A             COLUMN B          COLUMN C                 COLUMN D                       COLUMN E
                                                                      DEDUCTIONS                     BALANCE AT
                                                               -------------------------            END OF PERIOD
                           BALANCE AT                                            AMOUNTS         -------------------
                           BEGINNING                            AMOUNTS          WRITTEN                       NOT
    NAME OF DEBTOR         OF PERIOD          ADDITIONS        COLLECTED           OFF           CURRENT     CURRENT
- -----------------------    ----------         --------         ---------         -------         -------     -------
                                            YEAR ENDED DECEMBER 31, 1993
Harbortown Limited
  Dividend Housing
  Association (1)......      $1,131           $   102           $    102          $  --          $    --     $ 1,131
Orchards Golf Limited
  Partnership (2)......      $3,426           $ 1,594           $     --          $  --          $    --     $ 5,020
Bridgewater Place
  Ltd. Limited
  Partnership (3)......      $   --           $ 1,104           $     --          $  --          $    --     $ 1,104
                                            YEAR ENDED DECEMBER 31, 1992
Harbortown Limited
  Dividend Housing
  Association (1)......      $1,131           $   102           $    102          $  --          $    --     $ 1,131
Orchards Golf Limited
  Partnership (2)......      $  663           $ 3,288           $    525          $  --          $    --     $ 3,426
Blue Lake Gas Storage
  Company (4)..........      $2,436           $10,740           $ 13,176          $  --          $    --     $    --
                                            YEAR ENDED DECEMBER 31, 1991
Harbortown Limited
  Dividend Housing
  Association (1)......      $1,131           $   102           $    102          $  --          $    --     $ 1,131
Orchards Golf Limited
  Partnership (2)......      $   --           $   663           $     --          $  --          $    --     $   663
Blue Lake Gas Storage
  Company (4)..........      $   --           $ 2,436           $     --          $  --          $ 2,436     $    --

- ------------------------

NOTES:

(1) Represents unsecured promissory note payable, due August 2004, plus accrued interest thereon. Interest on the promissory note accrues at 9% per annum. The interest is payable upon maturity of the promissory note, but has been paid annually in recent years.

(2) Represents notes payable, due various dates through May 2008, plus accrued interest thereon. Interest on the notes accrues at 16% per annum, compounded at the end of each calendar year. The interest is payable upon maturity of the notes.

(3) Represents note payable, due June 1996, plus accrued interest thereon. Interest on the note accrues at 8 3/4% per annum. The interest is payable upon maturity of the note.

(4) Represents note payable, due June 1992, to temporarily support the construction of gas storage facilities. The note accrued interest at a variable interest rate based on the prime rate, payable quarterly and upon maturity.

                                                                      SCHEDULE V

                        MCN CORPORATION AND SUBSIDIARIES

                  SCHEDULE V -- PROPERTY, PLANT AND EQUIPMENT
                             (THOUSANDS OF DOLLARS)

                COLUMN A                       COLUMN B                  COLUMN D               COLUMN E                COLUMN F

                                                                        RETIREMENTS            OTHER CHANGES
                                              BALANCE AT    COLUMN C     OR SALES      -----------------------------     BALANCE
                                              BEGINNING     ADDITIONS     AT COST        TRANSFERS AND       OTHER       AT END
              CLASSIFICATION                  OF PERIOD     AT COST      (NOTE 1)      RECLASSIFICATIONS    (NOTE 2)    OF PERIOD
- -------------------------------------------   ----------    --------    -----------    -----------------    --------    ---------
                                                                                                     YEAR ENDED DECEMBER 31, 1993
UTILITY SERVICES
 In Service --
   Tangible --
     Natural gas production................   $  43,109     $    38       $   108           $   (98)        $    --     $  42,941
     Storage...............................     147,760       2,524           130                61              --       150,215
     Transmission..........................     283,910      36,503         2,555            (5,035)             --       312,823
     Distribution..........................   1,206,698      82,590         6,570             5,178            (515)    1,287,381
     General...............................     201,654      28,340         8,936              (915)             --       220,143
   Intangible..............................      12,230       1,989            --                --              --        14,219
 Property under capital leases.............      26,454         432            --                --              --        26,886
 Construction work in progress.............      48,489     (10,242)           --                --            (330)       37,917
 Utility plant held for future use.........       2,230          --         1,407                --              43           866
 Other.....................................       9,207         484            --              (243)         (1,223)        8,225
                                              ----------    --------    -----------          ------         --------    ---------
                                              1,981,741     142,658        19,706            (1,052)         (2,025)    2,101,616
                                              ----------    --------    -----------          ------         --------    ---------
NONUTILITY SERVICES
 Gas Services..............................      86,641      58,858            --             1,826            (229)      147,096
 Computer Operations Services..............      28,733       5,065           282               (86)             --        33,430
 Corporate & Gas Technology................       1,020       2,230            86              (789)             12         2,387
                                              ----------    --------    -----------          ------         --------    ---------
                                                116,394      66,153           368               951            (217)      182,913
                                              ----------    --------    -----------          ------         --------    ---------
       Total property, plant and
        equipment..........................   $2,098,135    $208,811      $20,074           $  (101)        $(2,242)    $2,284,529
                                              ----------    --------    -----------          ------         --------    ---------
                                              ----------    --------    -----------          ------         --------    ---------
                                                                                                     YEAR ENDED DECEMBER 31, 1992
UTILITY SERVICES
 In Service --
   Tangible --
     Natural gas production................   $  43,188     $    13       $    33           $   (59)        $    --     $  43,109
     Storage...............................     143,864       3,653           126               110             259       147,760
     Transmission..........................     245,258      40,906           791            (1,403)            (60)      283,910
     Distribution..........................   1,148,121      65,674         6,001              (111)           (985)    1,206,698
     General...............................     179,541      28,554         6,423               (18)             --       201,654
   Intangible..............................       8,694       3,536            --                --              --        12,230
 Property under capital leases.............      26,454          --            --                --              --        26,454
 Construction work in progress.............      61,817     (13,328)           --                --              --        48,489
 Utility plant held for future use.........       1,242          --           475             1,463              --         2,230
 Other.....................................       8,792         415            --                --              --         9,207
                                              ----------    --------    -----------          ------         --------    ---------
                                              1,866,971     129,423        13,849               (18)           (786)    1,981,741
                                              ----------    --------    -----------          ------         --------    ---------
NONUTILITY SERVICES
 Gas Services..............................      51,150      35,935           104                --            (340)       86,641
 Computer Operations Services..............      23,300       5,484            48                (3)             --        28,733
 Corporate & Gas Technology................         729         467           187                11              --         1,020
                                              ----------    --------    -----------          ------         --------    ---------
                                                 75,179      41,886           339                 8            (340)      116,394
                                              ----------    --------    -----------          ------         --------    ---------
       Total property, plant and
        equipment..........................   $1,942,150    $171,309      $14,188           $   (10)        $(1,126)    $2,098,135
                                              ----------    --------    -----------          ------         --------    ---------
                                              ----------    --------    -----------          ------         --------    ---------
                                                                                                     YEAR ENDED DECEMBER 31, 1991
UTILITY SERVICES
 In Service --
   Tangible --
     Natural gas production................   $  42,297     $ 1,022       $   100           $   (31)        $    --     $  43,188
     Storage...............................     135,307       1,754             1                72           6,732       143,864
     Transmission..........................     236,258       9,535         1,849             1,317              (3)      245,258
     Distribution..........................   1,100,424      53,175         5,213                19            (284)    1,148,121
     General...............................     167,901      16,056         4,475                59              --       179,541
   Intangible..............................       6,069       2,625            --                --              --         8,694
 Property under capital leases.............      27,045          --           591                --              --        26,454
 Construction work in progress.............      27,980      33,837            --                --              --        61,817
 Utility plant held for future use.........       2,716          --            48            (1,426)             --         1,242
 Other.....................................       9,035         253           496                --              --         8,792
                                              ----------    --------    -----------          ------         --------    ---------
                                              1,755,032     118,257        12,773                10           6,445     1,866,971
                                              ----------    --------    -----------          ------         --------    ---------
NONUTILITY SERVICES
 Gas Services..............................      44,764       6,456            --                --             (70)       51,150
 Computer Operations Services..............      20,739       2,600            38                --              (1)       23,300
 Corporate & Gas Technology................       1,282         181           622               (92)            (20)          729
                                              ----------    --------    -----------          ------         --------    ---------
                                                 66,785       9,237           660               (92)            (91)       75,179
                                              ----------    --------    -----------          ------         --------    ---------
       Total property, plant and
        equipment..........................  $1,821,817    $127,494       $13,433           $   (82)        $ 6,354    $1,942,150
                                              ----------    --------    -----------          ------         --------    ---------
                                              ----------    --------    -----------          ------         --------    ---------

                                                                      SCHEDULE V

                        MCN CORPORATION AND SUBSIDIARIES

           SCHEDULE V -- PROPERTY, PLANT AND EQUIPMENT -- (CONCLUDED)
                             (THOUSANDS OF DOLLARS)

- ------------------------

NOTES:

                                                                                 YEAR ENDED DECEMBER 31,
                                                                              -----------------------------
                                                                               1993       1992       1991
                                                                              -------    -------    -------
(1) Retirements or sales are summarized as follows:
          Charged to accumulated depreciation, depletion and amortization
            (Schedule VI)..................................................   $19,440    $13,427    $12,453
          Undepreciated cost of other property sold or retired.............       634        761        980
                                                                              -------    -------    -------
                                                                              $20,074    $14,188    $13,433
                                                                              -------    -------    -------
                                                                              -------    -------    -------
(2) Other includes:
          Inventory gas reclassified to base gas (a).......................   $    --    $   259    $ 6,732
          Customer payments for gas main extensions........................      (515)      (985)      (284)
          Writedown of project assets......................................    (1,223)        --         --
          Miscellaneous....................................................      (504)      (400)       (94)
                                                                              -------    -------    -------
                                                                              $(2,242)   $(1,126)   $ 6,354
                                                                              -------    -------    -------
                                                                              -------    -------    -------
          (a) In May 1991, Utility Services reclassified a portion of volumes previously included as Gas in
              Inventory to base gas volumes, which are included in Property, Plant and Equipment. These volumes include working gas capacity that has never been withdrawn. The year ended December
              31, 1992 reflects an adjustment to deferred income taxes related to this reclassification.

(3) Reference is made to the Summary of Accounting Policies, in the 1993 Annual Report to Shareholders of
    MCN Corporation, page 40, with respect to the basis of the provision for depreciation and depletion.

                                                                     SCHEDULE VI

                        MCN CORPORATION AND SUBSIDIARIES

      SCHEDULE VI -- ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION
                        OF PROPERTY, PLANT AND EQUIPMENT
                             (THOUSANDS OF DOLLARS)

                    COLUMN A                        COLUMN B               COLUMN C                    COLUMN D
                                                                          ADDITIONS                   DEDUCTIONS
                                                                  --------------------------    ----------------------
                                                                                                RETIREMENTS
                                                                    PROVISIONS CHARGED TO        OR SALES      REMOVAL,
                                                    BALANCE AT    --------------------------      AT COST       COST,
                                                    BEGINNING      INCOME      CLEARING AND     (NOTE 1 TO      LESS
                   DESCRIPTION                      OF PERIOD     (NOTE 1)    OTHER ACCOUNTS    SCHEDULE V)    SALVAGE
- -------------------------------------------------   ----------    --------    --------------    -----------    -------
                                                                       YEAR ENDED DECEMBER 31, 1993
                                                    ------------------------------------------------------------------
UTILITY SERVICES
 In Service --
   Tangible --
     Natural gas production......................    $ 33,846     $ 1,964         $   --          $    99      $    3
     Storage.....................................      73,049       3,428             --              129          28
     Transmission................................     173,238       9,153             --            2,566          82
     Distribution................................     608,827      49,819             --            6,574       3,489
     General.....................................      74,602       9,173          5,482            9,105        (713)
   Intangible....................................       1,393         877             --               --          --
 Property under capital leases...................       7,265         941             --               --          --
 Retirement work in progress.....................      (1,721)         --             --               --        (132)
 Utility plant held for future use...............         986          --             --              800          --
 Other...........................................         799          68             --               10          --
                                                    ----------    --------         -----        -----------    -------
                                                      972,284      75,423          5,482           19,283       2,757
                                                    ----------    --------         -----        -----------    -------
NONUTILITY SERVICES
 Gas Services....................................       4,196       2,689             --               --          --
 Computer Operations Services....................       6,299       3,299             --              120          --
 Corporate & Gas Technology......................         259         264             --               37          --
                                                    ----------    --------         -----        -----------    -------
                                                       10,754       6,252             --              157          --
                                                    ----------    --------         -----        -----------    -------
     Total.......................................    $983,038     $81,675         $5,482          $19,440      $2,757
                                                    ----------    --------         -----        -----------    -------
                                                    ----------    --------         -----        -----------    -------

                                                                       YEAR ENDED DECEMBER 31, 1992
                                                    ------------------------------------------------------------------
UTILITY SERVICES
 In Service --
   Tangible --
     Natural gas production......................    $ 30,913     $ 2,889         $   --          $  (100)     $   --
     Storage.....................................      69,850       3,347             --              126          32
     Transmission................................     166,934       7,873             --              787          80
     Distribution................................     571,526      47,195             --            6,079       3,805
     General.....................................      66,811       8,290          5,532            6,292        (261)
   Intangible....................................         698         695             --               --          --
 Property under capital leases...................       6,418         847             --               --          --
 Retirement work in progress.....................      (1,486)         --             --               --         235
 Utility plant held for future use...............         452          --             --              127          95
 Other...........................................         740          59             --               (6)          6
                                                    ----------    --------         -----        -----------    -------
                                                      912,856      71,195          5,532           13,305       3,992
                                                    ----------    --------         -----        -----------    -------
NONUTILITY SERVICES
 Gas Services....................................       2,015       2,217             --                9          --
 Computer Operations Services....................       3,905       2,417             --               21          --
 Corporate & Gas Technology......................         228         131             --               92          --
                                                    ----------    --------         -----        -----------    -------
                                                        6,148       4,765             --              122          --
                                                    ----------    --------         -----        -----------    -------
     Total.......................................    $919,004     $75,960         $5,532          $13,427      $3,992
                                                    ----------    --------         -----        -----------    -------
                                                    ----------    --------         -----        -----------    -------

                                                                       YEAR ENDED DECEMBER 31, 1991
                                                    ------------------------------------------------------------------
UTILITY SERVICES
 In Service --
   Tangible --
     Natural gas production......................    $ 28,442     $ 2,476         $   --          $    65      $   --
     Storage.....................................      65,880       3,972             --                1           3
     Transmission................................     159,963       8,653             --            1,843         284
     Distribution................................     535,625      45,216             --            5,233       4,017
     General.....................................      58,522       7,539          4,943            4,442        (167)
   Intangible....................................         209         489             --               --          --
 Property under capital leases...................       6,243         766             --              591          --
 Retirement work in progress.....................      (1,766)         --             --               --        (280)
 Utility plant held for future use...............         987          --             --               49          --
 Other...........................................         698          50             --               13          (5)
                                                    ----------    --------         -----        -----------    -------
                                                      854,803      69,161          4,943           12,237       3,852
                                                    ----------    --------         -----        -----------    -------
NONUTILITY SERVICES
 Gas Services....................................         100       1,985             --               --          --
 Computer Operations.............................       1,870       2,045             --                9          --
 Corporate & Gas Technology......................         319         134             19              207          --
                                                    ----------    --------         -----        -----------    -------
                                                        2,289       4,164             19              216          --
                                                    ----------    --------         -----        -----------    -------
     Total.......................................    $857,092     $73,325         $4,962          $12,453      $3,852
                                                    ----------    --------         -----        -----------    -------
                                                    ----------    --------         -----        -----------    -------



                    COLUMN A                                COLUMN E              COLUMN F
                                                             OTHER                BALANCE
                                                   --------------------------      AT END
                   DESCRIPTION                     MISCELLANEOUS    TRANSFERS    OF PERIOD
- -------------------------------------------------  -------------    ---------    ----------

UTILITY SERVICES
 In Service --
   Tangible --
     Natural gas production......................     $   (47)        $  --      $   35,661
     Storage.....................................           4            --          76,324
     Transmission................................      (1,716)           --         178,027
     Distribution................................       1,772            --         650,355
     General.....................................           3            --          80,868
   Intangible....................................          --            --           2,270
 Property under capital leases...................          --            --           8,206
 Retirement work in progress.....................          --            --          (1,589)
 Utility plant held for future use...............          43            --             229
 Other...........................................         (15)           --             842
                                                       ------       ---------    ----------
                                                           44            --       1,031,193
                                                       ------       ---------    ----------
NONUTILITY SERVICES
 Gas Services....................................          --            10           6,895
 Computer Operations Services....................          --           (90)          9,388
 Corporate & Gas Technology......................          --           (21)            465
                                                       ------       ---------    ----------
                                                           --          (101)         16,748
                                                       ------       ---------    ----------
     Total.......................................     $    44         $(101)     $1,047,941
                                                       ------       ---------    ----------
                                                       ------       ---------    ----------

UTILITY SERVICES
 In Service --
   Tangible --
     Natural gas production......................     $   (56)        $  --      $   33,846
     Storage.....................................          10            --          73,049
     Transmission................................        (702)           --         173,238
     Distribution................................         (10)           --         608,827
     General.....................................          --            --          74,602
   Intangible....................................          --            --           1,393
 Property under capital leases...................          --            --           7,265
 Retirement work in progress.....................          --            --          (1,721)
 Utility plant held for future use...............         756            --             986
 Other...........................................          --            --             799
                                                       ------       ---------    ----------
                                                           (2)           --         972,284
                                                       ------       ---------    ----------
NONUTILITY SERVICES
 Gas Services....................................         (27)           --           4,196
 Computer Operations Services....................          --            (2)          6,299
 Corporate & Gas Technology......................          --            (8)            259
                                                       ------       ---------    ----------
                                                          (27)          (10)         10,754
                                                       ------       ---------    ----------
     Total.......................................     $   (29)        $ (10)     $  983,038
                                                       ------       ---------    ----------
                                                       ------       ---------    ----------

UTILITY SERVICES
 In Service --
   Tangible --
     Natural gas production......................     $    60         $  --      $   30,913
     Storage.....................................           2            --          69,850
     Transmission................................         445            --         166,934
     Distribution................................         (65)           --         571,526
     General.....................................          82            --          66,811
   Intangible....................................          --            --             698
 Property under capital leases...................          --            --           6,418
 Retirement work in progress.....................          --            --          (1,486)
 Utility plant held for future use...............        (486)           --             452
 Other...........................................          --            --             740
                                                       ------       ---------    ----------
                                                           38            --         912,856
                                                       ------       ---------    ----------
NONUTILITY SERVICES
 Gas Services....................................          --           (70)          2,015
 Computer Operations.............................          --            (1)          3,905
 Corporate & Gas Technology......................         (26)          (11)            228
                                                       ------       ---------    ----------
                                                          (26)          (82)          6,148
                                                       ------       ---------    ----------
     Total.......................................     $    12         $ (82)     $  919,004
                                                       ------       ---------    ----------
                                                       ------       ---------    ----------

                                                                     SCHEDULE VI

                        MCN CORPORATION AND SUBSIDIARIES

      SCHEDULE VI -- ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION
                OF PROPERTY, PLANT AND EQUIPMENT -- (CONCLUDED)
                             (THOUSANDS OF DOLLARS)

- ------------------------

NOTES:

                                                                                 YEAR ENDED DECEMBER 31,
                                                                              -----------------------------
                                                                               1993       1992       1991
                                                                              -------    -------    -------
(1) Reconciliation of total depreciation per Column C to Consolidated
       Statement of Income:
          Depreciation, depletion and amortization per Consolidated
           Statement of Income.............................................   $81,646    $76,434    $74,081
          Add: Provision charged to Operation & Maintenance................       941        847        766
                Provision charged to other Income and (Deductions).........        47         53         47
                Miscellaneous..............................................        13         27         --
          Less: Amortization of intangible assets..........................       972      1,401      1,569
                                                                              -------    -------    -------
          Total............................................................   $81,675    $75,960    $73,325
                                                                              -------    -------    -------
                                                                              -------    -------    -------

                                                                    SCHEDULE VII

                        MCN CORPORATION AND SUBSIDIARIES

           SCHEDULE VII -- GUARANTEES OF SECURITIES OF OTHER ISSUERS
                               DECEMBER 31, 1993
                             (THOUSANDS OF DOLLARS)

    COLUMN A               COLUMN B        COLUMN C       COLUMN D      COLUMN E                      COLUMN G
                                                                                               NATURE OF ANY DEFAULT BY
                                                        AMOUNT OWNED                             ISSUER OF SECURITIES
 NAME OF ISSUER OF                           TOTAL      BY PERSON OR    AMOUNT IN               GUARANTEED IN PRINCIPAL,
    SECURITIES         TITLE OF ISSUE OF     AMOUNT     PERSONS FOR    TREASURY OF   COLUMN F    INTEREST, SINKING FUND
   GUARANTEED BY         EACH CLASS OF     GUARANTEED      WHICH        ISSUER OF     NATURE         OR REDEMPTION
 PERSON FOR WHICH         SECURITIES          AND       STATEMENT IS   SECURITIES       OF       PROVISIONS, OR PAYMENT
STATEMENT IS FILED        GUARANTEED       OUTSTANDING     FILED       GUARANTEED    GUARANTEE        OF DIVIDENDS
- -------------------   -------------------  ----------   ------------   -----------   --------   ------------------------
Harbortown Limited    Michigan State        $12,000        None          None        Principal,       None
  Dividend Housing    Housing Development                                            Interest
  Association (1)     Authority Limited                                              and Fees
                      Obligation Variable
                      Rate Demand Notes,
                      due June 2004
Blue Lake             $90 million Credit    $41,450        None          None         50% of          None
  Gas Storage         Agreement, variable                                              the
  Company (1)         rates, due March                                               Principal,
                      1994                                                           Interest
                                                                                     and Fees

- ---------------------

NOTES:

(1) Reference is made to Note 5a to the Consolidated Financial Statements in the 1993 Annual Report to Shareholders of MCN Corporation, page 43.

                                                                   SCHEDULE VIII

                        MCN CORPORATION AND SUBSIDIARIES

               SCHEDULE VIII -- VALUATION AND QUALIFYING ACCOUNTS
                             (THOUSANDS OF DOLLARS)

                             COLUMN A                                COLUMN B          COLUMN C           COLUMN D       COLUMN E
                                                                                      ADDITIONS
                                                                                  ------------------
                                                                                  PROVISIONS CHARGED
                                                                                                         DEDUCTIONS
                                                                                          TO            FOR PURPOSES     BALANCE
                                                                    BALANCE AT    ------------------    FOR WHICH THE     AT END
                                                                    BEGINNING                UTILITY    RESERVES WERE       OF
                           DESCRIPTION                              OF PERIOD     INCOME      PLANT       PROVIDED        PERIOD
- -----------------------------------------------------------------   ----------    -------    -------    -------------    --------
                                                                                      YEAR ENDED DECEMBER 31, 1993
Reserve deducted from assets in Consolidated Statement of
  Financial Position:
    Allowance for doubtful accounts..............................    $ 24,930     $21,138     $  --        $26,492       $19,576
    Allowance for notes receivable...............................          --         579        --             --           579
                                                                    ----------    -------    -------    -------------    --------
                                                                     $ 24,930     $21,717     $  --        $26,492       $20,155
                                                                    ----------    -------    -------    -------------    --------
                                                                    ----------    -------    -------    -------------    --------
Reserves included in Current Liabilities -- Other in Consolidated
  Statement of Financial Position:
    Environmental testing (1)....................................    $  1,677     $    --     $  --        $(4,502)      $ 6,179
                                                                    ----------    -------    -------    -------------    --------
                                                                    ----------    -------    -------    -------------    --------
Reserves included in Deferred Credits and Other Liabilities --
  Other in Consolidated Statement of Financial Position:
    Injuries and damages.........................................    $ 10,105     $ 1,895     $ 372        $ 3,282       $ 9,090
    Environmental testing (1)....................................       6,575          --        --          6,575            --
                                                                    ----------    -------    -------    -------------    --------
                                                                     $ 16,680     $ 1,895     $ 372        $ 9,857       $ 9,090
                                                                    ----------    -------    -------    -------------    --------
                                                                    ----------    -------    -------    -------------    --------

                                                                                      YEAR ENDED DECEMBER 31, 1992
Reserves deducted from assets in Consolidated Statement of
  Financial Position:
    Allowance for doubtful accounts..............................    $ 31,216     $20,201     $  --        $26,487       $24,930
    Allowance for notes receivable...............................         223          --        --            223            --
                                                                    ----------    -------    -------    -------------    --------
                                                                     $ 31,439     $20,201     $  --        $26,710       $24,930
                                                                    ----------    -------    -------    -------------    --------
                                                                    ----------    -------    -------    -------------    --------
Reserves included in Current Liabilities -- Other in Consolidated
  Statement of Financial Position:
    Environmental testing (1)....................................    $    458     $    --     $  --        $(1,219)      $ 1,677
    Restructuring of gas technology operations (2)...............         150          --        --            150            --
                                                                    ----------    -------    -------    -------------    --------
                                                                     $    608     $    --     $  --        $(1,069)      $ 1,677
                                                                    ----------    -------    -------    -------------    --------
                                                                    ----------    -------    -------    -------------    --------
Reserves included in Deferred Credits and Other Liabilities --
  Other in Consolidated Statement of Financial Position:
    Injuries and damages.........................................    $ 11,893     $   629     $ 243        $ 2,660       $10,105
    Environmental testing (1)....................................       8,575          --        --          2,000         6,575
                                                                    ----------    -------    -------    -------------    --------
                                                                     $ 20,468     $   629     $ 243        $ 4,660       $16,680
                                                                    ----------    -------    -------    -------------    --------
                                                                    ----------    -------    -------    -------------    --------
                                                                                      YEAR ENDED DECEMBER 31, 1991
Reserves deducted from assets in Consolidated Statement of
  Financial Position:
    Allowance for doubtful accounts..............................    $ 24,290     $27,631     $  --        $20,705       $31,216
    Allowance for notes receivable...............................          --         223        --             --           223
                                                                    ----------    -------    -------    -------------    --------
                                                                     $ 24,290     $27,854     $  --        $20,705       $31,439
                                                                    ----------    -------    -------    -------------    --------
                                                                    ----------    -------    -------    -------------    --------
Reserves included in Current Liabilities -- Other in Consolidated
  Statement of Financial Position:
    Environmental testing (1)....................................    $    601     $    --     $  --        $   143       $   458
    Restructuring of gas technology operations (2)...............          --       1,349        --          1,199           150
                                                                    ----------    -------    -------    -------------    --------
                                                                     $    601     $ 1,349     $  --        $ 1,342       $   608
                                                                    ----------    -------    -------    -------------    --------
                                                                    ----------    -------    -------    -------------    --------
Reserves included in Deferred Credits and Other Liabilities --
  Other in Consolidated Statement of Financial Position:
    Injuries and damages.........................................    $ 11,484     $ 3,256     $ 286        $ 3,133       $11,893
    Environmental testing (1)....................................       8,575          --        --             --         8,575
                                                                    ----------    -------    -------    -------------    --------
                                                                     $ 20,059     $ 3,256     $ 286        $ 3,133       $20,468
                                                                    ----------    -------    -------    -------------    --------
                                                                    ----------    -------    -------    -------------    --------

                                                                   SCHEDULE VIII

                        MCN CORPORATION AND SUBSIDIARIES

       SCHEDULE VIII -- VALUATION AND QUALIFYING ACCOUNTS -- (CONCLUDED)

- ------------------------

NOTES:

(1) Reference is made to Note 5b to the Consolidated Financial Statements in the 1993 Annual Report to Shareholders of MCN Corporation, page 44. During the year ended December 31, 1993, $6,575,000 was transferred from Deferred Credits and Other Liabilities -- Other to Current Liabilities -- Other. Similarly, $2,000,000 was transferred during the year ended December 31, 1992. Actual expenditures deducted against the reserve in 1993 and 1992 were $2,073,000 and $781,000, respectively.

(2) During 1991, MCN established a reserve relating to the restructuring of the gas technology business where MCN entered into a partnership with a third party to more effectively market its natural gas torch products.

                                                                     SCHEDULE IX

                        MCN CORPORATION AND SUBSIDIARIES
                      SCHEDULE IX -- SHORT-TERM BORROWINGS
                             (THOUSANDS OF DOLLARS)

                    COLUMN A                        COLUMN B    COLUMN C     COLUMN D       COLUMN E       COLUMN F
                                                                                                           WEIGHTED
                                                       END OF PERIOD
                                                    --------------------                     AVERAGE        (DAILY)
                                                                WEIGHTED      MAXIMUM        (DAILY)        AVERAGE
                                                                AVERAGE       AMOUNT         AMOUNT        EFFECTIVE
                                                                EFFECTIVE   OUTSTANDING    OUTSTANDING     INTEREST
                                                                INTEREST      AT ANY       DURING THE     RATE DURING
              CATEGORY OF AGGREGATE                 BALANCE       RATE       MONTH END       PERIOD       THE PERIOD
         SHORT-TERM BORROWINGS (NOTE 1)             (NOTE 2)    (NOTE 3)     (NOTE 2)       (NOTE 2)       (NOTE 3)
- -------------------------------------------------   --------    --------    -----------    -----------    -----------
                                                                        YEAR ENDED DECEMBER 31, 1993
                                                    -----------------------------------------------------------------
Commercial Paper.................................   $260,274       3.4%      $ 260,274      $ 159,208         3.4%
Banks............................................     20,000       4.4          60,000         12,426         3.5
Other............................................         30       3.4           2,936            732         3.3
                                                                        YEAR ENDED DECEMBER 31, 1992
                                                    -----------------------------------------------------------------
Commercial Paper.................................   $235,293       3.5%      $ 236,944      $  91,418         3.8%
Other............................................         30       6.0              30             27         6.3
                                                                        YEAR ENDED DECEMBER 31, 1991
                                                    -----------------------------------------------------------------
Commercial Paper.................................   $180,118       5.3%      $ 180,118      $  68,647         6.1%
Banks............................................         --        --          30,800         17,557         7.2
Other............................................        272       7.8             782            327         8.5

- ------------------------

NOTES:

(1) Reference is made to Note 4 to the Consolidated Financial Statements in the 1993 Annual Report to Shareholders of MCN Corporation, page 43. Fees are paid to compensate banks for lines of credit.

(2) Represents amounts payable, net of any discount.

(3) Weighted average effective interest rates were calculated on the net proceeds basis and do not include the effect of line of credit fees.

                                                                      SCHEDULE X

                        MCN CORPORATION AND SUBSIDIARIES

            SCHEDULE X -- SUPPLEMENTARY INCOME STATEMENT INFORMATION
                             (THOUSANDS OF DOLLARS)

                                                                              COLUMN B
                                                                             CHARGED TO
                                                                         COSTS AND EXPENSES
                                                                       YEAR ENDED DECEMBER 31,
                            COLUMN A                                -----------------------------
                              ITEM                                   1993       1992       1991
- -----------------------------------------------------------------   -------    -------    -------
Maintenance......................................................   $29,260    $29,487    $28,862
Real and personal property taxes.................................    46,592     44,805     42,180

3. Exhibits, Including Those Incorporated By Reference

EXHIBIT NO.                                      DESCRIPTION
- -----------    -------------------------------------------------------------------------------
     3-1       Articles of Incorporation of MCN Corporation (Exhibit 3-1 to March 31, 1993
               Form 10-Q).
     3-2       By-Laws of MCN Corporation, as amended (Exhibit 3-2 to March 31, 1993 Form
               10-Q).
     4-1       Rights Plan (Exhibit 28-1 to Form 8-K dated December 20, 1989).
    10-1       MCN Stock Option Plan Post-Effective Amendment No. 1 (Registration Statement
               No. 33-21930-99).
    10-2       Directors' Deferred Fee Plan (Exhibit 10-3 to 1989 Form 10-K).
    10-3       Executive Deferred Compensation Plan (Exhibit 10-4 to 1989 Form 10-K).
    10-4       MCN Corporation Stock Incentive Plan (Exhibit 10-5 to 1989 Form 10-K).
    10-5       Form of Employment Agreement (Exhibit 10-1 to March 31, 1990 Form 10-Q).
    10-6       MCN Corporation Annual Performance Plan.*
    13-1       MCN Corporation 1993 Annual Report to Shareholders.*
    21-1       List of MCN Subsidiaries.*
    23-1       Independent Auditors' Consent -- Deloitte & Touche.*
    24-1       Powers of Attorney.*

(B) REPORTS ON FORM 8-K:

     None.
- -------------------------
* Indicates document filed herewith.

References are to MCN (File No. 1-10070) for documents incorporated by reference.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      MCN CORPORATION
                                                       (Registrant)

                                          By:        /s/ Patrick Zurlinden
                                                     Patrick Zurlinden
                                                       Controller and
                                                  Chief Accounting Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

                                                                TITLE                          DATE
                                               ----------------------------------------   ---------------
                       *                       Director, Chairman, President and Chief      March 7, 1994
            Alfred R. Glancy III               Executive Officer

                       *                       Director, Vice Chairman and Chief            March 7, 1994
            William K. McCrackin               Financial Officer

         By:  /s/ Patrick Zurlinden            Controller and Chief Accounting Officer      March 7, 1994
             Patrick Zurlinden
                       *                       Director                                     March 7, 1994
              Stephen E. Ewing
                       *                       Director                                     March 7, 1994
               Roger Fridholm
                       *                       Director                                     March 7, 1994
             Frank M. Hennessey
                       *                       Director                                     March 7, 1994
             Thomas H. Jeffs II
                       *                       Director                                     March 7, 1994
             Arthur L. Johnson
                       *                       Director                                     March 7, 1994
              Dale A. Johnson
                       *                       Director                                     March 7, 1994
            Helen O. Petrauskas
                       *                       Director                                     March 7, 1994
               Howard F. Sims

        *By: /s/ Patrick Zurlinden
             Patrick Zurlinden
              Attorney-in-Fact