Form 10-Q
period 1994-03-31
MCN CORP
filed 1994-05-06
CIK 837579

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ------------------------
                                   FORM 10-Q

(MARK ONE)
/X/             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1994, OR

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

                                   NO CHANGES
   (Former name, former address and former fiscal year, if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes X              No

     Number of shares outstanding of each of the registrant's classes of common stock, as of April 30, 1994:

               Common Stock, par value $.01 per share: 29,622,410
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                               INDEX TO FORM 10-Q

                        FOR QUARTER ENDED MARCH 31, 1994

                                                                                        PAGE
                                                                                       NUMBER
                                                                                       ------
COVER...............................................................................      i
INDEX...............................................................................     ii
PART I -- FINANCIAL INFORMATION
  Item 1. Financial Statements......................................................      1
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of
          Operations................................................................      5
PART II -- OTHER INFORMATION
  Item 4. Submission of Matters to a Vote of Security Holders.......................     14
  Item 6. Exhibits and Reports on Form 8-K..........................................     14
SIGNATURE...........................................................................     15

                        PART I -- FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                        MCN CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF FINANCIAL POSITION (UNAUDITED)
                             (THOUSANDS OF DOLLARS)

                                                                                      MARCH 31,            DECEMBER 31,
                                                                               ------------------------    ------------
                                                                                  1994          1993           1993
                                                                               ----------    ----------    ------------
ASSETS
CURRENT ASSETS
  Cash and temporary cash investments, at cost (which approximates market
    value)..................................................................   $   23,916    $    8,633     $   12,474
  Accounts receivable, less allowance for doubtful accounts of $29,630,
    $35,050 and $19,576, respectively.......................................      326,134       284,694        236,934
  Accrued unbilled revenues.................................................       83,932        69,975        101,327
  Gas in inventory (Note 1).................................................       15,911         6,171         45,895
  Property taxes assessed applicable to future periods......................       40,089        48,873         50,709
  Other.....................................................................       40,508        48,111         35,332
                                                                               ----------    ----------    ------------
                                                                                  530,490       466,457        482,671
                                                                               ----------    ----------    ------------
DEFERRED CHARGES AND OTHER ASSETS
  Investment in and advances to joint ventures..............................       60,541        48,312         60,528
  Deferred postretirement benefit cost......................................       25,406         7,069         25,612
  Other.....................................................................       73,035        53,935         59,031
                                                                               ----------    ----------    ------------
                                                                                  158,982       109,316        145,171
                                                                               ----------    ----------    ------------
PROPERTY, PLANT AND EQUIPMENT, at cost......................................    2,320,518     2,135,725      2,284,529
  Less -- Accumulated depreciation and depletion............................    1,070,418     1,000,799      1,047,941
                                                                               ----------    ----------    ------------
                                                                                1,250,100     1,134,926      1,236,588
                                                                               ----------    ----------    ------------
                                                                               $1,939,572    $1,710,699     $1,864,430
                                                                               ----------    ----------    ------------
                                                                               ----------    ----------    ------------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable..........................................................   $  145,696    $  122,097     $  124,585
  Notes payable.............................................................      105,043       108,970        280,304
  Current portion of long-term debt, capital lease obligations and
    redeemable cumulative preferred stock...................................        3,009        10,020          5,980
  Gas inventory equalization (Note 1).......................................      109,155       102,462             --
  Federal income, property and other taxes payable..........................       96,394       101,315         63,790
  Refunds payable to customers..............................................       11,120        13,234         10,794
  Customer deposits.........................................................       10,940        12,223         13,271
  Other.....................................................................       73,490        67,963         78,146
                                                                               ----------    ----------    ------------
                                                                                  554,847       538,284        576,870
                                                                               ----------    ----------    ------------
DEFERRED CREDITS AND OTHER LIABILITIES
  Accumulated deferred income taxes.........................................      169,896       135,575        171,630
  Unamortized investment tax credit.........................................       40,101        42,013         40,571
  Tax benefits amortizable to customers.....................................       31,089        43,613         31,666
  Minority interest.........................................................       18,185        18,198         18,357
  Other.....................................................................       74,547        61,529         54,729
                                                                               ----------    ----------    ------------
                                                                                  333,818       300,928        316,953
                                                                               ----------    ----------    ------------
LONG-TERM DEBT, including capital lease obligations.........................      514,661       387,190        494,821
                                                                               ----------    ----------    ------------
REDEEMABLE CUMULATIVE PREFERRED STOCK OF SUBSIDIARY, $2.05 SERIES...........        5,618         5,618          5,618
                                                                               ----------    ----------    ------------
CONTINGENCIES (Note 2)
COMMON SHAREHOLDERS' EQUITY
  Common stock..............................................................          296           292            295
  Additional paid-in capital................................................      320,907       308,791        317,117
  Retained earnings.........................................................      210,309       172,420        153,884
  Unearned compensation and ESOP benefit....................................         (884)       (2,824)        (1,128)
                                                                               ----------    ----------    ------------
                                                                                  530,628       478,679        470,168
                                                                               ----------    ----------    ------------
                                                                               $1,939,572    $1,710,699     $1,864,430
                                                                               ----------    ----------    ------------
                                                                               ----------    ----------    ------------

The notes to the consolidated financial statements are an integral part of this statement.

                        MCN CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                      (THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                            THREE MONTHS ENDED          TWELVE MONTHS ENDED
                                                                 MARCH 31,                   MARCH 31,
                                                           ---------------------     -------------------------
                                                             1994         1993          1994           1993
                                                           --------     --------     ----------     ----------
OPERATING REVENUES......................................   $656,757     $559,348     $1,577,063     $1,469,452
                                                           --------     --------     ----------     ----------
OPERATING EXPENSES
  Cost of gas...........................................    392,017      338,612        900,138        864,301
  Operation and maintenance.............................    106,899       92,501        359,110        346,117
  Depreciation, depletion and amortization..............     24,052       20,263         85,435         77,734
  Property and other taxes..............................     20,235       17,332         65,580         63,237
                                                           --------     --------     ----------     ----------
    Total operating expenses............................    543,203      468,708      1,410,263      1,351,389
                                                           --------     --------     ----------     ----------
OPERATING INCOME........................................    113,554       90,640        166,800        118,063
                                                           --------     --------     ----------     ----------
EQUITY IN EARNINGS (LOSS) OF JOINT VENTURES.............      1,598          767          8,541            (37)
                                                           --------     --------     ----------     ----------
OTHER INCOME AND (DEDUCTIONS)
  Interest income.......................................      1,877          985          6,079          6,336
  Interest on long-term debt............................     (8,139)      (7,023)       (29,905)       (30,672)
  Other interest expense................................     (2,420)      (2,099)       (10,260)        (7,114)
  Minority interest.....................................       (761)        (747)        (3,298)        (3,643)
  Other.................................................       (826)        (435)        (6,431)        (2,469)
                                                           --------     --------     ----------     ----------
    Total other income and (deductions).................    (10,269)      (9,319)       (43,815)       (37,562)
                                                           --------     --------     ----------     ----------
INCOME BEFORE INCOME TAXES..............................    104,883       82,088        131,526         80,464
INCOME TAX PROVISION....................................     35,761       28,044         43,658         26,336
                                                           --------     --------     ----------     ----------
NET INCOME..............................................   $ 69,122     $ 54,044     $   87,868     $   54,128
                                                           --------     --------     ----------     ----------
                                                           --------     --------     ----------     ----------
EARNINGS PER SHARE......................................   $   2.34     $   1.85     $     2.99     $     1.95
                                                           --------     --------     ----------     ----------
                                                           --------     --------     ----------     ----------
AVERAGE COMMON SHARES OUTSTANDING.......................     29,544       29,174         29,412         27,780
                                                           --------     --------     ----------     ----------
                                                           --------     --------     ----------     ----------
DIVIDENDS DECLARED PER SHARE............................   $    .43     $    .42     $     1.70     $     1.66
                                                           --------     --------     ----------     ----------
                                                           --------     --------     ----------     ----------

            CONSOLIDATED STATEMENT OF RETAINED EARNINGS (UNAUDITED)
                             (THOUSANDS OF DOLLARS)

                                                             THREE MONTHS ENDED         TWELVE MONTHS ENDED
                                                                  MARCH 31,                  MARCH 31,
                                                            ---------------------      ----------------------
                                                              1994         1993          1994          1993
                                                            --------     --------      --------      --------
BALANCE -- Beginning of period..........................    $153,884     $130,621      $172,420      $164,628
ADD -- Net income.......................................      69,122       54,044        87,868        54,128
                                                            --------     --------      --------      --------
                                                             223,006      184,665       260,288       218,756
DEDUCT -- Cash dividends declared on common stock.......      12,697       12,245        49,979        46,336
                                                            --------     --------      --------      --------
BALANCE -- End of period................................    $210,309     $172,420      $210,309      $172,420
                                                            --------     --------      --------      --------
                                                            --------     --------      --------      --------

The notes to the consolidated financial statements are an integral part of these statements.

                        MCN CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                             (THOUSANDS OF DOLLARS)

                                                                                         THREE MONTHS ENDED
                                                                                              MARCH 31,
                                                                                      -------------------------
                                                                                        1994            1993
                                                                                      ---------       ---------
CASH FLOW FROM OPERATING ACTIVITIES
  Net income.......................................................................   $  69,122       $  54,044
  Adjustments to reconcile net income to net cash provided from operating activities
    Depreciation, depletion and amortization
      Per statement of income......................................................      24,052          20,263
      Charged to other accounts....................................................       1,586           1,549
    Deferred income taxes -- current...............................................      (7,470)         (4,676)
    Deferred income taxes and investment tax credit -- net.........................      (2,781)          2,745
    Equity in earnings of joint ventures, net of distributions.....................      (1,386)            115
    Other..........................................................................         777            (262)
                                                                                      ---------       ---------
                                                                                         83,900          73,778
    Changes in assets and liabilities, exclusive of changes shown separately.......     133,788         101,463
                                                                                      ---------       ---------
      Net cash provided from operating activities..................................     217,688         175,241
                                                                                      ---------       ---------
CASH FLOW FROM FINANCING ACTIVITIES
  Notes payable -- net.............................................................    (175,261)       (130,603)
  Common stock dividends paid......................................................     (12,697)        (12,245)
  Issuance of common stock.........................................................       3,885           2,456
  Revolving credit facility -- net.................................................      21,100          13,250
  Retirement of long-term debt and preferred stock.................................      (4,252)         (4,658)
  Other............................................................................        (787)           (192)
                                                                                      ---------       ---------
      Net cash used for financing activities.......................................    (168,012)       (131,992)
                                                                                      ---------       ---------
CASH FLOW FROM INVESTING ACTIVITIES
  Capital expenditures.............................................................     (38,651)        (41,248)
  Investment in joint ventures.....................................................      (2,014)         (3,535)
  Return of investment from joint ventures.........................................       3,223              79
  Other............................................................................        (792)            222
                                                                                      ---------       ---------
      Net cash used for investing activities.......................................     (38,234)        (44,482)
                                                                                      ---------       ---------
NET INCREASE (DECREASE) IN CASH AND TEMPORARY CASH INVESTMENTS.....................      11,442          (1,233)
CASH AND TEMPORARY CASH INVESTMENTS, JANUARY 1.....................................      12,474           9,866
                                                                                      ---------       ---------
CASH AND TEMPORARY CASH INVESTMENTS, MARCH 31......................................   $  23,916       $   8,633
                                                                                      ---------       ---------
                                                                                      ---------       ---------
CHANGES IN ASSETS AND LIABILITIES, EXCLUSIVE OF CHANGES SHOWN SEPARATELY
  Accounts receivable -- net.......................................................   $ (89,200)      $ (74,831)
  Accrued unbilled revenues........................................................      17,395          21,441
  Gas in inventory.................................................................      29,984          27,026
  Accounts payable.................................................................      21,111          (5,525)
  Gas inventory equalization.......................................................     109,155         102,462
  Federal income, property and other taxes payable.................................      32,614          25,169
  Refunds payable to customers.....................................................         326           9,919
  Other current assets and liabilities.............................................       6,547           4,741
  Deferred assets and liabilities..................................................       5,856          (8,939)
                                                                                      ---------       ---------
                                                                                      $ 133,788       $ 101,463
                                                                                      ---------       ---------
                                                                                      ---------       ---------
SUPPLEMENTAL DISCLOSURES
  Cash paid for:
    Interest, net of amounts capitalized...........................................   $   6,860       $   7,802
                                                                                      ---------       ---------
                                                                                      ---------       ---------
    Federal income taxes...........................................................   $      --       $      --
                                                                                      ---------       ---------
                                                                                      ---------       ---------

The notes to the consolidated financial statements are an integral part of this statement.

                        MCN CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. GAS IN INVENTORY

     Inventory gas is priced on a last-in, first-out (LIFO) basis. In anticipation that interim inventory reductions will be replaced prior to year end, the cost of gas for net withdrawals from inventory is recorded at the estimated average purchase rate for the calendar year. The excess of these charges over the LIFO cost is credited to the gas inventory equalization account. During interim periods when there are net injections to inventory, the equalization account is reversed.

2. CONTINGENCIES

     A. INTERSTATE PIPELINE RESTRUCTURING

          As described in MCN's 1993 Annual Report on Form 10-K, the Federal Energy Regulatory Commission (FERC) issued Order No. 636 in 1992 which required interstate pipelines to separate their pipeline sales services into various service components. The order also allows interstate pipelines to recover their prudently incurred transition costs resulting from the restructuring.

          ANR Pipeline Company (ANR), MichCon's primary interstate natural gas transporter, implemented its Order No. 636 restructuring in November 1993. In February 1994, ANR filed its first transition cost recovery request. MichCon recorded its portion of these costs of $1,200,000 in the first quarter. These transition costs are recoverable through the Gas Cost Recovery (GCR) mechanism, and therefore, a regulatory asset has been recorded for the future recovery of these costs.

          On April 29, 1994, ANR filed its next transition cost recovery request. As these periodic filings are made, MichCon will accrue its allocated portion. It is management's belief that there will be no effect on earnings.

     B. OTHER

          MCN is involved in certain legal and administrative proceedings before various courts and governmental agencies concerning claims arising in the ordinary course of business. Management cannot predict the final disposition of such proceedings, but believes that adequate provision has been made for probable losses. It is management's belief, after discussion with legal counsel, that the ultimate resolution of those proceedings still pending will not have a material adverse effect on the accompanying financial statements.

3. GENERAL

     There have been no changes in MCN's principal accounting policies from those set forth in MCN's 1993 Annual Report on Form 10-K. Certain reclassifications have been made to the prior year's financial statements to conform with the 1994 presentation.

     The unaudited information furnished herein, in the opinion of management, reflects all adjustments (consisting of only recurring adjustments or accruals) necessary for a fair presentation of the results of operations during the periods.

     Because of seasonal and other factors, revenues, expenses, net income and earnings per share for the interim periods should not be construed as representative of revenues, expenses, net income and earnings per share for all or any part of the balance of the current year or succeeding periods.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     MCN'S EARNINGS FOR THE QUARTER INCREASED 28% -- Both MCN's utility and nonutility businesses contributed significantly to higher earnings for the 1994 first quarter, which increased $15.1 million ($.49 per share) from the 1993 quarter. Earnings for the 1994 twelve-month period increased $33.8 million ($1.04 per share) from the corresponding 1993 period. A summary of financial performance follows:

                                                                   QUARTER            12 MONTHS
                                                               ---------------     ---------------
                                                               1994      1993      1994      1993
                                                               -----     -----     -----     -----
                                                               (MILLIONS EXCEPT PER SHARE AMOUNTS)
NET INCOME
  Utility Services.........................................    $66.0     $53.2     $75.4     $51.7
  Nonutility Services......................................      3.1        .8      12.5       2.4
                                                               -----     -----     -----     -----
                                                               $69.1     $54.0     $87.9     $54.1
                                                               -----     -----     -----     -----
                                                               -----     -----     -----     -----
EARNINGS PER SHARE
  Utility Services.........................................    $2.23     $1.82     $2.56     $1.86
  Nonutility Services......................................      .11       .03       .43       .09
                                                               -----     -----     -----     -----
                                                               $2.34     $1.85     $2.99     $1.95
                                                               -----     -----     -----     -----
                                                               -----     -----     -----     -----

- --------------------------------------------------------------------------------

     STRATEGIC DIRECTION -- As discussed in MCN's 1993 Annual Report on Form 10-K, MCN has set its strategic direction, first, to grow the gas utility business through market expansion; second, to invest in a portfolio of gas-related projects including gas storage, gas cogeneration, gas production and gas gathering systems; and third, to pursue opportunities in gas technology and other areas of expertise. MCN is continuing to pursue opportunities to invest in these areas through both the utility and nonutility businesses, as subsequently discussed.

UTILITY SERVICES

     UTILITY SERVICES' EARNINGS INCREASED 24% -- Utility services' earnings increased $12.8 million ($.41 per share) for the 1994 quarter as compared to the 1993 period. The increase reflects higher gas deliveries resulting from significantly colder weather, market expansion and a January 1994 rate increase. The increase for the 1994 twelve-month period of $23.7 million ($.70 per share) was due to lower operating expenses, as well as higher gas deliveries resulting from colder weather.

                                                                    QUARTER           12 MONTHS
                                                                 --------------     --------------
                                                                 1994     1993      1994     1993
                                                                 ----     -----     ----     -----
EFFECT OF WEATHER ON GAS MARKETS AND EARNINGS
Percentage Colder (Warmer) than Normal.......................     7.9%     (3.5)%    3.5%      (.4)%
Increase (Decrease) from Normal in:
  Gas Markets (Bcf)..........................................     7.8      (3.3)     6.7      (4.1)
  Net Income (Millions)......................................    $7.0     $(2.8)    $6.1     $(3.6)
  Earnings Per Share.........................................    $.24     $(.10)    $.21     $(.13)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

OPERATING REVENUES

     OPERATING REVENUES INCREASED 18% -- The increases in utility services' revenues for the 1994 quarter and twelve-month period reflect higher gas markets and rates, as subsequently discussed.

                                                             QUARTER                12 MONTHS
                                                        -----------------     ---------------------
                                                         1994       1993        1994         1993
                                                        ------     ------     --------     --------
UTILITY OPERATIONS (in Millions)
Operating Revenues*..................................   $540.8     $459.3     $1,210.8     $1,159.1
                                                        ------     ------     --------     --------
Operating Expenses*
  Cost of Gas........................................    303.5      256.8        634.7        623.6
  Operation & Maintenance............................     87.5       78.6        289.2        294.7
  Depreciation, Depletion & Amortization.............     21.3       18.6         77.1         71.4
  Property & Other Taxes.............................     18.9       16.3         61.5         59.9
                                                        ------     ------     --------     --------
                                                         431.2      370.3      1,062.5      1,049.6
                                                        ------     ------     --------     --------
Operating Income.....................................    109.6       89.0        148.3        109.5
                                                        ------     ------     --------     --------
Equity in Earnings (Loss) of Joint Ventures..........       .8         --          2.6          (.6)
                                                        ------     ------     --------     --------
Other Income & (Deductions)*
  Interest Income....................................      1.4         .8          4.7          6.4
  Interest on Long-Term Debt.........................     (6.6)      (6.4)       (25.9)       (27.8)
  Other Interest Expense.............................     (2.2)      (2.1)        (8.1)        (7.3)
  Other..............................................      (.8)       (.4)        (6.4)        (2.7)
                                                        ------     ------     --------     --------
                                                          (8.2)      (8.1)       (35.7)       (31.4)
                                                        ------     ------     --------     --------
Income Tax Provision.................................     36.2       27.7         39.8         25.8
                                                        ------     ------     --------     --------
Net Income...........................................   $ 66.0     $ 53.2     $   75.4     $   51.7
                                                        ------     ------     --------     --------
                                                        ------     ------     --------     --------

*Includes intercompany transactions

Gas Markets

     MAJOR GAS MARKETS INCREASED 16.8 BCF -- Gas sales and end user transportation deliveries for the 1994 quarter and twelve-month period increased
16.8 billion cubic feet (Bcf) and 11.3 Bcf, respectively. The increases were primarily due to significantly colder weather and market expansion.

                                                                   QUARTER            12 MONTHS
                                                               ---------------     ---------------
                                                               1994      1993      1994      1993
                                                               -----     -----     -----     -----
UTILITY GAS MARKETS (in Bcf)
  Gas Sales*................................................   106.0      93.0     218.4     208.1
  End User Transportation...................................    44.9      41.1     132.4     131.4
  Intermediate Transportation*..............................   107.7      75.7     313.1     230.7
                                                               -----     -----     -----     -----
                                                               258.6     209.8     663.9     570.2
                                                               -----     -----     -----     -----
                                                               -----     -----     -----     -----

*Includes intercompany volumes

     INTERMEDIATE TRANSPORTATION INCREASED 42% -- Intermediate transportation increased 32 Bcf and 82.4 Bcf for the three-and twelve-month periods, respectively, due to additional volumes transported for ANR, Michigan gas producers and other shippers. The April 1993 start-up of the Blue Lake gas storage project enables MichCon to transport gas for ANR under a firm, long-term contract. Profit margins on intermediate transportation services are considerably less than margins on gas sales or for end user transportation markets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

     There has been a significant increase in Michigan Antrim gas production over the past few years, resulting in a growing demand by gas producers and brokers for intermediate transportation services. Given the expected continued rise in demand, MichCon has responded with a proposal to construct a $170 million expansion of its pipeline system, which has the potential to increase transportation deliveries by 85 Bcf per year. MichCon has filed for authorization of its proposed construction with the Michigan Public Service Commission (MPSC) and has encountered competing proposals which may reduce a portion of the pipeline that MichCon has proposed constructing.

Rate Matters

     As described in MCN's 1993 Annual Report on Form 10-K, MichCon received approval from the MPSC in its general rate case to increase rates $15.7 million, beginning in January 1994. The rate increase resulted in a significant contribution to revenues and earnings for the 1994 quarter since the majority of the revenues from the rate increase were earned during the colder months of the year. However, the impact on earnings will be tempered over the remainder of the year as increased operating costs, which the rate increase is intended to recover, are incurred.

OPERATING EXPENSES

     Cost of gas sold increased in the 1994 quarter and twelve-month period due primarily to increased gas sales volumes. The 1994 quarter also reflects higher prices for natural gas in the spot market. These increases were partially offset by lower fixed costs under a gas transportation contract with ANR. The cost of gas sold per thousand cubic feet increased by $.20 or 7.2% for the 1994 quarter and decreased $.01 for the twelve-month period, respectively.

     As described in MCN's 1993 Annual Report on Form 10-K, the FERC issued Order No. 636 in 1992 which required interstate pipelines to separate their pipeline sales services into various service components. The order also allows interstate pipelines to recover their prudently incurred transition costs resulting from the restructuring.

     ANR, MichCon's primary interstate natural gas transporter, implemented its Order No. 636 restructuring in November 1993. In February 1994, ANR filed its first transition cost recovery request. MichCon recorded its portion of these costs of $1.2 million in the first quarter. These transition costs are recoverable through the GCR mechanism, and therefore, a regulatory asset has been recorded for the future recovery of these costs.

     On April 29, 1994, ANR filed its next transition cost recovery request. As these periodic filings are made, MichCon will accrue its allocated portion. It is management's belief that there will be no effect on earnings.

     Operation and maintenance expenses were higher in the 1994 quarter due to higher postretirement benefit costs of $7.7 million, which were recognized as a result of the new accounting requirements under Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions". These costs are being recovered in rates that became effective January 1994. Management's continuing efforts to reduce operating costs resulted in the decrease in operation and maintenance expenses for the 1994 twelve-month period. Additionally, these ongoing efforts partially offset the increase for the 1994 quarter.

     The increase in depreciation and depletion for both 1994 periods was due mainly to higher plant balances, reflecting capital expenditures of $390.1 million over the past three calendar years, as well as higher depreciation rates that were implemented in January 1994.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

     Property and other taxes for the 1994 quarter and twelve-month period reflect an increase in Michigan single business taxes due to higher earnings. In addition, property and other taxes in 1994 have been impacted by the reduction in property taxes approved by the Michigan Legislature in 1993. Based on past practice with the MPSC as it relates to tax reductions, management does not expect the reduction in property taxes to significantly impact earnings as such benefits are not expected to be retained.

EQUITY IN EARNINGS OF JOINT VENTURES

     Utility earnings from joint ventures increased for the 1994 quarter and twelve-month period due to earnings from the Blue Lake gas storage project which began operations in April 1993. MCN's 50% interest in the Blue Lake project is owned equally by utility and nonutility services.

OTHER INCOME & DEDUCTIONS

     Interest income decreased for the 1994 twelve-month period due to interest recorded in the 1993 twelve-month period from a refund of windfall profit taxes and an interest adjustment on MichCon's energy assistance programs.

     Interest on long-term debt decreased for the 1994 twelve-month period due to lower financing costs resulting from the refinancing of $160.1 million of first mortgage bonds since September 1992.

     Other income and deductions for the 1994 twelve-month period reflect higher charitable contributions and the write-off of certain assets.

INCOME TAX PROVISION

     Income taxes increased for the 1994 quarter and twelve-month period due to improved earnings. Income taxes for these periods also reflect the August 1993 enactment of The Omnibus Budget Reconciliation Act which increased the corporate tax rate to 35%, effective January 1993. The retroactive effect of the tax increase was recorded in the third quarter of 1993.

NONUTILITY SERVICES

     NONUTILITY EARNINGS INCREASED $2.3 MILLION -- The nonutility businesses continued to make a significant contribution to MCN's earnings. Earnings increased $2.3 million ($.08 per share) for the current quarter and $10.1 million ($.34 per share) for the twelve months ended, reflecting higher earnings from gas exploration & production activities, which began operations during the first quarter of 1993. Also contributing to the increases were higher earnings from the gas marketing & cogeneration business and computer operation services.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

                                                                QUARTER              12 MONTHS
                                                           -----------------     -----------------
                                                            1994       1993       1994       1993
                                                           ------     ------     ------     ------
NONUTILITY OPERATIONS (in Millions)
Operating Revenues*
  Gas Services..........................................   $103.5     $ 91.4     $313.6     $268.9
  Computer Operations Services..........................     20.1       16.2       78.3       67.2
                                                           ------     ------     ------     ------
                                                            123.6      107.6      391.9      336.1
                                                           ------     ------     ------     ------
Operating Expenses*
  Gas Services..........................................     98.7       88.8      294.5      260.7
  Computer Operations Services..........................     18.7       16.0       71.9       63.4
  Corporate & Gas Technology............................      2.2        1.2        6.9        3.5
                                                           ------     ------     ------     ------
                                                            119.6      106.0      373.3      327.6
                                                           ------     ------     ------     ------
Operating Income (Loss)
  Gas Services
     Gas Marketing & Cogeneration.......................      2.2         .6        7.5       (1.5)
     Gas Gathering & Processing.........................      2.2        2.0        9.1        9.7
     Exploration & Production...........................       .4         --        2.5         --
                                                           ------     ------     ------     ------
                                                              4.8        2.6       19.1        8.2
  Computer Operations Services..........................      1.4         .2        6.4        3.8
  Corporate & Gas Technology............................     (2.2)      (1.2)      (6.9)      (3.5)
                                                           ------     ------     ------     ------
                                                              4.0        1.6       18.6        8.5
                                                           ------     ------     ------     ------
Equity in Earnings of Joint Ventures....................       .8         .8        5.9         .6
                                                           ------     ------     ------     ------
Other Income & (Deductions)*
  Interest Income.......................................       .5         .3        1.6        1.4
  Interest Expense......................................     (1.8)       (.8)      (6.3)      (4.2)
  Minority Interest.....................................      (.8)       (.8)      (3.3)      (3.7)
  Other.................................................       --         --        (.1)        .2
                                                           ------     ------     ------     ------
                                                             (2.1)      (1.3)      (8.1)      (6.3)
                                                           ------     ------     ------     ------
Income Tax Provision (Benefit)..........................      (.4)        .3        3.9         .4
                                                           ------     ------     ------     ------
Net Income..............................................   $  3.1     $   .8     $ 12.5     $  2.4
                                                           ------     ------     ------     ------
                                                           ------     ------     ------     ------

*Includes intercompany transactions

GAS SERVICES

     OPERATING INCOME INCREASED 85% -- Gas services' increase in operating income of $2.2 million for the 1994 quarter and $10.9 million for the twelve months ended reflects higher gas margins on gas sales from the gas marketing & cogeneration business and earnings from the new gas exploration & production activities which began production in early 1993.

     Gas marketing & cogeneration's operating income for the 1994 quarter increased from the 1993 period due to more favorable margins on a slightly lower level of gas sales. The increase for the 1994 twelve-month period also reflects favorable margins, as well as higher gas sales volumes.

     MCN's exploration & production operations contributed $.4 million of operating income to the 1994 quarter and $2.5 million to the twelve-month period. MCN's share of these projects has produced approximately 1.5 Bcf and 3.8 Bcf of gas for the 1994 three-and twelve-month periods, respectively, generating $1.4 million and $3.7 million of federal gas production tax credits for the same respective periods.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

                                                                    QUARTER           12 MONTHS
                                                                 -------------     ---------------
                                                                 1994     1993     1994      1993
                                                                 ----     ----     -----     -----
NONUTILITY GAS MARKETS (in Bcf)
  Gas Sales...................................................   38.5     39.1     122.3     119.8
  Transportation..............................................    5.7      5.7      21.8      24.9
                                                                 ----     ----     -----     -----
                                                                 44.2     44.8     144.1     144.7
                                                                 ----     ----     -----     -----
                                                                 ----     ----     -----     -----

     MCN TO ACQUIRE NATURAL GAS RESERVES -- In 1994, MCN announced signing two agreements to acquire natural gas properties in Oklahoma, Kansas and Texas at a total cost of approximately $100 million. Combined, these properties include an interest in about 700 producing wells of which MCN's share amounts to approximately 70 Bcf of proven reserves and 35 Bcf of potential reserves, including 9 Bcf of equivalent oil reserves. The acquisitions are consistent with MCN's strategy of developing and acquiring gas reserves to provide reliable, long-term gas supplies at predetermined prices for the nonregulated gas marketing operations and gas cogeneration facilities.

COMPUTER OPERATIONS SERVICES

     OPERATING INCOME INCREASED -- Computer operations services' operating income increased $1.2 million for the current quarter and $2.6 million for the twelve-month period reflecting higher operating revenues from new business added throughout 1993, in addition to increased usage by existing customers. The 1993 quarter also reflects higher costs which were incurred to obtain and support the new customer contracts.

CORPORATE & GAS TECHNOLOGY

     Both the 1994 three-and twelve-month periods reflect increased corporate expenses associated with the development of new nonutility projects. Additionally, the 1994 twelve-month period included costs incurred to launch a pilot program aimed at having natural gas as a viable alternative for off-road vehicles, as well as for fleet and personal transportation vehicles.

EQUITY IN EARNINGS OF JOINT VENTURES

     Joint venture earnings for both the current three-and twelve-month periods were favorably affected by earnings from the Blue Lake gas storage project, which began operations in April 1993. Gas gathering & processing's 1993 quarter earnings were favorably affected by a retroactive increase in MCN's ownership percentage in a gas processing plant. The increase in gas gathering & processing's twelve-month period earnings reflects a full period of earnings at the higher ownership percentage. The increased loss for the current twelve-month period in other joint ventures was due to a reserve for the expected write-off of assets related to the natural gas torch business.

                                                               QUARTER              12 MONTHS
                                                           ---------------      -----------------
                                                           1994       1993      1994        1993
                                                           ----       ----      -----       -----
NONUTILITY EQUITY IN EARNINGS OF JOINT VENTURES (in
  Millions)
  Gas Storage...........................................   $1.0       $ .6      $ 6.6       $ 1.1
  Gas Marketing & Cogeneration..........................    (.5)       (.5)      (1.4)       (1.6)
  Gas Gathering & Processing............................     .5         .7        1.9         1.2
  Other.................................................    (.2)        --       (1.2)        (.1)
                                                           ----       ----      -----       -----
                                                           $ .8       $ .8      $ 5.9       $  .6
                                                           ----       ----      -----       -----
                                                           ----       ----      -----       -----

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

OTHER INCOME & DEDUCTIONS

     The 1994 three-and twelve-month periods reflect higher interest costs on long-term debt due to increased borrowings required to finance nonutility capital investments.

INCOME TAXES

     Income taxes for the 1994 three-and twelve-month periods were favorably impacted by $1.4 million and $3.7 million, respectively, of federal gas production tax credits related to gas production projects. The favorable impact of the tax credits was partially offset by the August 1993 enactment of The Omnibus Budget Reconciliation Act which increased the corporate tax rate to 35%, effective January 1993. The retroactive effect of the tax increase was recorded in the third quarter of 1993.

CAPITAL RESOURCES AND LIQUIDITY

OPERATING ACTIVITIES

     CASH FLOW INCREASED 24% -- MCN's cash flow from operating activities during the first quarter of 1994 increased $42.5 million over the comparable 1993 quarter. The increase was due to higher net income and lower working capital requirements.

                                                                                 QUARTER
                                                                            ------------------
                                                                             1994        1993
                                                                            ------      ------
CASH FLOW FROM OPERATING ACTIVITIES (in Millions)
  Utility Services.......................................................   $ 79.2      $ 72.0
  Nonutility Services....................................................      4.7         1.8
                                                                            ------      ------
                                                                              83.9        73.8
  Changes in Assets and Liabilities......................................    133.8       101.4
                                                                            ------      ------
  Cash Flow from Operating Activities....................................   $217.7      $175.2
                                                                            ------      ------
                                                                            ------      ------

FINANCING ACTIVITIES

     In anticipation of future permanent capital requirements, MCN plans to file a universal shelf registration with the Securities and Exchange Commission (SEC) for the issuance of up to a total of $250 million of preferred and common equity and debt securities. During 1994, MCN may issue between $50 and $100 million of securities under this registration.

     MCN issues new shares of common stock pursuant to its Dividend Reinvestment and Stock Purchase Plan and various employee benefit plans. During 1994, MCN anticipates the issuance of new shares of common stock pursuant to these plans, generating approximately $15 million. During the 1994 first quarter, MCN issued approximately 107,000 shares, generating $3.9 million.

Utility Services

     Short-term debt is normally reduced in the first part of each year as gas inventories are depleted and funds are received from winter heating sales. During the first quarter of 1994, MichCon repaid $155.3 million of short-term debt, including commercial paper. During the latter part of the year, cash and temporary cash investments decrease as funds are used to finance increases in gas inventories and customer accounts receivable. To meet its seasonal short-term borrowing needs, MichCon normally issues commercial paper which is backed by credit lines with several banks. MichCon has established credit lines of up to $300 million through March 1994. Thereafter, the lines decrease to $125 million through August 1994. Commercial paper of $105 million was outstanding at March 31, 1994.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

     MichCon has shelf registrations on file with the SEC that allow for the issuance of up to $110 million of first mortgage bonds. During 1994, MichCon may issue between $50 and $100 million of first mortgage bonds. MichCon's capital requirements and general financial market conditions will affect the timing and amount of future debt issuances. MichCon's capitalization objective is to maintain a ratio of approximately 50 percent debt and 50 percent equity. Future long-term debt offerings are expected to carry MichCon's current debt rating of "A".

Nonutility Services

     MCN and MCN Investment maintain a joint unsecured revolving credit facility that allows for borrowings of up to $150 million through August 1996. At March 31, 1994, borrowings outstanding under the facility totaled $93 million. In order to finance the increased investments in nonutility projects, MCN anticipates expanding this facility during the second quarter of 1994.

     In 1993, MCN Investment established a short-term credit line through September 1994 which allows for borrowings of up to $65 million to finance the working capital requirements of its gas marketing operations. Short-term debt is normally reduced in the first part of each year as gas inventories are depleted and funds are received from winter heating sales. During the first quarter of 1994, MCN Investment repaid the full $20 million of short-term debt that was outstanding under the credit line.

INVESTING ACTIVITIES

     CAPITAL INVESTMENTS IN 1994 TO REACH $400 MILLION -- Capital investments totaled $39.7 million in the first quarter of 1994 and included approximately $13.5 million of capital expenditures for nonutility gas exploration & production projects. The first quarter of 1993 included expenditures for the Blue Lake gas storage project which began operations in April 1993.

                                                                                    QUARTER
                                                                                ---------------
                                                                                1994      1993
                                                                                -----     -----
CAPITAL INVESTMENTS (in Millions)
Consolidated Capital Expenditures:
  Utility Services...........................................................   $20.4     $25.1
  Nonutility Services........................................................    18.3      16.1
                                                                                -----     -----
                                                                                 38.7      41.2
                                                                                -----     -----
MCN's Share of Joint Venture Capital Expenditures:
  Gas Storage................................................................      .4      12.5
  Other......................................................................      .7        .3
                                                                                -----     -----
                                                                                  1.1      12.8
                                                                                -----     -----
Minority Partners' Share of Consolidated Capital Expenditures................      .1        --
                                                                                -----     -----
Total Capital Investments....................................................   $39.7     $54.0
                                                                                -----     -----
                                                                                -----     -----

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONCLUDED)

     Capital investments for 1994 are anticipated to be about $400 million. These investments are to be directed toward opportunities in the utility business and other projects that build upon management's expertise, such as underground gas storage, natural gas cogeneration facilities, gas gathering lines, and gas production. Approximately $250 million of the anticipated capital investments will be made in the nonutility businesses, primarily to purchase gas reserves and invest in additional exploration & production projects. Of the $250 million anticipated for nonutility projects, about $100 million has already been committed through agreements to purchase oil and gas producing properties in Oklahoma, Kansas and Texas.

     The anticipated level of investments in 1994 and future years may increase capital requirements materially in excess of internally generated funds and may require the issuance of additional debt and equity securities. It is management's opinion that MCN and its subsidiaries have sufficient capital resources, both internal and external, to meet anticipated capital requirements.

                          PART II -- OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     MCN held its Annual Meeting of Shareholders on April 28, 1994. As of March 1, 1994, the record date for determination of shareholders entitled to vote at the Annual Meeting, there were 29,557,345 shares outstanding and entitled to vote. Of these shares, 25,888,205, or 87.59%, were present by proxy, and 3,669,140 shares were not voted.

     At the Annual Meeting, shareholders voted:

          1. To elect the following Directors to serve for three year terms:

                                                                           NUMBER OF SHARES
                                                     NUMBER OF SHARES        WITHHOLDING
                          DIRECTOR                    CONSENTING FOR           CONSENT
          ----------------------------------------   ----------------      ----------------
          Alfred R. Glancy III....................      25,663,645              224,560
          Frank M. Hennessey......................      25,686,233              201,972
          Howard F. Sims..........................      25,620,995              267,210

          2. To ratify the MCN Corporation Non-Officer Director Stock Award Plan, with 23,758,991 shares voted for the ratification, 1,571,813 shares voted against, and abstentions of 557,400 shares.

          3. To approve an amendment to MCN Corporation's Articles of Incorporation to increase the number of authorized shares of MCN Common Stock, of the par value of $.01 per share, from 50 million to 100 million, with 23,739,389 shares voted for the ratification, 1,813,353 shares voted against, and abstentions of 335,463 shares.

          4. To appoint Deloitte & Touche as independent auditors for the year ending December 31, 1994, with 25,621,732 shares voted for the appointment, 85,670 shares voted against, and abstentions of 180,801 shares.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits.

   EXHIBIT
   NUMBER                                DESCRIPTION
   ------    -------------------------------------------------------------------
     3-1     Articles of Incorporation of MCN Corporation, as amended.
    10-1     MCN Corporation Non-Officer Director Stock Award Plan.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             MCN CORPORATION

Date: May 6, 1994                            By:   /s/  PATRICK ZURLINDEN
                                                      ---------------------
                                                        Patrick Zurlinden
                                                        Controller and Chief
                                                        Accounting Officer

                                        EXHIBIT INDEX

Exhibit
Number                                    Description of Document
- ------                                    -----------------------
 3-1 Articles of Incorporation of MCN Corporation, as amended, in electronic format.*

10-1   MCN Corporation Non-Officer Director Stock Award Plan.*
- --------------------------
*  Indicates document filed herewith.