Form 10-Q
period 1994-06-30
MCN CORP
filed 1994-08-05
CIK 837579

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

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1994, OR

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

                            Yes X             No

     Number of shares outstanding of each of the registrant's classes of common stock, as of July 31, 1994:

               Common Stock, par value $.01 per share: 29,724,645
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                               INDEX TO FORM 10-Q

                        FOR QUARTER ENDED JUNE 30, 1994

                                                                                        PAGE
                                                                                       NUMBER
                                                                                       ------
COVER...............................................................................      i
INDEX...............................................................................     ii
PART I -- FINANCIAL INFORMATION
  Item 1. Financial Statements......................................................      1
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of
          Operations................................................................      6
PART II -- OTHER INFORMATION
  None
SIGNATURE...........................................................................     15

                        PART I -- FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                        MCN CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF FINANCIAL POSITION (UNAUDITED)
                             (THOUSANDS OF DOLLARS)

                                                                                       JUNE 30,            DECEMBER 31,
                                                                               ------------------------    ------------
                                                                                  1994          1993           1993
                                                                               ----------    ----------    ------------
ASSETS
CURRENT ASSETS
  Cash and temporary cash investments, at cost (which approximates market
    value)..................................................................   $   11,207    $   14,551     $   12,474
  Accounts receivable, less allowance for doubtful accounts of $25,694,
    $36,838 and $19,576, respectively.......................................      229,875       222,101        236,934
  Accrued unbilled revenues.................................................       18,705        15,243        101,327
  Gas in inventory (Note 1).................................................       65,017        50,966         45,895
  Property taxes assessed applicable to future periods......................       28,570        36,992         50,709
  Accrued gas cost recovery revenues........................................           --        30,664             --
  Other.....................................................................       42,056        37,222         35,332
                                                                               ----------    ----------    ------------
                                                                                  395,430       407,739        482,671
                                                                               ----------    ----------    ------------
DEFERRED CHARGES AND OTHER ASSETS
  Investment in and advances to joint ventures..............................       60,326        51,241         60,528
  Deferred postretirement benefit cost (Note 4).............................       24,727        13,331         25,612
  Other.....................................................................       70,538        57,041         59,031
                                                                               ----------    ----------    ------------
                                                                                  155,591       121,613        145,171
                                                                               ----------    ----------    ------------
PROPERTY, PLANT AND EQUIPMENT, at cost......................................    2,432,789     2,188,612      2,284,529
  Less -- Accumulated depreciation and depletion............................    1,095,600     1,017,955      1,047,941
                                                                               ----------    ----------    ------------
                                                                                1,337,189     1,170,657      1,236,588
                                                                               ----------    ----------    ------------
                                                                               $1,888,210    $1,700,009     $1,864,430
                                                                                =========     =========    ============
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable..........................................................   $  139,903    $  149,380     $  124,585
  Notes payable.............................................................      107,327       122,532        280,304
  Current portion of long-term debt, capital lease obligations and
    redeemable cumulative preferred stock...................................        9,937        50,000          5,980
  Gas inventory equalization (Note 1).......................................       34,156        44,312             --
  Federal income, property and other taxes payable..........................       86,063        82,912         63,790
  Deferred gas cost recovery revenues.......................................       18,422            --             --
  Refunds payable to customers..............................................          243        12,052         10,794
  Customer deposits.........................................................       10,108        11,148         13,271
  Other.....................................................................       58,513        59,640         78,146
                                                                               ----------    ----------    ------------
                                                                                  464,672       531,976        576,870
                                                                               ----------    ----------    ------------
DEFERRED CREDITS AND OTHER LIABILITIES
  Accumulated deferred income taxes.........................................      168,513       136,865        171,630
  Unamortized investment tax credit.........................................       39,629        41,533         40,571
  Tax benefits amortizable to customers.....................................       30,444        43,035         31,666
  Minority interest.........................................................       18,516        18,607         18,357
  Other.....................................................................       83,739        74,336         54,729
                                                                               ----------    ----------    ------------
                                                                                  340,841       314,376        316,953
                                                                               ----------    ----------    ------------
LONG-TERM DEBT, including capital lease obligations (Note 2)................      555,064       376,110        494,821
                                                                               ----------    ----------    ------------
REDEEMABLE CUMULATIVE PREFERRED STOCK OF SUBSIDIARY, $2.05 SERIES...........        2,618         5,618          5,618
                                                                               ----------    ----------    ------------
CONTINGENCIES (Note 3)
COMMON SHAREHOLDERS' EQUITY
  Common stock..............................................................          297           293            295
  Additional paid-in capital................................................      324,449       311,803        317,117
  Retained earnings.........................................................      201,045       162,066        153,884
  Unearned compensation and ESOP benefit....................................         (776)       (2,233)        (1,128)
                                                                               ----------    ----------    ------------
                                                                                  525,015       471,929        470,168
                                                                               ----------    ----------    ------------
                                                                               $1,888,210    $1,700,009     $1,864,430
                                                                                =========     =========    ============

The notes to the consolidated financial statements are an integral part of this statement.

                        MCN CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                      (THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                       THREE MONTHS ENDED        SIX MONTHS ENDED           TWELVE MONTHS ENDED
                                            JUNE 30,                 JUNE 30,                    JUNE 30,
                                      ---------------------    ---------------------     -------------------------
                                        1994         1993        1994         1993          1994           1993
                                      --------     --------    --------     --------     ----------     ----------
OPERATING REVENUES.................   $272,567     $289,794    $929,324     $849,142     $1,559,836     $1,488,682
                                      --------     --------    --------     --------     ----------     ----------
OPERATING EXPENSES
  Cost of gas......................    126,784      163,708     518,801      502,320        863,214        884,820
  Operation and maintenance........     88,919       82,515     195,818      175,016        365,514        347,203
  Depreciation, depletion and
    amortization...................     27,847       20,512      51,899       40,775         92,770         79,419
  Property and other taxes.........     16,957       16,065      37,192       33,397         66,472         64,012
                                      --------     --------    --------     --------     ----------     ----------
    Total operating expenses.......    260,507      282,800     803,710      751,508      1,387,970      1,375,454
                                      --------     --------    --------     --------     ----------     ----------
OPERATING INCOME...................     12,060        6,994     125,614       97,634        171,866        113,228
                                      --------     --------    --------     --------     ----------     ----------
EQUITY IN EARNINGS OF JOINT
  VENTURES.........................      2,190        3,216       3,788        3,983          7,515          3,015
                                      --------     --------    --------     --------     ----------     ----------
OTHER INCOME AND (DEDUCTIONS)
  Interest income..................      1,317        2,048       3,194        3,033          5,348          7,146
  Interest on long-term debt.......     (9,128)      (7,278)    (17,267)     (14,301)       (31,755)       (30,135)
  Other interest expense...........     (1,598)      (1,387)     (4,018)      (3,486)       (10,471)        (8,133)
  Minority interest................       (707)        (794)     (1,468)      (1,541)        (3,211)        (3,516)
  Other............................       (966)        (262)     (1,792)        (697)        (7,135)        (2,151)
                                      --------     --------    --------     --------     ----------     ----------
    Total other income and
      (deductions).................    (11,082)      (7,673)    (21,351)     (16,992)       (47,224)       (36,789)
                                      --------     --------    --------     --------     ----------     ----------
INCOME BEFORE INCOME TAXES.........      3,168        2,537     108,051       84,625        132,157         79,454
INCOME TAX PROVISION (BENEFIT).....       (309)         599      35,452       28,643         42,750         24,922
                                      --------     --------    --------     --------     ----------     ----------
NET INCOME.........................   $  3,477     $  1,938    $ 72,599     $ 55,982     $   89,407     $   54,532
                                      =========    =========   =========    =========    ==========     ==========
EARNINGS PER SHARE.................   $    .12     $    .07    $   2.45     $   1.92     $     3.03     $     1.92
                                      =========    =========   =========    =========    ==========     ==========
AVERAGE COMMON SHARES
  OUTSTANDING......................     29,648       29,280      29,596       29,227         29,504         28,444
                                      =========    =========   =========    =========    ==========     ==========
DIVIDENDS DECLARED PER SHARE.......   $    .43     $    .42    $    .86     $    .84     $     1.71     $     1.67
                                      =========    =========   =========    =========    ==========     ==========

            CONSOLIDATED STATEMENT OF RETAINED EARNINGS (UNAUDITED)
                             (THOUSANDS OF DOLLARS)

                                       THREE MONTHS ENDED         SIX MONTHS ENDED          TWELVE MONTHS ENDED
                                            JUNE 30,                  JUNE 30,                    JUNE 30,
                                      ---------------------     ---------------------      ----------------------
                                        1994         1993         1994         1993          1994          1993
                                      --------     --------     --------     --------      --------      --------
BALANCE -- Beginning of period....    $210,309     $172,420     $153,884     $130,621      $162,066      $155,255
ADD -- Net income.................       3,477        1,938       72,599       55,982        89,407        54,532
                                      --------     --------     --------     --------      --------      --------
                                       213,786      174,358      226,483      186,603       251,473       209,787
DEDUCT -- Cash dividends declared
          on common stock.........      12,741       12,292       25,438       24,537        50,428        47,721
                                      --------     --------     --------     --------      --------      --------
BALANCE -- End of period..........    $201,045     $162,066     $201,045     $162,066      $201,045      $162,066
                                      =========    =========    =========    =========     =========     =========

The notes to the consolidated financial statements are an integral part of these statements.

                        MCN CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                             (THOUSANDS OF DOLLARS)

                                                                                    SIX MONTHS ENDED
                                                                                        JUNE 30,
                                                                                -------------------------
                                                                                  1994            1993
                                                                                ---------       ---------
CASH FLOW FROM OPERATING ACTIVITIES
  Net income.................................................................   $  72,599       $  55,982
  Adjustments to reconcile net income to net cash provided from operating activities
    Depreciation, depletion and amortization
      Per statement of income................................................      51,899          40,775
      Charged to other accounts..............................................       3,269           3,147
    Deferred income taxes -- current.........................................     (13,582)         (3,881)
    Deferred income taxes and investment tax credit -- net...................      (5,281)          2,977
    Equity in earnings of joint ventures, net of distributions...............       2,191          (3,646)
    Other....................................................................       1,496             (83)
                                                                                ---------       ---------
                                                                                  112,591          95,271
    Changes in assets and liabilities, exclusive of changes shown
     separately..............................................................     175,069         112,739
                                                                                ---------       ---------
      Net cash provided from operating activities............................     287,660         208,010
                                                                                ---------       ---------
CASH FLOW FROM FINANCING ACTIVITIES
  Notes payable -- net.......................................................    (169,077)       (112,791)
  Common stock dividends paid................................................     (25,438)        (24,537)
  Issuance of common stock...................................................       7,354           5,454
  Revolving credit facility -- net...........................................      60,100          40,000
  Retirement of long-term debt and preferred stock...........................      (4,717)         (6,776)
  Other......................................................................      (1,089)           (275)
                                                                                ---------       ---------
      Net cash used for financing activities.................................    (132,867)        (98,925)
                                                                                ---------       ---------
CASH FLOW FROM INVESTING ACTIVITIES
  Capital expenditures.......................................................    (151,729)        (98,616)
  Investment in joint ventures...............................................      (2,281)         (2,762)
  Other......................................................................      (2,050)         (3,022)
                                                                                ---------       ---------
      Net cash used for investing activities.................................    (156,060)       (104,400)
                                                                                ---------       ---------
NET INCREASE (DECREASE) IN CASH AND TEMPORARY CASH INVESTMENTS...............      (1,267)          4,685
CASH AND TEMPORARY CASH INVESTMENTS, JANUARY 1...............................      12,474           9,866
                                                                                ---------       ---------
CASH AND TEMPORARY CASH INVESTMENTS, JUNE 30.................................   $  11,207       $  14,551
                                                                                ==========      ==========
CHANGES IN ASSETS AND LIABILITIES, EXCLUSIVE OF CHANGES SHOWN SEPARATELY
  Accounts receivable -- net.................................................   $   7,059       $ (10,295)
  Accrued unbilled revenues..................................................      82,622          76,173
  Gas in inventory...........................................................     (19,122)         (7,121)
  Property taxes assessed applicable to future periods.......................      22,139          23,390
  Accrued/deferred gas cost recovery revenues................................      18,422         (30,664)
  Accounts payable...........................................................      15,318          21,758
  Gas inventory equalization.................................................      34,156          44,312
  Federal income, property and other taxes payable...........................      22,283          (4,723)
  Refunds payable to customers...............................................     (10,551)          8,737
  Other current assets and liabilities.......................................     (15,317)         (5,047)
  Deferred assets and liabilities............................................      18,060          (3,781)
                                                                                ---------       ---------
                                                                                $ 175,069       $ 112,739
                                                                                ==========      ==========
SUPPLEMENTAL DISCLOSURES
  Cash paid for:
    Interest, net of amounts capitalized.....................................   $  16,784       $  17,974
                                                                                ==========      ==========
    Federal income taxes.....................................................   $  16,650       $  11,500
                                                                                ==========      ==========

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

2. LONG-TERM DEBT

     In July 1994, MCN and MCN Investment renegotiated their joint unsecured revolving credit facility to allow for borrowings of up to $250,000,000 and to extend the expiration date of the facility through August 1997. Outstanding advances are subject to interest at fixed or certain alternative variable rates at MCN's option. Borrowings of $132,000,000 were outstanding at a weighted average interest rate of 5.1% as of June 30, 1994.

3. CONTINGENCIES

     A. INTERSTATE PIPELINE RESTRUCTURING

          As described in MCN's 1993 Annual Report on Form 10-K, the Federal Energy Regulatory Commission (FERC) issued Order No. 636 in 1992 which required interstate pipelines to separate their pipeline sales service into its various service components. The order also allows interstate pipelines to recover their prudently incurred transition costs resulting from the restructuring.

          ANR Pipeline Company (ANR), MichCon's primary interstate natural gas transporter, implemented its Order No. 636 restructuring in November 1993. During 1994, ANR filed several requests for recovery of these transition costs, and MichCon accrued its portion totaling $2,200,000. The Michigan Public Service Commission (MPSC) has indicated that these transition costs are recoverable through the Gas Cost Recovery (GCR) mechanism, and therefore, a regulatory asset has been recorded for their future recovery. As periodic filings are made by ANR, MichCon will accrue its allocated portion. It is management's belief that these costs will have no effect on earnings.

     B. GUARANTY

          In 1991, subsidiaries of MCN and an unaffiliated corporation formed an equal partnership, Blue Lake Gas Storage Company, to construct and operate a natural gas storage system. The partnership obtained a construction loan with a bank permitting it to borrow up to $90,000,000. MCN guaranteed its 50% share of all debt incurred under the credit facility. In June 1994, the construction loan was replaced with permanent financing, resulting in the expiration of MCN's guaranty.

     C. OTHER

          MCN is involved in certain legal and administrative proceedings before various courts and governmental agencies concerning claims arising in the ordinary course of business. Management cannot predict the final disposition of such proceedings but believes that adequate provision has been made for probable losses. It is management's belief, after discussion with legal counsel, that the ultimate resolution of those proceedings still pending will not have a material adverse effect on the accompanying financial statements.

4. OTHER POSTRETIREMENT BENEFITS

     As described in MCN's 1993 Annual Report on Form 10-K, MCN deferred the 1993 utility related postretirement cost in excess of claims paid (including amortization of the transition obligation) until January

                        MCN CORPORATION AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(CONCLUDED)

1994 when new rates to recover such costs became effective. The deferred costs were to be amortized over a period of 19 years.

     Legislation was passed in Michigan which provides for reduced property taxes effective with the 1994 assessments and an increase in state sales and use tax rates effective May 1994. In addition, the Omnibus Budget Reconciliation Act of 1993 increased the corporate income tax rate from 34% to 35%, effective January 1993.

     It is estimated that these changes in federal and state tax rates will result in a reduction in MichCon's tax expense of approximately $4 million for 1994 and $6.2 million annually thereafter. In June 1994, the MPSC approved a settlement agreement that allows MichCon to offset the impact of the net reduction in taxes against its deferred 1993 postretirement costs. This will accelerate the amortization of the deferred postretirement cost from 19 years to approximately 4 years.

5. GENERAL

     There have been no changes in MCN's principal accounting policies from those set forth in MCN's 1993 Annual Report on Form 10-K. Certain reclassifications have been made to the prior periods' financial statements to conform with the 1994 presentation.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     MCN'S EARNINGS FOR THE QUARTER INCREASED 84% -- MCN continued its pace of having a record financial performance during 1994 as its second quarter earnings increased $1.6 million ($.05 per share) from the same 1993 period. Earnings for the 1994 six-and twelve-month periods increased $16.6 million ($.53 per share) and $34.9 million ($1.11 per share), respectively, over the comparable 1993 periods. A summary of financial performance follows:

                                                   QUARTER            6 MONTHS            12 MONTHS
                                                --------------     ---------------     ---------------
                                                1994      1993     1994      1993      1994      1993
                                                -----     ----     -----     -----     -----     -----
                                                         (MILLIONS EXCEPT PER SHARE AMOUNTS)
NET INCOME (LOSS)
  Utility Services..........................    $(1.7)    $1.6     $64.3     $54.9     $72.0     $51.7
  Nonutility Services.......................      5.2       .3       8.3       1.1      17.4       2.8
                                                -----     ----     -----     -----     -----     -----
                                                $ 3.5     $1.9     $72.6     $56.0     $89.4     $54.5
                                                =====     ====     =====     =====     =====     =====
EARNINGS (LOSS) PER SHARE
  Utility Services..........................    $(.06)    $.06     $2.17     $1.88     $2.44     $1.82
  Nonutility Services.......................      .18      .01       .28       .04       .59       .10
                                                -----     ----     -----     -----     -----     -----
                                                $ .12     $.07     $2.45     $1.92     $3.03     $1.92
                                                =====     ====     =====     =====     =====     =====

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

UTILITY SERVICES

     UTILITY SERVICES REPORTS LOWER EARNINGS -- Utility services' earnings decreased $3.3 million ($.12 per share) for the 1994 quarter as compared to the 1993 period. The decrease was mainly due to the uneven effects of a January 1994 rate increase, as discussed in detail in the "Rate Matters" section that follows. Partially offsetting the decrease were higher revenues from increased gas transportation deliveries. Utility earnings for the 1994 six-and twelve-month periods increased $9.4 million ($.29 per share) and $20.3 million ($.62 per share), respectively, reflecting increased gas deliveries resulting from significantly colder weather, as well as the effect of the January 1994 rate increase.

                                                     QUARTER            6 MONTHS          12 MONTHS
                                                 ---------------     --------------     --------------
                                                 1994      1993      1994     1993      1994     1993
                                                 -----     -----     ----     -----     ----     -----
EFFECT OF WEATHER ON GAS MARKETS AND EARNINGS
Percentage Colder (Warmer) than Normal.......     (9.1)%    (5.0)%    4.2%     (3.8)%    2.9%     (1.9)%
Increase (Decrease) from Normal in:
  Gas Markets (Bcf)..........................     (1.3)      (.9)     6.4      (4.1)     6.2      (5.6)
  Net Income (Millions)......................    $(1.2)    $ (.8)    $5.9     $(3.6)    $5.7     $(4.9)
  Earnings Per Share.........................    $(.04)    $(.03)    $.20     $(.12)    $.19     $(.17)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

GROSS MARGIN

     GROSS MARGIN IS UP -- Utility services' gross margin (operating revenues less cost of gas) increased in all 1994 periods, reflecting expanded gas markets and higher sales rates, as subsequently discussed.

                                            QUARTER             6 MONTHS                12 MONTHS
                                       -----------------    -----------------     ---------------------
                                        1994       1993      1994       1993        1994         1993
                                       ------     ------    ------     ------     --------     --------
UTILITY OPERATIONS (in Millions)
Operating Revenues*.................   $174.3     $207.5    $715.1     $666.8     $1,175.0     $1,155.1
Cost of Gas.........................     62.4       99.1     365.9      355.9        598.0        623.0
                                       ------     ------    ------     ------     --------     --------
  Gross Margin......................    111.9      108.4     349.2      310.9        577.0        532.1
                                       ------     ------    ------     ------     --------     --------
Other Operating Expenses*
  Operation & Maintenance...........     69.6       67.3     157.1      145.9        288.9        293.0
  Depreciation, Depletion &
     Amortization...................     21.6       18.7      42.9       37.3         80.0         72.8
  Property & Other Taxes............     15.2       15.1      34.1       31.4         61.6         60.4
                                       ------     ------    ------     ------     --------     --------
                                        106.4      101.1     234.1      214.6        430.5        426.2
                                       ------     ------    ------     ------     --------     --------
Operating Income....................      5.5        7.3     115.1       96.3        146.5        105.9
                                       ------     ------    ------     ------     --------     --------
Equity in Earnings of Joint
  Ventures..........................       .7         .9       1.4         .9          2.3           .5
                                       ------     ------    ------     ------     --------     --------
Other Income & (Deductions)*
  Interest Income...................       .7        1.7       2.1        2.6          3.6          6.5
  Interest on Long-Term Debt........     (6.6)      (6.4)    (13.2)     (12.8)       (26.1)       (26.8)
  Other Interest Expense............     (1.5)      (1.4)     (3.7)      (3.5)        (8.2)        (8.2)
  Other.............................      (.8)       (.3)     (1.5)       (.7)        (6.8)        (2.1)
                                       ------     ------    ------     ------     --------     --------
                                         (8.2)      (6.4)    (16.3)     (14.4)       (37.5)       (30.6)
                                       ------     ------    ------     ------     --------     --------
Income Tax Provision (Benefit)......      (.3)        .2      35.9       27.9         39.3         24.1
                                       ------     ------    ------     ------     --------     --------
Net Income (Loss)...................   $ (1.7)    $  1.6    $ 64.3     $ 54.9     $   72.0     $   51.7
                                       ======     ======    ======     ======      =======      =======

*Includes intercompany transactions

Gas Markets

     GAS MARKETS EXPAND -- Total gas sales and end user transportation deliveries increased for the 1994 quarter, six-and twelve-month periods by .9 billion cubic feet (Bcf), 17.7 Bcf and 17.0 Bcf, respectively. The significant increases for the 1994 six-and twelve-month periods primarily reflect higher gas sales due to considerably colder weather. Additionally, the increases for all 1994 periods reflect continued market expansion, primarily in the end user transportation area.

                                                    QUARTER           6 MONTHS            12 MONTHS
                                                ---------------    ---------------     ---------------
                                                1994      1993     1994      1993      1994      1993
                                                -----     -----    -----     -----     -----     -----
UTILITY GAS MARKETS (in Bcf)
  Gas Sales..................................    28.5      30.9    134.4     123.8     216.0     205.3
  End User Transportation....................    30.5      27.2     75.5      68.4     135.7     129.4
  Intermediate Transportation*...............    66.4      60.2    174.0     135.9     319.2     250.4
                                                -----     -----    -----     -----     -----     -----
                                                125.4     118.3    383.9     328.1     670.9     585.1
                                                =====     =====    =====     =====     =====     =====

*Includes intercompany volumes

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

     The increases in intermediate transportation services in all 1994 periods were due to additional volumes transported for ANR, Michigan gas producers and other shippers. In connection with the April 1993 start-up of the Blue Lake gas storage project, MichCon began transporting gas for ANR under a firm, long-term contract. Profit margins on intermediate transportation services are considerably less than margins on gas sales or for end user transportation markets.

     There has been a significant increase in Michigan Antrim gas production over the past few years, resulting in a growing demand by gas producers and brokers for intermediate transportation services. This growth, averaging over 60% per year since 1991, has resulted from time to time in capacity constraints on MichCon's northern Michigan "wet header" pipeline system. Given system capacity limits and the expected continued rise in demand, MichCon responded in March 1994 by filing a proposal with the MPSC to construct a $170 million expansion of its pipeline system, which had the potential to increase intermediate transportation deliveries by 85 Bcf per year.

     To expeditiously resolve the current capacity issue, MichCon has entered into an agreement in June 1994 to obtain transportation services from ANR. As a result of this agreement, coupled with arrangements made with other parties including subsidiaries of MCN, MichCon lowered its portion of the pipeline expansion proposal to approximately $80 million. MichCon's proposal, as well as other competing proposals, are being reviewed by the MPSC and a decision is expected in January 1995.

Rate Matters

     As described in MCN's 1993 Annual Report on Form 10-K, MichCon received approval from the MPSC in its general rate case to increase rates $15.7 million, beginning in January 1994. Revenues from the rate increase are recovered volumetrically, hence primarily in the colder first and fourth quarters. However, higher operating expenses, which the rate increase is intended to cover, are incurred more evenly throughout the year. This timing has resulted in higher 1994 first quarter and year-to-date earnings, but has reduced second quarter 1994 results. The timing effect is also expected to lower third quarter 1994 results, but increase earnings for the 1994 fourth quarter. The 1994 year as a whole, however, is not expected to be affected.

COST OF GAS

     Cost of gas has been affected by variations in sales volumes and an overall lower unit gas cost. Through the GCR mechanism, MichCon's rates are set to recover 100% of prudently and reasonably incurred gas costs. Therefore, significant fluctuations in total gas costs have little effect on gross margins or earnings.

     Cost of gas sold per thousand cubic feet decreased $1.38 (40%) in the 1994 quarter, and $.15 (5%) and $.24 (8%) in the 1994 six-and twelve-month periods, respectively. Unit cost of gas rates have been favorably impacted by a shift from purchases under fixed price long-term gas purchase contracts to spot market purchases. Lower spot market rates contributed to the decrease in the current quarter.

     As described in MCN's 1993 Annual Report on Form 10-K, the FERC issued Order No. 636 in 1992 which required interstate pipelines to separate their pipeline sales services into various service components. The order also allows interstate pipelines to recover their prudently incurred transition costs resulting from the restructuring.

     ANR, MichCon's primary interstate natural gas transporter, implemented its Order No. 636 restructuring in November 1993. During 1994, ANR filed several transition cost recovery requests. MichCon accrued its portion of these costs totaling $2.2 million. These transition costs are recoverable through the GCR mechanism, and therefore, a regulatory asset has been recorded for their future recovery. As periodic filings are made by ANR, MichCon will accrue its allocated portion. It is management's belief that these costs will have no effect on earnings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

OTHER OPERATING EXPENSES

     Operation and maintenance expenses were higher in the 1994 quarter and six-month period due to MichCon's higher postretirement benefit costs of $7.9 million and $15.6 million, respectively, which were recognized as a result of the new accounting requirements under Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions". These costs are being recovered in rates that became effective in January 1994. Management's continuing efforts to reduce operating costs resulted in the decrease in operation and maintenance expenses for the 1994 twelve-month period. These ongoing efforts partially offset the increases for the 1994 quarter and six-month period.

     Depreciation and depletion increased in all 1994 periods due mainly to higher property balances, reflecting capital expenditures of $271.8 million over the past two calendar years, as well as higher depreciation rates that were implemented in January 1994.

     Property and other taxes increased slightly in all 1994 periods due to the higher property balances. Additionally, the increases for the 1994 six-and twelve-month periods reflect higher Michigan single business taxes due to higher earnings. Property and other taxes in 1994 and future years will be reduced as a result of recently enacted Michigan legislation which lowered property taxes. The tax reduction is not expected to significantly affect earnings, as the MPSC has approved the offsetting of these tax savings against other operating expenses (Note 4).

EQUITY IN EARNINGS OF JOINT VENTURES

     Earnings from joint ventures increased in the 1994 twelve-month period due to earnings from the Blue Lake gas storage project which began operations in April 1993. MCN's 50% interest in the Blue Lake project is owned equally by its utility and nonutility businesses.

OTHER INCOME & DEDUCTIONS

     Interest income decreased in all 1994 periods due to an interest adjustment on MichCon's energy assistance programs in the 1993 periods. Interest income for the 1994 twelve-month period also decreased due to interest recorded in the 1993 twelve-month period from a refund of windfall profit taxes.

     Other income and deductions for the 1994 twelve-month period reflects higher charitable contributions and the write-off of certain assets.

INCOME TAX PROVISION

     Income taxes increased in the 1994 six-and twelve-month periods due to improved earnings. Income taxes for all 1994 periods were impacted by the August 1993 enactment of The Omnibus Budget Reconciliation Act which increased the corporate tax rate to 35%, effective January 1993. The retroactive effect of the tax increase was recorded in the third quarter of 1993.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

NONUTILITY SERVICES

     NONUTILITY EARNINGS CONTRIBUTED $5.2 MILLION TO MCN'S EARNINGS -- The nonutility businesses continued the momentum of significantly increasing their contributions to MCN's earnings. Earnings increased $4.9 million ($.17 per share) for the 1994 quarter, and $7.2 million ($.24 per share) and $14.6 million ($.49 per share) for the 1994 six-and twelve-month periods, respectively. Higher earnings from exploration & production, gas marketing & cogeneration and computer operations services fueled the growth in nonutility earnings.

                                                   QUARTER            6 MONTHS           12 MONTHS
                                               ---------------    ----------------    ----------------
                                                1994     1993      1994      1993      1994      1993
                                               ------    -----    ------    ------    ------    ------
NONUTILITY OPERATIONS (in Millions)
Operating Revenues*
  Gas Services..............................   $ 84.2    $70.3    $187.7    $161.7    $327.5    $291.9
  Computer Operations Services..............     19.9     17.9      40.0      34.1      80.3      68.4
                                               ------    -----    ------    ------    ------    ------
                                                104.1     88.2     227.7     195.8     407.8     360.3
                                               ------    -----    ------    ------    ------    ------
Operating Expenses*
  Gas Services..............................     77.3     70.2     176.0     159.0     301.6     283.3
  Computer Operations Services..............     18.5     16.9      37.2      32.9      73.5      65.6
  Corporate & Other.........................      1.8      1.4       4.0       2.6       7.3       4.1
                                               ------    -----    ------    ------    ------    ------
                                                 97.6     88.5     217.2     194.5     382.4     353.0
                                               ------    -----    ------    ------    ------    ------
Operating Income (Loss)
  Gas Services
     Gas Marketing & Cogeneration...........      2.2     (1.8)      4.4      (1.3)     11.5       (.5)
     Gas Gathering & Processing.............      1.9      2.0       4.1       4.1       8.9       9.2
     Exploration & Production...............      2.8      (.1)      3.2       (.1)      5.5       (.1)
                                               ------    -----    ------    ------    ------    ------
                                                  6.9       .1      11.7       2.7      25.9       8.6
  Computer Operations Services..............      1.4      1.0       2.8       1.2       6.8       2.8
  Corporate & Other.........................     (1.8)    (1.4)     (4.0)     (2.6)     (7.3)     (4.1)
                                               ------    -----    ------    ------    ------    ------
                                                  6.5      (.3)     10.5       1.3      25.4       7.3
                                               ------    -----    ------    ------    ------    ------
Equity in Earnings of Joint Ventures........      1.5      2.3       2.3       3.1       5.1       2.5
                                               ------    -----    ------    ------    ------    ------
Other Income and (Deductions)*
  Interest Income...........................       .7       .5       1.2        .8       1.8       1.6
  Interest Expense..........................     (2.7)    (1.0)     (4.5)     (1.8)     (8.0)     (4.3)
  Minority Interest.........................      (.7)     (.8)     (1.5)     (1.5)     (3.3)     (3.5)
  Other.....................................      (.2)      --       (.2)      (.1)      (.2)       --
                                               ------    -----    ------    ------    ------    ------
                                                 (2.9)    (1.3)     (5.0)     (2.6)     (9.7)     (6.2)
                                               ------    -----    ------    ------    ------    ------
Income Tax Provision (Benefit)..............      (.1)      .4       (.5)       .7       3.4        .8
                                               ------    -----    ------    ------    ------    ------
Net Income..................................   $  5.2    $  .3    $  8.3    $  1.1    $ 17.4    $  2.8
                                               ======    =====    ======    ======    ======    ======

*Includes intercompany transactions

GAS SERVICES

     OPERATING INCOME INCREASED $6.8 MILLION -- Gas services' increase in operating income of $6.8 million, $9.0 million and $17.3 million for the 1994 quarter, six-and twelve-month periods reflects higher gross

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

margins on gas sales from the gas marketing & cogeneration business and earnings from the new gas exploration & production activities which began production in early 1993.

                                                       QUARTER         6 MONTHS           12 MONTHS
                                                    -------------    -------------     ---------------
                                                    1994     1993    1994     1993     1994      1993
                                                    ----     ----    ----     ----     -----     -----
NONUTILITY GAS STATISTICS (in Bcf)
  Gas Sales......................................   35.2     28.7    73.8     67.8     128.8     123.5
  Transportation.................................    4.7      5.2    10.3     11.0      21.3      23.4
                                                    ----     ----    ----     ----     -----     -----
                                                    39.9     33.9    84.1     78.8     150.1     146.9
                                                    ====     ====    ====     ====     =====     =====
  Company Production.............................    4.6       .2     6.1       .2       8.2        .3
                                                    ====     ====    ====     ====     =====     =====

     Gas marketing & cogeneration operating income for all 1994 periods increased from the comparable 1993 periods due to improved gross margins on a higher level of gas sales. The earnings comparison was affected by reduced gross margins in 1993 as a result of an increase in spot market gas costs during the 1993 second quarter.

     Gas gathering & processing operating income remained relatively unchanged for all 1994 periods in spite of a decline in transportation volumes. The declines are primarily due to lower gas production from fields currently utilizing MCN's Saginaw Bay pipeline system.

     MCN PLANS TO EXPAND TRANSPORTATION SERVICES -- In response to an increase in Michigan Antrim gas production, MCN anticipates partnering with others in 1994 to develop new gas transportation and processing facilities to meet this growing demand. In addition, MCN is seeking approval from the MPSC to construct and operate a lateral pipeline extension which will interconnect with MCN's existing Saginaw Bay pipeline system. Certain facilities, which are expected to be operational by early 1995, have the capability of increasing gas deliveries by more than 30 Bcf per year.

     Exploration & production operating income increased $2.9 million for the 1994 second quarter, and $3.3 million and $5.6 million for the six-and twelve-month periods, respectively. The increases are primarily due to the start-up of production in early 1993. Additionally, exploration & production operations have lowered nonutility income taxes through the generation of $2.0 million, $3.5 million and $5.5 million of federal gas production tax credits for the 1994 quarter, six-and twelve-month periods, respectively.

     MCN ACQUIRES NATURAL GAS RESERVES -- During the 1994 second quarter, MCN acquired an interest in approximately 150 natural gas wells in the Anadarko basin of western Oklahoma. MCN's share of these properties includes approximately 50 Bcf of proven gas reserves, 20 Bcf of potential gas reserves and 3 Bcf equivalent of oil reserves. From the establishment of the exploration & production program in 1992 through June 1994, MCN has invested approximately $185 million in exploration & production projects. As of June 30, 1994, MCN owned approximately 220 Bcf of proven gas reserves, 40 Bcf of potential gas reserves and 3 Bcf equivalent of oil reserves.

     MCN also has signed an agreement to purchase an interest in 550 gas wells located primarily in Oklahoma, Kansas and Texas. MCN's share of these properties will include approximately 20 Bcf of proven gas reserves, 15 Bcf of potential gas reserves and 6 Bcf equivalent of oil reserves. MCN is expected to close this transaction in the third quarter of 1994.

COMPUTER OPERATIONS SERVICES

     OPERATING INCOME INCREASED 40% -- Computer operations services' operating income increased $.4 million for the current quarter, and $1.6 million and $4.0 million for the 1994 six-and twelve-month periods, respectively. This improvement reflects higher operating revenues and improved margins from new business added throughout 1993 and from increased usage by existing customers.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

     In July 1994, MCN's computer services business was selected as the "vendor of choice" in a major outsourcing contract with Royal Insurance Company. As part of signing this new contract, MCN's computer services business will lease Royal Insurance's 48,000 square foot data center in Charlotte, North Carolina. This is MCN's third data center and when combined with MCN's other facilities in Michigan and Pennsylvania, will give MCN the ability to capture additional markets.

     In order to service a new contract with Comshare International, MCN's computer services business expanded internationally with the formation of a subsidiary in London, England. Revenues from the Royal Insurance and Comshare International contracts, coupled with revenues from other new business added during 1994 and late 1993, have allowed MCN's computer services business to establish a customer base that generates over $100 million in annual revenues.

CORPORATE & OTHER

     All 1994 periods reflect increased expenses associated with the development of new nonutility projects.

EQUITY IN EARNINGS OF JOINT VENTURES

     Joint venture earnings for the 1994 twelve-month period were favorably affected by earnings from the Blue Lake gas storage project, which began operations in April 1993. The decrease in gas storage earnings for the 1994 quarter and six-month period was due to higher operating expenses of the Blue Lake storage project. The increased loss for the current twelve-month period in other joint ventures was due to a reserve for the expected write-off of assets related to the natural gas torch business.

                                                      QUARTER          6 MONTHS           12 MONTHS
                                                   -------------     -------------     ---------------
                                                   1994     1993     1994     1993     1994      1993
                                                   ----     ----     ----     ----     -----     -----
NONUTILITY EQUITY IN EARNINGS OF JOINT VENTURES
 (in Millions)
  Gas Storage...................................   $1.5     $2.3     $2.5     $2.9     $ 5.7     $ 2.8
  Gas Marketing & Cogeneration..................    (.4)     (.3)     (.8)     (.8)     (1.4)     (1.6)
  Gas Gathering & Processing....................     .5       .4       .9      1.2       1.9       1.5
  Other.........................................    (.1)     (.1)     (.3)     (.2)     (1.1)      (.2)
                                                   ----     ----     ----     ----     -----     -----
                                                   $1.5     $2.3     $2.3     $3.1     $ 5.1     $ 2.5
                                                   ====     ====     ====     ====     =====     =====

OTHER INCOME & DEDUCTIONS

     All 1994 periods reflect higher interest costs on long-term debt due to increased borrowings required to finance nonutility capital investments.

INCOME TAX PROVISION

     Income taxes for the 1994 quarter, six-and twelve-month periods were favorably impacted by $2.0 million, $3.5 million and $5.5 million, respectively, of federal gas production tax credits related to gas production projects. The income tax provision for all 1994 periods was affected by improved earnings, as well as the August 1993 enactment of The Omnibus Budget Reconciliation Act which increased the corporate tax rate to 35%, effective January 1993. The retroactive effect of the tax increase was recorded in the third quarter of 1993.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

CAPITAL RESOURCES AND LIQUIDITY

OPERATING ACTIVITIES

     CASH FLOW INCREASED 38% -- MCN's cash flow from operating activities during the first six months of 1994 increased $79.7 million over the comparable 1993 period. The increase was due to higher net income and lower working capital requirements.

                                                                                 6 MONTHS
                                                                            ------------------
                                                                             1994        1993
                                                                            ------      ------
CASH FLOW FROM OPERATING ACTIVITIES (in Millions)
  Utility Services.......................................................   $ 92.6      $ 91.7
  Nonutility Services....................................................     20.0         3.6
                                                                            ------      ------
                                                                             112.6        95.3
  Changes in Assets and Liabilities......................................    175.1       112.7
                                                                            ------      ------
  Cash Flow from Operating Activities....................................   $287.7      $208.0
                                                                            ======      ======

FINANCING ACTIVITIES

     In anticipation of future permanent capital requirements, MCN plans to file a universal shelf registration with the Securities and Exchange Commission (SEC) in the latter half of 1994 for the issuance of up to a total of $300 million of securities, including preferred and common equity and debt securities. Under this registration, MCN expects to issue up to $100 million of securities during 1994.

     MCN issues new shares of common stock pursuant to its Dividend Reinvestment and Stock Purchase Plan and various employee benefit plans. During 1994, MCN anticipates the issuance of new shares of common stock pursuant to these plans, generating approximately $15 million. During the first six months of 1994, MCN issued approximately 212,000 shares, generating $7.4 million.

Utility Services

     During the first six months of 1994, MichCon repaid $203.0 million of short-term debt, including commercial paper. Short-term debt is normally reduced in the first part of each year as gas inventories are depleted and funds are received from winter sales. During the latter part of the year, funds are used to finance increases in gas inventories and customer accounts receivable. To meet its seasonal short-term borrowing needs, MichCon normally issues commercial paper which is backed by credit lines with several banks. MichCon established credit lines of up to $300 million through March of 1994 which decreased to $125 million through August 1994. MichCon expects to renew the credit lines upon expiration. Commercial paper of $57.2 million was outstanding at June 30, 1994 under these lines.

     In July, MichCon began a Trust Demand Note program which allows MichCon to borrow up to $25 million through April 1995.

     MichCon has authorization from the MPSC, and a shelf registration on file with the SEC, that allows for the issuance of up to $100 million of first mortgage bonds. During 1994, MichCon may issue between $50 and $100 million of first mortgage bonds. MichCon's capital requirements and general financial market conditions will affect the timing and amount of future debt issuances. MichCon's first mortgage bonds are currently rated "A" or its equivalent by the major rating agencies.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONCLUDED)

Nonutility Services

     MCN and MCN Investment maintain a joint unsecured revolving credit facility. In July 1994, MCN and MCN Investment renegotiated the terms of the facility to allow for borrowings of up to $250 million and to extend the expiration date of the facility through August 1997. Outstanding advances are subject to interest at fixed or certain alternative variable rates at MCN's option. As of June 30, 1994, borrowings outstanding under the facility totaled $132 million.

     In 1993, MCN Investment established a short-term credit line to primarily finance the seasonal working capital requirements of its gas marketing operations. The credit line allows for borrowings of up to $65 million through early September 1994. MCN Investment anticipates renewing the credit line upon expiration. At June 30, 1994, borrowings outstanding under the facility totaled $50 million.

INVESTING ACTIVITIES

     CAPITAL INVESTMENTS IN 1994 TO EXCEED $400 MILLION -- Capital investments totaled $154.3 million in the first six months of 1994 and included approximately $94 million of capital expenditures for nonutility gas exploration & production projects. The first six months of 1993 included expenditures for the Blue Lake Gas storage project which began operations in April 1993.

                                                                                   6 MONTHS
                                                                               ----------------
                                                                                1994      1993
                                                                               ------    ------
CAPITAL INVESTMENTS (in Millions)
Consolidated Capital Expenditures:
  Utility Services..........................................................   $ 50.4    $ 63.0
  Nonutility Services.......................................................    101.3      35.6
                                                                               ------    ------
                                                                                151.7      98.6
                                                                               ------    ------
MCN's Share of Joint Venture Capital Expenditures:
  Gas Storage...............................................................      1.4      20.0
  Other.....................................................................      1.3        .9
                                                                               ------    ------
                                                                                  2.7      20.9
                                                                               ------    ------
Minority Partners' Share of Consolidated Capital Expenditures...............       .1        --
                                                                               ------    ------
Total Capital Investments...................................................   $154.3    $119.5
                                                                               ======    ======

     Capital investments for 1994 are anticipated to exceed $400 million. These investments will be used for opportunities in the utility business and other projects that build upon management's expertise, such as underground storage projects, natural gas cogeneration facilities, gas gathering lines, and gas exploration & production. Approximately $150 million will be used for the utility business and over $250 million for the nonutility businesses. Approximately $100 million has been either spent or committed to date to purchase gas and oil producing properties in Oklahoma, Kansas and Texas.

     The proposed level of investments in 1994 and future years may increase capital requirements materially in excess of internally generated funds and require the issuance of additional debt and equity securities. It is management's opinion that MCN and its subsidiaries will have sufficient capital resources, both internal and external, to meet anticipated capital requirements.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             MCN CORPORATION

Date: August 5, 1994                         By:      /s/  PATRICK ZURLINDEN
                                                       Patrick Zurlinden
                                                     Controller and Chief
                                                      Accounting Officer