Form 10-Q
period 1994-09-30
MCN CORP
filed 1994-11-04
CIK 837579

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

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1994, OR

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

                                 Yes 'X'No

     Number of shares outstanding of each of the registrant's classes of common stock, as of October 31, 1994:

               Common Stock, par value $.01 per share: 59,639,058
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                               INDEX TO FORM 10-Q

                      FOR QUARTER ENDED SEPTEMBER 30, 1994

                                                                                        PAGE
                                                                                       NUMBER
                                                                                       ------
COVER...............................................................................      i
INDEX...............................................................................     ii
PART I -- FINANCIAL INFORMATION
  Item 1. Financial Statements......................................................      1
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of
          Operations................................................................      7
PART II -- OTHER INFORMATION
  Item 6. Exhibits and Reports on Form 8-K..........................................     16
SIGNATURE...........................................................................     17

                        PART I -- FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                        MCN CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF FINANCIAL POSITION (UNAUDITED)
                             (THOUSANDS OF DOLLARS)

                                                                                    SEPTEMBER 30,          DECEMBER 31,
                                                                               ------------------------    ------------
                                                                                  1994          1993           1993
                                                                               ----------    ----------    ------------
ASSETS
CURRENT ASSETS
  Cash and temporary cash investments, at cost (which approximates market
    value)..................................................................   $   14,651    $    8,827     $   12,474
  Accounts receivable, less allowance for doubtful accounts of $17,960,
    $20,669 and $19,576, respectively.......................................      163,152       164,509        236,934
  Accrued unbilled revenues.................................................       20,108        27,376        101,327
  Gas in inventory..........................................................      170,125       155,351         45,895
  Property taxes assessed applicable to future periods......................       18,470        26,567         50,709
  Accrued gas cost recovery revenues........................................           --        17,322             --
  Other.....................................................................       43,749        29,959         35,332
                                                                               ----------    ----------    ------------
                                                                                  430,255       429,911        482,671
                                                                               ----------    ----------    ------------
DEFERRED CHARGES AND OTHER ASSETS
  Investment in and advances to joint ventures..............................       61,712        53,262         60,528
  Deferred postretirement benefit cost (Note 4).............................       22,718        19,525         25,612
  Other.....................................................................       74,580        57,847         59,031
                                                                               ----------    ----------    ------------
                                                                                  159,010       130,634        145,171
                                                                               ----------    ----------    ------------
PROPERTY, PLANT AND EQUIPMENT, at cost......................................    2,488,167     2,231,514      2,284,529
  Less -- Accumulated depreciation and depletion............................    1,115,771     1,034,791      1,047,941
                                                                               ----------    ----------    ------------
                                                                                1,372,396     1,196,723      1,236,588
                                                                               ----------    ----------    ------------
                                                                               $1,961,661    $1,757,268     $1,864,430
                                                                                =========     =========    ============
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable..........................................................   $  105,444    $  114,342     $  124,585
  Notes payable (Note 2)....................................................      120,278       228,640        280,304
  Current portion of long-term debt, capital lease obligations and
    redeemable cumulative preferred stock...................................        6,077         6,338          5,980
  Federal income, property and other taxes payable..........................       55,904        42,407         63,790
  Deferred gas cost recovery revenues.......................................       28,951            --             --
  Refunds payable to customers..............................................          331         5,000         10,794
  Customer deposits.........................................................       10,569        12,433         13,271
  Other.....................................................................       72,147        66,976         78,146
                                                                               ----------    ----------    ------------
                                                                                  399,701       476,136        576,870
                                                                               ----------    ----------    ------------
DEFERRED CREDITS AND OTHER LIABILITIES
  Accumulated deferred income taxes.........................................      167,541       149,216        171,630
  Unamortized investment tax credit.........................................       39,158        41,052         40,571
  Tax benefits amortizable to customers.....................................       29,597        37,571         31,666
  Minority interest.........................................................       18,049        17,587         18,357
  Other.....................................................................       95,072        79,695         54,729
                                                                               ----------    ----------    ------------
                                                                                  349,417       325,121        316,953
                                                                               ----------    ----------    ------------
LONG-TERM DEBT, including capital lease obligations (Note 1a)...............      709,311       498,679        494,821
                                                                               ----------    ----------    ------------
REDEEMABLE CUMULATIVE PREFERRED STOCK OF SUBSIDIARY, $2.05 SERIES...........        2,618         5,618          5,618
                                                                               ----------    ----------    ------------
CONTINGENCIES (Note 3)
COMMON SHAREHOLDERS' EQUITY
  Common stock..............................................................          298           294            295
  Additional paid-in capital................................................      328,262       314,559        317,117
  Retained earnings.........................................................      172,693       138,516        153,884
  Unearned compensation and ESOP benefit....................................         (639)       (1,655)        (1,128)
                                                                               ----------    ----------    ------------
                                                                                  500,614       451,714        470,168
                                                                               ----------    ----------    ------------
                                                                               $1,961,661    $1,757,268     $1,864,430
                                                                                =========     =========    ============

The notes to the consolidated financial statements are an integral part of this statement.

                        MCN CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                      (THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                        THREE MONTHS ENDED           NINE MONTHS ENDED            TWELVE MONTHS ENDED
                                           SEPTEMBER 30,               SEPTEMBER 30,                 SEPTEMBER 30,
                                       ---------------------     -------------------------     -------------------------
                                         1994         1993          1994           1993           1994           1993
                                       --------     --------     ----------     ----------     ----------     ----------
OPERATING REVENUES..................   $204,389     $182,732     $1,133,713     $1,031,874     $1,581,493     $1,484,527
                                       --------     --------     ----------     ----------     ----------     ----------
OPERATING EXPENSES
  Cost of gas.......................     86,543       79,649        605,344        581,969        870,108        873,792
  Operation and maintenance.........     95,453       78,535        291,271        253,551        382,432        347,474
  Depreciation, depletion and
    amortization....................     25,188       20,827         77,087         61,602         97,131         81,417
  Property and other taxes..........     13,810       13,125         51,002         46,522         67,157         62,463
                                       --------     --------     ----------     ----------     ----------     ----------
    Total operating expenses........    220,994      192,136      1,024,704        943,644      1,416,828      1,365,146
                                       --------     --------     ----------     ----------     ----------     ----------
OPERATING INCOME (LOSS).............    (16,605)      (9,404)       109,009         88,230        164,665        119,381
                                       --------     --------     ----------     ----------     ----------     ----------
EQUITY IN EARNINGS OF JOINT
  VENTURES..........................      1,900        2,685          5,688          6,668          6,730          6,060
                                       --------     --------     ----------     ----------     ----------     ----------
OTHER INCOME AND (DEDUCTIONS)
  Interest income...................      1,594          976          4,788          4,009          5,966          5,482
  Interest on long-term debt........     (9,409)      (7,945)       (26,676)       (22,246)       (33,219)       (29,463)
  Other interest expense............     (3,085)      (1,736)        (7,103)        (5,222)       (11,820)        (9,084)
  Minority interest.................       (719)        (748)        (2,187)        (2,289)        (3,182)        (3,325)
  Other.............................     (1,074)        (516)        (2,866)        (1,213)        (7,693)        (1,720)
                                       --------     --------     ----------     ----------     ----------     ----------
    Total other income and
      (deductions)..................    (12,693)      (9,969)       (34,044)       (26,961)       (49,948)       (38,110)
                                       --------     --------     ----------     ----------     ----------     ----------
INCOME (LOSS) BEFORE INCOME TAXES...    (27,398)     (16,688)        80,653         67,937        121,447         87,331
INCOME TAX PROVISION (BENEFIT)......    (11,828)      (5,468)        23,624         23,175         36,390         28,860
                                       --------     --------     ----------     ----------     ----------     ----------
NET INCOME (LOSS)...................   $(15,570)    $(11,220)    $   57,029     $   44,762     $   85,057     $   58,471
                                       ========     ========     ==========     ==========     ==========     ==========
EARNINGS (LOSS) PER SHARE (Note
  1c)...............................   $  (0.26)    $   (.19)    $      .96     $      .76     $     1.44     $     1.00
                                       ========     ========     ==========     ==========     ==========     ==========
AVERAGE COMMON SHARES OUTSTANDING
  (Note 1c).........................     59,492       58,748         59,294         58,554         59,196         58,204
                                       ========     ========     ==========     ==========     ==========     ==========
DIVIDENDS PAID PER SHARE (Note
  1c)...............................   $   .215     $   .210     $     .645     $     .630     $     .860     $     .840
                                       ========     ========     ==========     ==========     ==========     ==========
DIVIDENDS DECLARED PER SHARE (Note
  1c)...............................   $   .215     $   .210     $     .645     $     .630     $     .860     $     .630
                                       ========     ========     ==========     ==========     ==========     ==========

            CONSOLIDATED STATEMENT OF RETAINED EARNINGS (UNAUDITED)
                             (THOUSANDS OF DOLLARS)

                                              THREE MONTHS ENDED         NINE MONTHS ENDED        TWELVE MONTHS ENDED
                                                 SEPTEMBER 30,             SEPTEMBER 30,             SEPTEMBER 30,
                                             ---------------------     ---------------------     ---------------------
                                               1994         1993         1994         1993         1994         1993
                                             --------     --------     --------     --------     --------     --------
BALANCE -- Beginning of period............   $201,045     $162,066     $153,884     $130,621     $138,516     $117,848
ADD -- Net income (loss)..................    (15,570)     (11,220)      57,029       44,762       85,057       58,471
                                             --------     --------     --------     --------     --------     --------
                                              185,475      150,846      210,913      175,383      223,573      176,319
DEDUCT -- Cash dividends declared on
          common stock (Note 1c)..........     12,782       12,330       38,220       36,867       50,880       37,803
                                             --------     --------     --------     --------     --------     --------
BALANCE -- End of period..................   $172,693     $138,516     $172,693     $138,516     $172,693     $138,516
                                             ========     ========     ========     ========     ========     ========

The notes to the consolidated financial statements are an integral part of these statements.

                        MCN CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                             (THOUSANDS OF DOLLARS)

                                                                                          NINE MONTHS ENDED
                                                                                            SEPTEMBER 30,
                                                                                      -------------------------
                                                                                        1994            1993
                                                                                      ---------       ---------
CASH FLOW FROM OPERATING ACTIVITIES
  Net income.......................................................................   $  57,029       $  44,762
  Adjustments to reconcile net income to net cash provided from operating activities
    Depreciation, depletion and amortization
      Per statement of income......................................................      77,087          61,602
      Charged to other accounts....................................................       5,358           4,853
    Deferred income taxes -- current...............................................     (16,928)         (5,436)
    Deferred income taxes and investment tax credit -- net.........................      (7,571)          9,383
    Equity in earnings of joint ventures, net of distributions.....................       1,243          (6,185)
    Other..........................................................................       1,691            (226)
                                                                                      ---------       ---------
                                                                                        117,909         108,753
    Changes in assets and liabilities, exclusive of changes shown separately.......      83,579         (31,614)
                                                                                      ---------       ---------
      Net cash provided from operating activities..................................     201,488          77,139
                                                                                      ---------       ---------
CASH FLOW FROM FINANCING ACTIVITIES
  Notes payable -- net.............................................................    (160,026)         (6,683)
  Common stock dividends paid......................................................     (38,220)        (36,867)
  Issuance of common stock.........................................................      11,262           8,310
  Issuance of long-term debt.......................................................      78,620         118,079
  Revolving credit facility -- net.................................................     134,800          75,450
  Retirement of long-term debt and preferred stock.................................      (6,219)        (87,639)
  Other............................................................................      (1,779)           (672)
                                                                                      ---------       ---------
      Net cash provided from financing activities..................................      18,438          69,978
                                                                                      ---------       ---------
CASH FLOW FROM INVESTING ACTIVITIES
  Capital expenditures.............................................................    (213,726)       (146,130)
  Investment in joint ventures.....................................................      (3,244)         (3,715)
  Other............................................................................        (779)          1,689
                                                                                      ---------       ---------
      Net cash used for investing activities.......................................    (217,749)       (148,156)
                                                                                      ---------       ---------
NET INCREASE (DECREASE) IN CASH AND TEMPORARY CASH INVESTMENTS.....................       2,177          (1,039)
CASH AND TEMPORARY CASH INVESTMENTS, JANUARY 1.....................................      12,474           9,866
                                                                                      ---------       ---------
CASH AND TEMPORARY CASH INVESTMENTS, SEPTEMBER 30..................................   $  14,651       $   8,827
                                                                                      =========       =========
CHANGES IN ASSETS AND LIABILITIES, EXCLUSIVE OF CHANGES SHOWN SEPARATELY
  Accounts receivable -- net.......................................................   $  73,782       $  47,453
  Accrued unbilled revenues........................................................      81,219          64,040
  Gas in inventory.................................................................    (124,230)       (107,504)
  Property taxes assessed applicable to future periods.............................      32,239          33,815
  Accounts payable.................................................................     (19,141)        (13,280)
  Federal income, property and other taxes payable.................................      (7,876)        (45,205)
  Accrued/deferred gas cost recovery revenues......................................      28,951         (17,322)
  Refunds payable to customers.....................................................     (10,463)          1,685
  Other current assets and liabilities.............................................       1,111           8,282
  Deferred assets and liabilities..................................................      27,987          (3,578)
                                                                                      ---------       ---------
                                                                                      $  83,579       $ (31,614)
                                                                                      =========       =========
SUPPLEMENTAL DISCLOSURES
  Cash paid for:
    Interest, net of amounts capitalized...........................................   $  28,118       $  25,704
                                                                                      =========       =========
    Federal income taxes...........................................................   $  24,550       $  12,850
                                                                                      =========       =========

The notes to the consolidated financial statements are an integral part of this statement.

                        MCN CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. CAPITALIZATION

     A. LONG-TERM DEBT

          In September 1994, MichCon issued $80,000,000 of First Mortgage Bonds, 8 1/4% Series, due May 2014. The proceeds received from this debt issuance were used to repay short-term obligations and for general corporate purposes.

          In July 1994, MCN and MCN Investment renegotiated their joint unsecured revolving credit facility to allow for borrowings of up to $250,000,000 and to extend the expiration date through August 1997. Outstanding advances are subject to interest at fixed or certain alternative variable rates at MCN's option. Borrowings of $206,700,000 were outstanding at a weighted average interest rate of 5.6% as of September 30, 1994.

     B. CUMULATIVE PREFERRED SECURITIES OF SUBSIDIARY

          In November 1994, MCN Michigan Limited Partnership (MCN Michigan), a limited partnership of which MCN is a 1% general partner, issued 4,000,000 shares of 9 3/8% Cumulative Preferred Securities, Series A, for $100,000,000. The limited partnership interests represented by the preferred securities are redeemable at the option of MCN Michigan, in whole or in part, from time to time, on or after November 30, 1999, at $25 per security plus accrued and unpaid dividends. Holders of the securities are entitled to receive dividends at an annual rate of 9 3/8% of the liquidation preference value of $25. The proceeds received from this issuance will be used for nonutility capital investments, repayment of loans under bank credit agreements and general corporate purposes.

     C. COMMON STOCK

          On October 27, 1994, the MCN Board of Directors authorized a two-for-one split of common stock to shareholders of record on November 10, 1994. All references in the accompanying financial statements, as to the number of common shares and per share amounts, have been adjusted for the split.

          In September 1992, the MCN Board of Directors accelerated the declaration of MCN's 1992 fourth quarter dividend from October to September. Accordingly, the financial statements and common stock information for the twelve months ended September 30, 1993 reflect the declaration of only three quarterly dividends.

2. LINES OF CREDIT

     In September 1994, MichCon renewed its annual bank lines of credit, which allow it to borrow up to $250,000,000 through March 1995 and decrease to $109,000,000 through August 1995 at interest rates generally less than the prevailing prime rate. MichCon usually issues commercial paper in lieu of an equivalent amount of borrowings under these lines of credit. Commercial paper of $65,300,000 was outstanding at September 30, 1994 under these lines at a weighted average interest rate of 4.9%. Fees are paid to compensate banks for lines of credit.

     In August and September 1994, MCN Investment renewed its short-term credit lines that allow for borrowings of up to $70,000,000 through August 1995 at interest rates which are generally less than the prevailing prime rate. At September 30, 1994, borrowings of $29,900,000 were outstanding under these lines of credit at a weighted average interest rate of 5.6%. Fees are paid to compensate banks for lines of credit.

     In July 1994, MichCon began a Trust Demand Note Program which allows MichCon to borrow up to $25,000,000 through April 1995. At September 30, 1994, borrowings of $25,000,000 were outstanding under this note at an average interest rate of 5.0%.

                        MCN CORPORATION AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

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

          ANR Pipeline Company (ANR), MichCon's primary interstate natural gas transporter, implemented its Order No. 636 restructuring in November 1993. During 1994, ANR filed several requests for recovery of these transition costs, and MichCon accrued its portion totaling $2,200,000. The Michigan Public Service Commission (MPSC) has held that these transition costs are recoverable through the Gas Cost Recovery (GCR) mechanism, and therefore, a regulatory asset has been recorded for their future recovery. As periodic filings are made by ANR, MichCon will accrue its allocated portion. It is management's belief that these costs will have no effect on earnings.

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

4. OTHER POSTRETIREMENT BENEFITS AND TAX LEGISLATION

     As described in MCN's 1993 Annual Report on Form 10-K, MCN deferred the 1993 utility related postretirement cost in excess of claims paid (including amortization of the transition obligation) until January 1994 when new rates to recover such costs became effective. The deferred costs were to be amortized over a period of 19 years.

     Legislation was passed in Michigan which provides for reduced property taxes effective with the 1994 assessments and an increase in state sales and use tax rates effective May 1994. In addition, the Omnibus Budget Reconciliation Act of 1993 increased the corporate income tax rate from 34% to 35%, effective January 1993.

     It is estimated that these changes in federal and state tax rates will result in a reduction in MichCon's tax expense of approximately $4,000,000 for 1994 and $6,200,000 annually thereafter. In June 1994, the MPSC approved a settlement agreement that allows MichCon to offset the impact of the net reduction in taxes against its deferred 1993 postretirement costs. This will accelerate the amortization of the deferred postretirement cost from 19 years to approximately four years.

                        MCN CORPORATION AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(CONCLUDED)

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     MCN REPORTS QUARTERLY SEASONAL LOSS -- MCN's 1994 third quarter loss was $4.4 million ($.07 per share) higher than the 1993 period. Earnings for the 1994 nine-and twelve-month periods increased $12.2 million ($.20 per share) and $26.6 million ($.44 per share), respectively, over the comparable 1993 periods. All per share amounts have been restated to reflect the two-for-one stock split authorized by the MCN Board of Directors on October 27, 1994 (Note 1c). A summary of financial performance follows:

                                                  QUARTER             9 MONTHS            12 MONTHS
                                             -----------------     ---------------     ---------------
                                              1994       1993      1994      1993      1994      1993
                                             ------     ------     -----     -----     -----     -----
NET INCOME (LOSS) (in Millions)
  Utility Services.......................    $(19.5)    $(13.0)    $44.7     $41.9     $65.5     $52.9
  Nonutility Services....................       3.9        1.8      12.3       2.9      19.6       5.6
                                             ------     ------     -----     -----     -----     -----
                                             $(15.6)    $(11.2)    $57.0     $44.8     $85.1     $58.5
                                             ======     ======     =====     =====     =====     =====
EARNINGS (LOSS) PER SHARE
  Utility Services.......................    $ (.33)    $ (.22)    $ .75     $ .71     $1.11     $ .91
  Nonutility Services....................       .07        .03       .21       .05       .33       .09
                                             ------     ------     -----     -----     -----     -----
                                             $ (.26)    $ (.19)    $ .96     $ .76     $1.44     $1.00
                                             ======     ======     =====     =====     =====     =====

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

UTILITY SERVICES

     UTILITY SERVICES' RESULTS ARE LOWER -- Given the seasonal nature of the gas distribution business, utility operations generally experience a loss in the third quarter due to lower levels of natural gas sales during the summer months. However, the loss in the 1994 quarter of $19.5 million was $6.5 million greater ($.11 per share) than the 1993 loss due mainly to higher operating costs and the uneven effects of a January 1994 rate increase, as discussed in detail in the "Rate Matters" section that follows. Earnings for the 1994 nine-and twelve-month periods increased $2.8 million ($.04 per share) and $12.6 million ($.20 per share), respectively, reflecting increased gas deliveries resulting from colder weather and expanded transportation markets, partially offset by higher operating costs.

                                                    QUARTER            9 MONTHS          12 MONTHS
                                                 --------------     --------------     --------------
                                                 1994      1993     1994     1993      1994     1993
                                                 -----     ----     ----     -----     ----     -----
EFFECT OF WEATHER ON GAS MARKETS AND EARNINGS
Percentage Colder (Warmer) than Normal.......      N/A      N/A      2.6%     (2.5)%    1.2%     (2.4)%
Increase (Decrease) from Normal in:
  Gas Markets (Bcf)..........................      (.8)      .9      5.6      (3.3)     4.5      (5.2)
  Net Income (Millions)......................    $ (.8)    $ .8     $5.1     $(2.8)    $4.1     $(4.5)
  Earnings Per Share.........................    $(.02)    $.02     $.09     $(.05)    $.07     $(.08)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

GROSS MARGIN

     GROSS MARGIN IS UP -- Utility services' gross margin (operating revenues less cost of gas) increased for all 1994 periods reflecting higher sales rates. Additionally, the 1994 nine-and twelve-month period increases were due to expanded gas markets, as subsequently discussed.

                                            QUARTER             9 MONTHS                12 MONTHS
                                       -----------------    -----------------     ---------------------
                                        1994       1993      1994       1993        1994         1993
                                       ------     ------    ------     ------     --------     --------
UTILITY OPERATIONS (in Millions)
Operating Revenues*.................   $108.8     $113.6    $823.9     $780.4     $1,172.8     $1,140.3
Cost of Gas.........................     24.1       35.3     390.0      391.2        586.8        610.2
                                       ------     ------    ------     ------     --------     --------
  Gross Margin......................     84.7       78.3     433.9      389.2        586.0        530.1
                                       ------     ------    ------     ------     --------     --------
Other Operating Expenses*
  Operation & Maintenance...........     72.3       60.0     229.4      205.8        303.9        287.3
  Depreciation, Depletion &
     Amortization...................     21.3       18.6      64.2       56.0         82.6         74.2
  Property & Other Taxes............     12.5       12.2      46.6       43.6         61.9         58.8
                                       ------     ------    ------     ------     --------     --------
                                        106.1       90.8     340.2      305.4        448.4        420.3
                                       ------     ------    ------     ------     --------     --------
Operating Income (Loss).............    (21.4)     (12.5)     93.7       83.8        137.6        109.8
                                       ------     ------    ------     ------     --------     --------
Equity in Earnings of Joint
  Ventures..........................       .3         .5       1.8        1.4          2.2          1.2
                                       ------     ------    ------     ------     --------     --------
Other Income & (Deductions)*
  Interest Income...................      1.1         .6       3.2        3.2          4.1          4.6
  Interest on Long-Term Debt........     (6.6)      (6.4)    (19.8)     (19.2)       (26.3)       (25.6)
  Other Interest Expense............     (2.5)      (1.6)     (6.2)      (5.2)        (9.0)        (9.1)
  Other.............................      (.9)       (.5)     (2.6)      (1.1)        (7.4)        (1.8)
                                       ------     ------    ------     ------     --------     --------
                                         (8.9)      (7.9)    (25.4)     (22.3)       (38.6)       (31.9)
                                       ------     ------    ------     ------     --------     --------
Income (Loss) Before Income Taxes...    (30.0)     (19.9)     70.1       62.9        101.2         79.1
                                       ------     ------    ------     ------     --------     --------
Income Tax Provision (Benefit)......    (10.5)      (6.9)     25.4       21.0         35.7         26.2
                                       ------     ------    ------     ------     --------     --------
Net Income (Loss)...................   $(19.5)    $(13.0)   $ 44.7     $ 41.9     $   65.5     $   52.9
                                       ======     ======    ======     ======      =======      =======

*Includes intercompany transactions

Gas Markets

     Gas sales and end user transportation deliveries in total increased for the 1994 quarter, nine-and twelve-month periods by 1.5 billion cubic feet (Bcf),
19.1 Bcf and 20.1 Bcf, respectively. The significant increases for the 1994 nine-and twelve-month periods primarily reflect higher gas sales due to considerably colder weather and the continued expansion of the end user transportation market. The growth of the end user transportation market for the 1994 quarter was partially offset by lower gas sales due to warmer weather.

                                                    QUARTER           9 MONTHS            12 MONTHS
                                                ---------------    ---------------     ---------------
                                                1994      1993     1994      1993      1994      1993
                                                -----     -----    -----     -----     -----     -----
UTILITY GAS MARKETS (in Bcf)
  Gas Sales..................................    13.8      16.1    148.2     140.0     213.6     205.3
  End User Transportation....................    28.0      24.2    103.5      92.6     139.5     127.7
  Intermediate Transportation*...............    58.3      70.3    232.4     206.2     307.3     266.4
                                                -----     -----    -----     -----     -----     -----
                                                100.1     110.6    484.1     438.8     660.4     599.4
                                                =====     =====    =====     =====     =====     =====

*Includes intercompany volumes

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

     During the 1994 quarter, MCN and Destec Energy began construction of a 123-megawatt cogeneration plant in Ludington, Michigan. MichCon will provide end user transportation of the natural gas needed to fuel the plant, approximately nine Bcf annually, upon its completion in late 1995.

     Intermediate transportation deliveries decreased for the quarter due to lower volumes transported for various shippers. However, transportation revenues were not significantly affected by the reduced volumes due to fixed demand charges associated with the related contracts. Increases in intermediate transportation in the nine-and twelve-month periods were due to additional volumes transported for ANR, Michigan gas producers and other shippers. In connection with the April 1993 start-up of the Blue Lake gas storage project, MichCon began transporting gas for ANR under a firm, long-term contract. Profit margins on intermediate transportation services are considerably less than margins on gas sales or for end user transportation markets.

     There has been a significant increase in Michigan Antrim gas production over the past few years, resulting in a growing demand by gas producers and brokers for intermediate transportation services. This growth, averaging over 60% per year since 1991, has resulted from time to time in capacity constraints on MichCon's northern Michigan pipeline system. MichCon currently has a proposal before the MPSC to resolve this capacity issue. MichCon's proposal, as well as other competing proposals, are being reviewed by the MPSC and a decision is expected in January 1995.

Rate Matters

     As described in MCN's 1993 Annual Report on Form 10-K, MichCon received approval from the MPSC in its general rate case to increase rates $15.7 million, beginning in January 1994. Revenues from the rate increase are recovered volumetrically, primarily in the colder first and fourth quarters. However, higher operating expenses, which the rate increase is intended to cover, are incurred more evenly throughout the year. This timing resulted in higher 1994 first quarter earnings, but reduced second quarter, third quarter and nine-months ended 1994 results. The timing effect is expected to increase earnings for the 1994 fourth quarter. However, the 1994 year as a whole is not expected to be significantly affected.

COST OF GAS

     Cost of gas has been affected by variations in sales volumes and reduced gas cost rates. Through the GCR mechanism, MichCon's rates are set to recover 100% of prudently and reasonably incurred gas costs. Therefore, significant fluctuations in total gas costs have little effect on gross margins or earnings.

     Cost of gas sold per thousand cubic feet decreased $.66 (26%), $.19 (7%) and $.24 (8%) in the 1994 quarter, nine-and twelve-month periods, respectively. Unit cost of gas rates have been favorably impacted by a shift from purchases under fixed price long-term gas purchase contracts to spot market purchases. Lower spot market rates also contributed to the decreases.

     As discussed in MCN's 1993 Annual Report on Form 10-K, MichCon's rates are set to recover its lost gas costs using an averaging method based on historical lost gas experience. For the seasonal cycle ended August 1994, the historical average lost gas amount exceeded the actual lost gas experienced, which resulted in a $4.9 million reduction in cost of gas in the 1994 quarter. No significant adjustment occurred during the 1993 quarter.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

OTHER OPERATING EXPENSES

     Operation and maintenance expenses increased due to MichCon's higher postretirement benefit costs of $9.7 million in the 1994 quarter and $25.2 million in the nine-and twelve-month periods which were recognized as a result of the new accounting requirements under Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions." These costs are being recovered in rates that became effective in January 1994. Management's continuing efforts to reduce operating costs partially offset the increases for the 1994 periods.

     As described in MCN's 1993 Annual Report on Form 10-K, President Clinton submitted a proposed federal budget for the 1995 fiscal year reflecting a 50% reduction in funding for the Low Income Home Energy Assistance Program (LIHEAP). This proposed reduction was defeated by Congress in October 1994, and $1.3 billion was approved for the 1995 fiscal year, which will maintain funding at current levels. LIHEAP funding currently provides approximately $78 million in heating assistance to 372,000 Michigan households through the Department of Social Services, with approximately 40% of the funds going to MichCon customers.

     Depreciation and depletion increased in all 1994 periods due mainly to higher property balances, reflecting capital expenditures of $270.1 million over the past two calendar years, as well as higher depreciation rates that were implemented in January 1994.

     Property and other taxes remained stable for the 1994 quarter and increased slightly for the 1994 nine-and twelve-month periods. Property and other taxes in the 1994 quarter were affected by recently enacted Michigan legislation which lowered property taxes. Despite lower enacted tax rates, property and other taxes for the 1994 nine-and twelve-month periods increased, reflecting higher property balances and higher Michigan single business taxes due to increased earnings. Although the tax reduction will result in lower property taxes in future years, it is not expected to significantly affect earnings as the MPSC has approved the acceleration of amortization of the deferred 1993 postretirement costs to offset these tax savings (Note 4).

EQUITY IN EARNINGS OF JOINT VENTURES

     Earnings from joint ventures increased in the 1994 twelve-month period due to earnings from the Blue Lake gas storage project which began operations in April 1993. MCN's 50% interest in the Blue Lake project is owned equally by its utility and nonutility businesses.

OTHER INCOME & DEDUCTIONS

     Interest income decreased in the 1994 twelve-month period due to interest recorded in the 1993 twelve-month period from a refund of windfall profit taxes and an interest adjustment on MichCon's energy assistance programs.

     Other income and deductions for the 1994 twelve-month period reflects higher charitable contributions and the write-off of certain assets.

INCOME TAXES

     Income taxes decreased in the 1994 quarter due to the greater loss experienced and increased in the 1994 nine-and twelve-month periods due to improved earnings. Income taxes for the 1994 twelve-month period were impacted by the August 1993 enactment of The Omnibus Budget Reconciliation Act which increased the federal corporate tax rate to 35%, effective January 1993.

NONUTILITY SERVICES

     NONUTILITY EARNINGS INCREASE OVER 110% -- MCN's nonutility businesses continued their growth, contributing over 20% to MCN's total net income for the 1994 nine-and twelve-month periods. Earnings increased $2.1 million ($.04 per share) for the 1994 quarter, and $9.4 million ($.16 per share) and $14.0 million ($.24 per share) for the 1994 nine-and twelve-month periods, respectively. Higher earnings from the

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

gas services' segment fueled the significant growth in nonutility earnings. Additionally, computer operations services contributed to the nine-and twelve-month improvements.

                                                   QUARTER            9 MONTHS           12 MONTHS
                                               ---------------    ----------------    ----------------
                                                1994     1993      1994      1993      1994      1993
                                               ------    -----    ------    ------    ------    ------
NONUTILITY OPERATIONS (in Millions)
Operating Revenues*
  Gas Services..............................   $ 77.5    $55.8    $265.2    $217.5    $349.2    $301.2
  Computer Operations Services..............     23.2     20.2      63.2      54.3      83.3      71.6
                                               ------    -----    ------    ------    ------    ------
                                                100.7     76.0     328.4     271.8     432.5     372.8
                                               ------    -----    ------    ------    ------    ------
Operating Expenses*
  Gas Services..............................     72.3     52.6     248.3     211.7     321.2     290.2
  Computer Operations Services..............     21.5     18.3      58.7      51.2      76.7      67.7
  Corporate & Other.........................      2.1      2.0       6.1       4.5       7.5       5.3
                                               ------    -----    ------    ------    ------    ------
                                                 95.9     72.9     313.1     267.4     405.4     363.2
                                               ------    -----    ------    ------    ------    ------
Operating Income (Loss)
  Gas Services
     Gas Marketing & Cogeneration...........      (.2)      .4       4.2       (.9)     10.9       1.5
     Gas Gathering & Processing.............      1.8      1.9       5.9       5.9       9.0       8.7
     Exploration & Production...............      3.6       .9       6.8        .8       8.1        .8
                                               ------    -----    ------    ------    ------    ------
                                                  5.2      3.2      16.9       5.8      28.0      11.0
  Computer Operations Services..............      1.7      1.9       4.5       3.1       6.6       3.9
  Corporate & Other.........................     (2.1)    (2.0)     (6.1)     (4.5)     (7.5)     (5.3)
                                               ------    -----    ------    ------    ------    ------
                                                  4.8      3.1      15.3       4.4      27.1       9.6
                                               ------    -----    ------    ------    ------    ------
Equity in Earnings of Joint Ventures........      1.6      2.1       3.9       5.3       4.5       4.9
                                               ------    -----    ------    ------    ------    ------
Other Income and (Deductions)*
  Interest Income...........................       .8       .3       2.0       1.1       2.3       1.6
  Interest Expense..........................     (3.7)    (1.6)     (8.2)     (3.4)    (10.1)     (4.5)
  Minority Interest.........................      (.7)     (.7)     (2.2)     (2.3)     (3.2)     (3.3)
  Other.....................................      (.2)      --       (.3)      (.1)      (.3)       --
                                               ------    -----    ------    ------    ------    ------
                                                 (3.8)    (2.0)     (8.7)     (4.7)    (11.3)     (6.2)
                                               ------    -----    ------    ------    ------    ------
Income (Loss) Before Income Taxes...........      2.6      3.2      10.5       5.0      20.3       8.3
                                               ------    -----    ------    ------    ------    ------
Income Tax Provision (Benefit)
  Current and deferred provision............      1.0      2.1       4.0       3.0       7.9       3.6
  Federal gas production tax credits........     (2.3)     (.7)     (5.8)      (.9)     (7.2)      (.9)
                                               ------    -----    ------    ------    ------    ------
                                                 (1.3)     1.4      (1.8)      2.1        .7       2.7
                                               ------    -----    ------    ------    ------    ------
Net Income..................................   $  3.9    $ 1.8    $ 12.3    $  2.9    $ 19.6    $  5.6
                                               ======    =====    ======    ======    ======    ======

*Includes intercompany transactions

GAS SERVICES

     OPERATING INCOME INCREASES 63% -- Gas services' increase in operating income of $2.0 million, $11.1 million and $17.0 million for the 1994 quarter, nine-and twelve-month periods, respectively, reflects primarily higher earnings from the new gas exploration & production activities which began production in early 1993.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

The improvements in the nine-and twelve-month periods were also due to contributions from the gas marketing & cogeneration business.

                                                     QUARTER          9 MONTHS            12 MONTHS
                                                  -------------    ---------------     ---------------
                                                  1994     1993    1994      1993      1994      1993
                                                  ----     ----    -----     -----     -----     -----
NONUTILITY GAS STATISTICS (in Bcf)
  Gas Sales....................................   35.3     22.1    109.0      90.0     141.9     123.4
  Transportation...............................    4.4      5.6     14.8      16.5      20.1      22.5
                                                  ----     ----    -----     -----     -----     -----
                                                  39.7     27.7    123.8     106.5     162.0     145.9
                                                  ====     ====    =====     =====     =====     =====
  Company Production...........................    4.8       .7     10.9       1.0      12.2       1.0
                                                  ====     ====    =====     =====     =====     =====

     Gas marketing & cogeneration operating results decreased $.6 million in the 1994 quarter, but increased by $5.1 million and $9.4 million for the 1994 nine- and twelve-month periods, respectively. The decrease in the current quarter, in spite of higher gas sales volumes, is due primarily to higher costs associated with increased storage and transportation capacity. The increased storage and transportation costs have been incurred to support the anticipated higher level of gas sales during the upcoming peak winter period.

     The substantial increase in operating income for the 1994 nine-and twelve-month periods was due to improved gross margins on a higher level of gas sales. Additionally, the earnings comparison was affected by reduced gross margins in 1993 as a result of an increase in spot market gas costs during the first half of 1993.

     MCN PARTNERSHIP BREAKS GROUND ON COGENERATION PLANT -- During the 1994 quarter, MCN and Destec Energy broke ground on a 123-megawatt cogeneration plant in Ludington, Michigan. The equal partnership will build, own and operate the $150 million cogeneration facility. The plant, which is expected to be completed in late 1995, will provide electricity to Consumers Power Company and steam to Dow Chemical. MCN's gas marketing and cogeneration business will supply the nine Bcf of natural gas needed to fuel the plant annually.

     Gas gathering & processing operating income remained relatively unchanged for all 1994 periods in spite of a decline in transportation volumes. The declines were primarily due to lower gas production from fields currently utilizing MCN's Saginaw Bay pipeline system. A reduction in operating costs offset the effect of the decline in transportation volumes.

     MCN EXPANDS ITS TRANSPORTATION NETWORK -- In response to an increase in Michigan Antrim gas production, MCN is partnering with others to meet this growing demand. Specifically, MCN is both constructing and acquiring pipeline extensions and processing plants which will interconnect with MCN's existing utility and nonutility pipeline systems. Certain facilities, which are expected to be operational by early 1995, have the capability of increasing gas deliveries by more than 30 Bcf per year.

     Exploration & production operating income increased $2.7 million for the 1994 quarter, and $6.0 and $7.3 million for the nine-and twelve-month periods, respectively. The increases are due to the start-up of production in early 1993 as well as production from newly acquired properties and the development of other new projects. Additionally, exploration & production operations have lowered nonutility income taxes through the generation of federal gas production tax credits during the 1994 periods.

     MCN ACQUIRES NATURAL GAS RESERVES -- MCN has made significant investments in natural gas reserves during the 1994 nine-month period. In the 1994 second quarter, MCN acquired interests in approximately 150 gas wells located in the Anadarko basin of western Oklahoma. MCN's share of these properties includes approximately 50 Bcf of proven gas reserves, 20 Bcf of potential gas reserves and 3 Bcf equivalent of oil reserves.

     From the establishment of the exploration & development program in 1992 through September 1994, MCN has invested over $200 million in exploration & production projects. As of September 30, 1994, MCN

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

owned approximately 250 Bcf of proven gas reserves, 40 Bcf of potential gas reserves and 3 Bcf equivalent of oil reserves.

     In October 1994, MCN acquired interests in approximately 650 gas wells located primarily in Oklahoma, Kansas and Texas. MCN's share of these properties includes approximately 26 Bcf of proven gas reserves, 19 Bcf of potential gas reserves and 6 Bcf equivalent of oil reserves.

COMPUTER OPERATIONS SERVICES

     OPERATING INCOME DOWN SLIGHTLY -- Operating income decreased $.2 million for the 1994 quarter but still increased $1.4 million and $2.7 million for the nine-and twelve-month periods. The lower income for the 1994 quarter resulted primarily from expenses incurred related to the start-up of certain new customer contracts. The improvement in operating income for the nine-and twelve-month periods reflects higher operating revenues and improved margins from new business added throughout 1993-1994 and from increased usage by existing customers.

     MCN SIGNS MAJOR CONTRACTS WITH NEW CUSTOMERS -- During the 1994 third quarter, MCN's computer services business was selected as the "vendor of choice" in a major outsourcing contract with Royal Insurance Company. As part of signing this new contract, MCN's computer services business has leased Royal Insurance's 48,000 square foot data center in Charlotte, North Carolina. This is MCN's third data center and, combined with MCN's other facilities in Michigan and Pennsylvania, has given MCN the ability to capture additional markets.

     Revenues from the Royal Insurance contract, coupled with revenues from other new business added during 1994 and late 1993, have allowed MCN's computer services business to establish a customer base that generates over $100 million in annual revenues.

CORPORATE & OTHER

     All 1994 periods reflect increased expenses associated with the development of new nonutility projects.

EQUITY IN EARNINGS OF JOINT VENTURES

     The decrease in gas storage earnings for the 1994 quarter and nine-month period was due to higher operating expenses of the Blue Lake storage project. The increased loss for the current twelve-month period in other joint ventures was due to a reserve for the write-off of assets related to the natural gas torch business.

                                                    QUARTER           9 MONTHS            12 MONTHS
                                                 -------------     ---------------     ---------------
                                                 1994     1993     1994      1993      1994      1993
                                                 ----     ----     -----     -----     -----     -----
NONUTILITY EQUITY IN EARNINGS OF JOINT
  VENTURES
 (in Millions)
  Gas Storage.................................   $1.3     $2.1     $ 3.8     $ 5.0     $ 4.9     $ 4.9
  Gas Marketing & Cogeneration................    (.1)     (.3)     (1.0)     (1.1)     (1.3)     (1.5)
  Gas Gathering & Processing..................     .4       .4       1.4       1.6       1.9       1.7
  Other.......................................     --      (.1)      (.3)      (.2)     (1.0)      (.2)
                                                 ----     ----     -----     -----     -----     -----
                                                 $1.6     $2.1     $ 3.9     $ 5.3     $ 4.5     $ 4.9
                                                 ====     ====     =====     =====     =====     =====

OTHER INCOME & DEDUCTIONS

     All 1994 periods reflect higher interest costs on long-term debt due to increased borrowings required to finance nonutility capital investments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

INCOME TAXES

     Income taxes for the 1994 quarter, nine-and twelve-month periods were favorably impacted by $2.3 million, $5.8 million and $7.2 million, respectively, of federal gas production tax credits related to gas production projects. This impact was offset partially by improved earnings in all 1994 periods. Income taxes for the twelve-month period were also affected by the August 1993 enactment of The Omnibus Budget Reconciliation Act which increased the federal corporate tax rate to 35%, effective January 1993.

CAPITAL RESOURCES AND LIQUIDITY

OPERATING ACTIVITIES

     CASH FLOW ROSE 160% -- MCN's cash flow from operating activities during the first nine months of 1994 increased $124.4 million over the comparable 1993 period. The increase was due primarily to significantly lower working capital requirements.

                                                                                 9 MONTHS
                                                                            ------------------
                                                                             1994        1993
                                                                            ------      ------
CASH FLOW FROM OPERATING ACTIVITIES (in Millions)
  Utility Services.......................................................   $ 90.3      $ 95.7
  Nonutility Services....................................................     27.6        13.0
                                                                            ------      ------
                                                                             117.9       108.7
  Changes in Assets and Liabilities......................................     83.6       (31.6)
                                                                            ------      ------
  Cash Flow from Operating Activities....................................   $201.5      $ 77.1
                                                                            ======      ======

FINANCING ACTIVITIES

     To meet current and future capital requirements, MCN filed a universal shelf registration with the Securities and Exchange Commission (SEC) for the issuance of up to $300 million of securities, including preferred and common equity and debt securities. The shelf registration became effective in October 1994. Under this registration, MCN, through a limited partnership, issued $100 million of cumulative preferred securities in November 1994 (Note 1b). The preferred securities were rated BBB+ by three major rating agencies and Baa2 by the other. The proceeds received from this issuance will be used for nonutility capital investments, repayment of loans under bank credit agreements and general corporate purposes.

     During the first half of 1995, MCN anticipates issuing new common stock under this shelf registration to partially finance 1995 capital investments that are expected to be approximately $600 million.

     MCN issues new shares of common stock pursuant to its Dividend Reinvestment and Stock Purchase Plan and various employee benefit plans. During 1994, MCN anticipates the issuance of new shares of common stock pursuant to these plans, generating approximately $15 million. During the first nine months of 1994, MCN issued approximately 310,000 shares, generating $11.3 million.

Utility Services

     During the latter part of the year, cash and temporary cash investments decrease as funds are used to finance increases in gas inventories and customer accounts receivable. Short-term debt is normally reduced in the first part of each year as gas inventories are depleted and funds are received from winter heating sales. During the 1994 nine-month period, MichCon repaid $169.9 million of short-term debt, including commercial paper. To meet its seasonal short-term borrowing needs, MichCon normally issues commercial paper which is backed by credit lines with several banks. MichCon has established credit lines of up to $250 million through March 1995 which decrease to $109 million through August 1995. Commercial paper of $65.3 million was outstanding at September 30, 1994 under these lines.

     In July 1994, MichCon began a Trust Demand Note program which allows MichCon to borrow up to $25 million through April 1995. At September 30, 1994, borrowings of $25 million were outstanding under this note.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONCLUDED)

     In September 1994, MichCon issued first mortgage bonds totaling $80 million under its existing shelf registration. The proceeds were used to repay short-term obligations and for general corporate purposes. MichCon's shelf registrations allow for the issuance of up to an additional $30 million of first mortgage bonds. MichCon's capital requirements and general financial market conditions will affect the timing and amount of future debt issuances. Future long-term debt offerings are expected to carry MichCon's current debt rating of "A", which was reaffirmed by the major rating agencies in the 1994 quarter.

Nonutility Services

     In August and September 1994, MCN Investment renewed its short-term credit lines that allow for borrowings of up to $70 million through August 1995 at interest rates which are generally less than the prevailing prime rate. At September 30, 1994 borrowings of $29.9 million were outstanding under these lines of credit.

     MCN and MCN Investment maintain a joint unsecured revolving credit facility. In July 1994, MCN and MCN Investment renegotiated the terms of the facility to allow for borrowings of up to $250 million and to extend the expiration date of the facility through August 1997. Outstanding advances are subject to interest at fixed or certain alternative variable rates at MCN's option. As of September 30, 1994, borrowings of $206.7 million were outstanding under the facility.

INVESTING ACTIVITIES

     CAPITAL INVESTMENTS IN 1994 TO EXCEED $400 MILLION -- Capital investments totaled $217.4 million in the first nine months of 1994 and included approximately $110 million of capital expenditures for nonutility gas exploration & production projects. The 1993 amounts included expenditures for the Blue Lake Gas storage project which began operations in April 1993.

                                                                                   9 MONTHS
                                                                               ----------------
                                                                                1994      1993
                                                                               ------    ------
CAPITAL INVESTMENTS (in Millions)
Consolidated Capital Expenditures:
  Utility Services..........................................................   $ 92.7    $101.5
  Nonutility Services.......................................................    121.0      44.6
                                                                               ------    ------
                                                                                213.7     146.1
                                                                               ------    ------
MCN's Share of Joint Venture Capital Expenditures:
  Gas Storage...............................................................      1.5      28.8
  Other.....................................................................      2.4       2.5
                                                                               ------    ------
                                                                                  3.9      31.3
                                                                               ------    ------
Minority Partners' Share of Consolidated Capital Expenditures...............      (.2)       --
                                                                               ------    ------
Total Capital Investments...................................................   $217.4    $177.4
                                                                               ======    ======

     Capital investments for 1994 are anticipated to exceed $400 million. These investments will be used for opportunities in the utility business and other projects that build upon management's expertise, such as gas exploration & production, gas gathering lines, underground storage projects and natural gas cogeneration facilities. Approximately $150 million will be used for the utility business and over $250 million for the nonutility businesses.

     The proposed level of investments in 1994 and future years will increase capital requirements materially in excess of internally generated funds and require the issuance of additional debt and equity securities. It is management's opinion that MCN and its subsidiaries will have sufficient capital resources, both internal and external, to meet anticipated capital requirements.

                          PART II -- OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (B) REPORTS ON FORM 8-K

          MCN filed a report on Form 8-K dated October 21, 1994, under Item 5, with respect to the reporting of its third quarter results of operations.

          MCN filed a report on Form 8-K dated October 26, 1994, under Item 5, with respect to the offering by MCN Michigan of its 9 3/8% Cumulative Preferred Securities, Series A, (liquidation preference $25 per Preferred Security) (the "Preferred Securities"). MCN is the general partner of MCN Michigan. A Form of Purchase Agreement was filed as an Exhibit thereto.

          MCN filed an additional report on Form 8-K dated October 26, 1994, under Item 5, with respect to the offering of the Preferred Securities by MCN Michigan. The following documents were filed as Exhibits thereto:

             - Amended and Restated Limited Partnership Agreement of MCN
               Michigan Limited Partnership.

             - Action by the General Partner of MCN Michigan Limited Partnership
               creating the 9 3/8% Cumulative Preferred Securities, Series A, dated October 26, 1994.

             - Form of Certificate Evidencing Preferred Partner Interest of MCN
               Michigan Limited Partnership.

             - MCN Corporation Board of Directors' Pricing Committee Resolution
               establishing the price, terms and conditions of the Debt Securities.

             - Terms and Conditions of Series A Subordinated Deferrable Interest
               Debt Securities.

             - Form of MCN Corporation Series A Subordinated Deferrable Interest
               Debt Security for $100,000,000.

             - Form of MCN Corporation Series A Subordinated Deferrable Interest
               Debt Security for $1,100,000.

             - Form of the Series A Subordinated Deferrable Interest Debt
               Security to be issued in the event that MCN Michigan ceases to be the sole holder.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             MCN CORPORATION

Date: November 4, 1994                       By:      /s/  PATRICK ZURLINDEN
                                                       Patrick Zurlinden
                                                  Vice President, Controller
                                                 and Chief Accounting Officer