Form 10-K405
period 1994-12-31
MCN CORP
filed 1995-02-28
CIK 837579

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           -------------------------

                                   FORM 10-K
(MARK ONE)
/X/              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994, OR

/ /            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO                     TO
                                  -------------------    -------------------

COMMISSION FILE NUMBER 1-10070

                                MCN CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   MICHIGAN                                     38-2820658
       (State or other jurisdiction of                       (I.R.S. Employer
        incorporation or organization)                     Identification No.)
    500 GRISWOLD STREET, DETROIT, MICHIGAN                        48226
   (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code 313-256-5500

Securities registered pursuant to Section 12(b) of the Act:

                                                          NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                           ON WHICH REGISTERED
             -------------------                          ---------------------
Common Stock, $.01 Par Value Per Share                   New York Stock Exchange
9 3/8% Cumulative Preferred Securities, Series A*        New York Stock Exchange

- ---------------
* Issued by MCN Michigan Limited Partnership and the payments of dividends and payments on liquidation or redemption are guaranteed by MCN Corporation.

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

Yes   X         No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. /X/

     The aggregate market value of MCN Corporation Common Stock, $.01 par value per share, held by non-affiliates as of February 21, 1995 was $1.085 billion based on 59,862,363 outstanding shares and the closing price on that day (New York Stock Exchange Composite Transactions).

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of MCN's 1994 Annual Report to Shareholders are incorporated by reference in Part II, Items 5, 6, 7 and 8 and portions of MCN's March 1995 definitive Proxy Statement are incorporated by reference in Part III, Items 10, 11, 12 and 13.
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                            KEY TO ABBREVIATED TERMS

ANG..................................   Adsorbed Natural Gas; a technology which uses an
                                        adsorbent material to store natural gas in tanks or
                                        containers at considerably lower pressures (300 to
                                        500 pounds per square inch) than traditional methods
                                        of natural gas storage, such as compressed natural
                                        gas.
Antrim Gas...........................   Natural gas produced from shallow wells in the
                                        Devonian (Antrim) shale formations.
Base Pressure........................   Pressure at which measurements of a volume of gas are
                                        measured. MCN's common base pressure is 14.65 pound
                                        per square inch absolute.
Bcf..................................   One billion cubic feet, which is a unit of
                                        measurement of gas volume. 1 Bcf = 1,000 MMcf.
BTU..................................   British Thermal Unit; the amount of heat required to
                                        raise the temperature of one pound of water one
                                        degree Fahrenheit. One cubic foot of natural gas
                                        contains approximately 1,000 BTUs.
Capital Investments..................   MCN's consolidated capital expenditures plus
                                        acquisitions and MCN's share of capital expenditures
                                        of joint ventures, less the minority partners' share
                                        of consolidated capital expenditures.
Citizens.............................   Citizens Gas Fuel Company; a wholly-owned natural gas
                                        distribution subsidiary of MCN Corporation.
CNG..................................   Compressed Natural Gas; natural gas typically
                                        pressurized at 2,400 to 3,000 pounds per square inch
                                        for use in cars and other vehicles.
CoEnergy Trading Company.............   A wholly-owned gas marketing subsidiary of MCN
                                        Investment.
Cogeneration.........................   The production of two forms of energy, usually steam
                                        and electricity, from a single fuel source such as
                                        natural gas.
Degree Days..........................   A measure of the coldness of the weather based on how
                                        much the average daily temperature is below 65
                                        degrees Fahrenheit.
Diversified Services.................   MCN's exploration and production, gas marketing,
                                        cogeneration, gas storage, gas gathering and
                                        processing, and computer operations services
                                        businesses.
End User Transportation..............   A gas delivery service provided to large-volume
                                        commercial and industrial customers who purchase
                                        natural gas directly from producers or brokerage
                                        companies for the customers own use.
FERC.................................   Federal Energy Regulatory Commission; a federal
                                        agency that determines the rates and regulations of
                                        interstate pipelines.
Gas Gathering........................   The process of collecting natural gas from gas wells
                                        and then transporting the gas through pipelines to
                                        processing plants or major pipelines.
Gas Processing.......................   The removal of various components from natural gas to
                                        meet market quality standards.

                      KEY TO ABBREVIATED TERMS (CONCLUDED)

Gas Storage..........................   The process of injecting and withdrawing natural gas
                                        from a depleted underground natural gas field or salt
                                        cavern.
GCR..................................   Gas Cost Recovery; a process by which MichCon,
                                        through annual gas cost proceedings before the
                                        Michigan Public Service Commission, can recover the
                                        prudent and reasonable cost of gas sold.
The Genix Group......................   The wholly-owned subsidiary of MCN Investment
                                        Corporation providing computer and related
                                        outsourcing services.
Intermediate Transportation..........   A gas delivery service provided to gas producers, gas
                                        brokers and other gas companies that own the natural
                                        gas, but are not the ultimate consumers.
Mcf..................................   One thousand cubic feet, which is a unit of
                                        measurement of gas volume.
MCN..................................   MCN Corporation and its subsidiaries.
MCN Investment.......................   MCN Investment Corporation, a wholly-owned subsidiary
                                        of MCN Corporation and the holding company for MCN's
                                        Diversified Services subsidiaries.
MichCon..............................   Michigan Consolidated Gas Company; a wholly-owned
                                        natural gas distribution and intrastate transmission
                                        subsidiary of MCN Corporation.
Minority Interest....................   The minority partners' share of a project, such as
                                        the Saginaw Bay project.
MMcf.................................   One million cubic feet, which is a unit of
                                        measurement of gas volume. 1 MMcf = 1,000 Mcf.
MPSC.................................   Michigan Public Service Commission; the regulator of
                                        intrastate aspects of the natural gas industry within
                                        the State of Michigan.
Normal Weather.......................   The average daily temperature within MCN's Gas
                                        Distribution service area during a recent 30-year
                                        period, as measured and published by the National
                                        Weather Service.
Order No. 636........................   An order issued in 1992 by the FERC, and subsequent
                                        related orders, which require interstate pipeline
                                        companies to separate or unbundle their various
                                        pipeline services.
Peer Group...........................   15 comparable companies: Atlanta Gas Light, Brooklyn
                                        Union, CMS Energy, Columbia Gas, Consolidated Natural
                                        Gas, Detroit Edison, Equitable Resources, Laclede
                                        Gas, National Fuel Gas, NICOR, NorAm Energy Corp.,
                                        Peoples Energy, Southwest Gas, Washington Gas Light
                                        and WICOR.
Saginaw Bay..........................   Saginaw Bay Pipeline Company and Saginaw Bay Lateral
                                        Company; wholly-owned gas gathering subsidiaries of
                                        MCN Investment.
Spot Market..........................   Buying and selling natural gas on a short-term basis,
                                        typically monthly.
Transition Costs.....................   Costs incurred by interstate pipeline companies under
                                        FERC Order No. 636 to reduce or eliminate gas supply
                                        related obligations.

                               TABLE OF CONTENTS

                                                                                            PAGE
    CONTENTS                                                                                NUMBER
- ----------------                                                                            ---
Part I
  Item 1.          Business............................................................       1
  Item 2.          Properties..........................................................      14
  Item 3.          Legal Proceedings...................................................      16
  Item 4.          Submission of Matters to a Vote of Security Holders.................      17
  Executive Officers of the Registrant.................................................      18
Part II
  Item 5.          Market for Registrant's Common Equity and Related Stockholder
                   Matters.............................................................      19
  Item 6.          Selected Financial Data.............................................      19
  Item 7.          Management's Discussion and Analysis of Financial Condition and
                   Results of Operations...............................................      19
  Item 8.          Financial Statements and Supplementary Data.........................      19
  Item 9.          Changes in and Disagreements with Accountants on Accounting and
                   Financial Disclosure................................................      19
Part III
  Item 10.         Directors and Executive Officers of the Registrant..................      20
  Compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended.....      20
  Item 11.         Executive Compensation..............................................      20
  Item 12.         Security Ownership of Certain Beneficial Owners and Management......      20
  Item 13.         Certain Relationships and Related Transactions......................      20
Part IV
  Item 14.         Exhibits, Financial Statement Schedule, and Reports on Form 8-K.....      21
Signatures.............................................................................      26

                                     PART I

ITEM I. BUSINESS

     MCN Corporation (MCN) is a diversified natural gas holding company. Its principal operating subsidiaries are Michigan Consolidated Gas Company (MichCon), a natural gas distribution and intrastate transmission company, and MCN Investment Corporation, (MCN Investment) a holding company with subsidiaries involved in exploration and production, gas marketing, cogeneration, gas storage, gas gathering and processing and computer operations services. MCN, a Michigan corporation organized in 1988, is exempt from most provisions of the Public Utilities Holding Company Act of 1935. The operating revenues, operating income, and identifiable assets of MCN's business segments are included in the financial statements, incorporated by reference in Item 8, "Financial Statements and Supplementary Data" on page 19. At December 31, 1994, MCN and its subsidiaries had 3,889 employees.

                               BUSINESS SEGMENTS

     MCN's major business segments are Gas Distribution and, within the Diversified Services group, Gas Services and Computer Operations Services. Gas Technology includes MichCon's and MCN Investment's research and development programs.

GAS DISTRIBUTION operates the largest natural gas distribution and intrastate transmission system in Michigan and one of the largest in the United States. This segment includes the following companies:

     MichCon -- A Michigan corporation organized in 1898 that, with its predecessors, has been in business for nearly 150 years. MichCon is a public utility, engaged in the distribution and transmission of natural gas in the State of Michigan serving over 1.1 million residential, commercial and industrial customers.

     Citizens -- A Michigan corporation organized in 1951 that, with its predecessors, has been in business for more than 135 years. Citizens is a gas utility that conducts all of its business in the State of Michigan serving 13,000 residential, commercial and industrial customers.

GAS SERVICES is an integrated energy group with investments in: Gas Marketing and Cogeneration, Exploration and Production, Gas Gathering and Processing and Gas Storage.

COMPUTER OPERATIONS SERVICES has data centers in three states and is one of the top ten computer operations management businesses in the United States. The Genix Group provides computer management, data processing and related services to more than 100 corporate clients.

GAS TECHNOLOGY researches and develops innovative applications for natural gas pressurized combustion technologies under MCN Investment and for adsorbed natural gas (ANG) technology through MichCon.

                                GAS DISTRIBUTION

GAS MARKETING AND TRANSPORTATION

     Gas Distribution serves customers in the Detroit, Grand Rapids, Ann Arbor, Traverse City, Muskegon and Adrian metropolitan areas and in various other communities throughout the State of Michigan. The following services are provided by Gas Distribution:

     - Gas Sales -- Includes the marketing and delivery of natural gas to residential, commercial and industrial customers.

     - End User Transportation -- Through this service, large volume customers that purchase gas directly from producers or marketers utilize the company's gas distribution network to transport the gas to their facilities.

     - Intermediate Transportation -- Through this service, Gas Distribution provides transportation service to pipelines, gas marketers, Michigan producers and other local distribution companies in the United States and Canada that own the natural gas, but are not the ultimate consumer.

     The following table sets forth revenues earned through gas sales, end user transportation, intermediate transportation and other revenues for the years 1992-1994.

Gas Distribution -- Revenues (In millions of dollars)
- --------------------------------------------------------------------------------

                                                                 1994         1993         1992
                                                               --------     --------     --------
  Gas Sales..................................................  $  968.7     $  983.1     $  969.2
  End User Transportation....................................      76.5         71.7         70.2
  Intermediate Transportation................................      28.7         19.6         17.8
                                                               --------     --------     --------
     Total Sales and Transportation..........................   1,073.9      1,074.4      1,057.2
                                                               --------     --------     --------
  Conservation Programs, Storage Service and other...........      52.2         54.9        103.3
                                                               --------     --------     --------
     Total Operating Revenues................................  $1,126.1     $1,129.3     $1,160.5
                                                                =======      =======      =======

     The following table sets forth Gas Distribution's gas sales and transportation delivery volumes for the years 1992-1994.

Gas Distribution -- Markets (Bcf)
- --------------------------------------------------------------------------------

                                                                      1994      1993      1992
                                                                      -----     -----     -----
  Gas Sales.........................................................  204.4     205.4     203.1
  End User Transportation...........................................  140.0     128.6     129.7
  Intermediate Transportation.......................................  303.6     281.1     184.0
                                                                      -----     -----     -----
     Total Sales and Transportation.................................  648.0     615.1     516.8
                                                                      =====     =====     =====

NOTE: Gas sales and intermediate transportation volumes include intercompany transactions.

     Effect of Weather: Gas Distribution's sales and end user transportation volumes, revenues and net income are impacted by the weather. Given the seasonal nature of the business, revenues and net income tend to be higher in the first and fourth quarters of the calendar year. Warmer than normal weather in the last three years caused total sales and transportation volumes to be lower by 4.4 Bcf in 1994, 4.3 Bcf in 1993 and 10.2 Bcf in 1992. As a result, weather reduced net income by $4.0 million in 1994, $3.7 million in 1993 and $8.7 million in 1992.

     GAS SALES: This market represents 31% of total deliveries and produced 81% of Gas Distribution's gross profit margin from sales and transportation services. The average margin per Mcf from gas sales in 1994 was

$2.11. Lower consumption per customer, primarily related to the installation of more energy efficient equipment, offset sales to new customers.

     Competition in the gas sales market from alternative energy is minimal, coming primarily from sources such as electricity, propane, and to a lesser degree, oil and wood. Natural gas continues to be the preferred fuel for Michigan residences and businesses. Once the switch to natural gas is made, the customer rarely switches back to the alternate fuel. Nearly every residential and commercial developer in Gas Distribution's service territories selects natural gas in new construction because of the convenience, cleanliness and price advantage of natural gas compared to propane, fuel oil and other alternative fuels. Service and price are the primary factors affecting this market.

     The Gas Distribution business continues to take steps to remain competitive, including broadening the scope of services provided. For example, MichCon offers the financing of distribution lines and gas appliances to encourage potential customers to switch to natural gas. The Gas Distribution business also continues its commitment to maintain low gas costs. During 1994, it's annual average cost of gas rate of $2.66 per Mcf was the lowest level since 1980, meeting its objective of being in the lowest quartile for costs of gas in Michigan as well as neighboring states. In addition, the Gas Distribution business is continuously striving to reduce the cost of operating the business. In 1994, MichCon aligned its operations along core business processes to make the company more efficient, competitive and customer focused.

     The Gas Distribution business has an Area Expansion Program (AEP) in place to meet demand for natural gas in areas currently not served. The program is primarily directed toward the residential and small commercial markets. By financing the cost of conversion, this program makes it easier for users of other fuels, primarily propane and fuel oil, to use natural gas for space heat and other appliances. The AEP has contributed to the 12,559, 11,821 and 5,373 net increases in customers in 1994, 1993 and 1992, respectively. In 1994, 23 new areas of Michigan were served by MichCon, bringing to 100 the total number of new areas added since 1984. From time to time in reaching new areas, Gas Distribution will request a franchise in competition with others wanting to serve the area.

     END USER TRANSPORTATION: In 1994, this market accounted for 22% of total gas deliveries and produced 14% of Gas Distribution's gross profit margin from sales and transportation services. The average revenue per Mcf from end user transportation in 1994 was $.55. End user transportation deliveries increased in 1994 due to a higher level of usage by large-volume commercial and industrial customers driven by improved business activity in Michigan. The addition of new customers also contributed to the increased deliveries.

     At December 31, 1994, Gas Distribution had end user transportation agreements representing annual volumes of 133 Bcf. Approximately 75% of these volumes are under contracts that extend to 1996 or beyond and include virtually all of the large and most price competitive customers. The contracts for the remaining volumes are typically one-year contracts that expire at various times during 1995 and relate to a large number of low volume users with relatively low price sensitivity. Negotiations have commenced with customers whose contracts expire in 1995.

     Through technical and financial assistance, customers have been encouraged to increase the use of natural gas in their industrial and commercial facilities. Gas-fueled cogeneration and air conditioning have been two expanding markets for natural gas. In 1994, these markets accounted for approximately 16 Bcf of gas deliveries. Air compressors and other small engines in certain commercial applications also provide possibilities for conversion to natural gas-powered equipment. The efficiencies and price competitiveness of natural gas can significantly reduce operating costs for customers, even though a higher initial outlay may be required.

     The primary focus of competition in this market is total cost of fuel. While some large commercial and industrial customers have the capability to switch to alternative fuel sources including coal, electricity, oil and steam, the vast majority of these customers are under long-term contracts. In addition, some of these customers could bypass Gas Distribution's system and obtain service directly from a pipeline company. However, cost differentials must be sufficient to offset the substantial investment costs and risk associated with fuel switching or bypass. Gas Distribution competes against alternative fuel sources by providing competitive pricing, reliability of supply through use of the company's extensive storage capacity and multiple supply sources. Almost all significant customers that are in proximity to pipeline facilities are under long-term contracts.

     In the past several years, MichCon has been successful in converting many customers' facilities to natural gas from alternative fuels and in retaining those customers after conversion. In 1994, approximately 28 Bcf of MichCon's transportation deliveries were to customers who displaced coal with natural gas.

     End user transportation will expand further in late 1995 with the completion of the Michigan Power Project. During the third quarter of 1994, MCN and Destec Energy began construction of a 123 megawatt cogeneration plant in Ludington, Michigan. MichCon will provide end user transportation of the natural gas needed to fuel the plant, approximately nine Bcf annually. A 12-mile pipeline extension, costing $15 million, is being constructed for this purpose.

     INTERMEDIATE TRANSPORTATION: This service accounts for 47% of total gas volumes, but, due to the lower rate charged for this service, represents only 5% of Gas Distribution's gross profit margin from sales and transportation services. The average revenue per Mcf from intermediate transportation in 1994 was $.09.

     Gas Distribution's extensive transmission pipeline system has enabled it to increase the volumes transported in 1994 and 1993 for Michigan gas producers, ANR Pipeline Company (ANR) and other shippers. Gas Distribution operates in a pivotal geographic location with links to major interstate pipelines that reach markets elsewhere in the Midwest, the eastern United States and eastern Canada. Transportation volumes increased due to the start-up of the Blue Lake gas storage project, in which MichCon began transporting gas for ANR under a firm, long-term contract. Profit margins on intermediate transportation services are considerably less than margins on gas sales or for end user transportation markets.

     There has been a significant increase in Michigan Antrim gas production over the past few years, resulting in a growing demand by gas producers and brokers for intermediate transportation services. Intermediate transportation deliveries have nearly tripled since 1991, and have resulted from time to time in capacity constraints on MichCon's northern Michigan pipeline system. MichCon currently has a proposal before the MPSC to construct facilities to expand transportation capacity. This proposal, as well as other competing proposals, are being reviewed by the MPSC and a decision is expected early in 1995. The cost of this project could be approximately $40 million over the 1995-1996 period. In addition, MCN's Diversified Services group will invest in new gas processing facilities related to the expansion.

     MichCon currently has a proposal before the MPSC to construct the Milford-Belle River Loop. This pipeline could be placed in service for the 1995-1996 heating season, and will enable the Gas Distribution business to expand its intermediate transportation services.

ENERGY ASSISTANCE AND CONSERVATION PROGRAMS

     Energy assistance programs funded by the federal government and the state of Michigan, including the Home Heating Credit for low-income customers and the Department of Social Services' (DSS) Heating Assistance Program, continue to be critical to MichCon's ability to control its uncollectible expenses. MichCon has historically obtained favorable regulatory treatment of its uncollectible costs, including those related to these energy assistance programs.

     The Low-Income Home Energy Assistance Program (LIHEAP) currently provides approximately $78 million in heating assistance to 385,000 Michigan households through the DSS, with approximately 40% of the funds going to MichCon's customers. Congress has approved $1.3 billion for the 1995 fiscal year, which is a reduction of $.1 billion. In November 1994, however, officials indicated that all federal programs, including LIHEAP, would be reviewed for cuts or elimination. MichCon is working to maintain this funding.

     MichCon also offers a number of energy conservation programs for its residential and commercial customers, the costs of which are recovered through customer charges and MPSC-approved surcharges on gas sales. The MPSC has consistently provided for recovery of program costs. In September 1994, MichCon filed a proposal with the MPSC in connection with a Demand Side Management Plan. This plan is a comprehensive and cost effective energy conservation plan that includes natural gas conservation programs with an emphasis on low income users, and other programs intended to reduce energy costs for all MichCon's customers, including incentives to promote the use of natural gas rather than other less efficient fuels. Over the three-year period ending June 30, 1998, the plan could generate a net annual reduction in natural gas demand of .4 Bcf, about 0.2% of MichCon's annual sales volume. If approved by the MPSC, MichCon would spend up to $26 million over the three-year period, which would be recovered through surcharges on gas sales. An MPSC order on the case is expected in late 1995.

GAS SUPPLY

     MichCon obtains its natural gas supply from various sources in different geographic areas under agreements that vary in both pricing and terms. This geographic and contractual diversity of supply ensures that MichCon will be able to meet the requirements of its present and future customers with reliable supplies of natural gas at competitive, market responsive prices. Citizens is currently served by two interstate pipelines, Panhandle Eastern Pipe Line Company (Panhandle) and ANR. Westside Pipeline Company (Westside), an affiliate intrastate pipeline company, connects ANR to Citizens' distribution system. Citizens has firm transportation contracts with ANR and Westside that provide daily quantities sufficient to meet the needs of Citizens' firm customers. Citizens purchases gas from suppliers who have firm transportation agreements with Panhandle. During 1994, Citizens' purchases were 83% from an affiliated company that had access to long-term supplies and 17% from other non-affiliated suppliers.

     One of MCN's objectives for its Gas Distribution businesses is to be in the lowest quartile for cost of gas in Michigan and neighboring states. As a result of efforts to lower cost of gas, including extensive contract renegotiations, increased use of spot market-priced purchases and the use of available storage, Gas Distribution's gas cost declined to $2.66 per Mcf in 1994, the lowest among a group of 22 utilities in Michigan and neighboring states. Gas Distribution's gas costs have decreased 34% in the last ten years.

     The following table summarizes Gas Distribution's gas supply purchases for the years 1992-1994.

Gas Distribution -- Gas Supply Purchases (Bcf)
- --------------------------------------------------------------------------------

                                                                     1994       1993       1992
                                                                     -----      -----      -----
  Michigan Producers..............................................    86.0       92.7      100.0
  Interstate Suppliers............................................    64.3       80.4       71.7
  Canadian Suppliers..............................................    29.4       15.4       12.1
  Spot Market.....................................................    37.2       13.1       17.9
                                                                     -----      -----      -----
                                                                     216.9      201.6      201.7
                                                                     =====      =====      =====

     Gas Distribution purchased 46% of its 1994 supply from producers in the southern and midcontinent regions of the United States, 40% from Michigan producers and 14% from Canadian producers. These supplies are complemented by 130 Bcf of working storage capacity from storage fields owned and operated in Michigan.

     The 1994 increase in volumes associated with Spot Market is due to the subsequent discontinuance of MichCon purchases of gas from ANR as a result of FERC Order No. 636, as discussed below.

     As a result of ANR's FERC Order No. 636 restructuring, its long-term relationship with MichCon changed significantly. MichCon no longer purchases natural gas supply directly from ANR, but instead utilizes ANR solely as a transporter of gas. MichCon purchases gas directly from producers and marketers with access to natural gas supplies in Texas, Oklahoma, Louisiana and Canada. Although MichCon had been purchasing gas directly from others during the last several years to supplement its purchases from ANR, effective November 1, 1993, MichCon completely eliminated its reliance on pipeline suppliers for the purchase of gas supply.

     FERC ORDER NO. 636: In 1992, FERC issued Order No. 636 which required interstate pipelines to separate their pipeline sales service into its various service components and to price each component separately. The order also permitted interstate pipelines to recover 100% of their prudently incurred transition costs including costs incurred by interstate pipelines to assign and/or renegotiate their gas supply related obligations.

     In November 1993, ANR, MichCon's primary interstate natural gas transporter, implemented its FERC Order No. 636 service restructuring. ANR discontinued its merchant function and modified its rates to reflect the Straight Fixed/Variable rate design (SFV) mandated by Order No. 636. Under SFV, pipelines recover fixed costs through monthly demand charges based upon capacity entitlement and recover only variable costs through volume-sensitive commodity charges. SFV significantly increases costs to many weather-sensitive local distribution companies who do not have on-system storage capacity. In contrast, through the use of its extensive underground storage facilities, MichCon has been able to lower its pipeline capacity entitlement thereby minimizing pipeline fixed charges.

     During 1994, ANR filed several requests for recovery of these transition costs, and MichCon accrued its portion totaling $5.4 million, of which $3.9 million is reflected in cost of gas. The MPSC has held that these transition costs are recoverable through the GCR mechanism, and therefore, an asset has been recorded for their future recovery. As periodic filings are made by ANR, MichCon will accrue its allocated portion. It is management's belief that these costs will have no effect on earnings.

     GENERAL SUPPLY: To ensure continuous, uninterrupted service to customers, MichCon has in place long-term firm transportation agreements with ANR and Great Lakes Gas Transmission Limited Partnership (Great Lakes). ANR is obligated to transport approximately 375 MMcf per day of supply for MichCon, while Great Lakes is obligated to transport 30 MMcf per day. These transportation contracts expire on various dates between 1999 and 2011.

     MichCon also has contracts with independent Michigan producers that expire on various dates through 2009. A portion of these contracts expire in 1995. MichCon has begun discussions with several producers concerning gas purchases after 1995. MichCon has reached agreement with the majority of its intrastate suppliers to limit the unit price of gas through 1995 to a price indexed to the natural gas spot market. This will ensure that the price of intrastate supplies remains competitive with the prices available on the interstate market.

     In 1993, Panhandle refunded to MichCon the costs of certain direct billings totaling $5.4 million plus interest of $4.4 million in compliance with a FERC order. During late 1994 and early 1995, the FERC issued rehearing orders permitting Panhandle to seek reimbursement of the $4.4 million in interest from MichCon. MichCon intends to contest Panhandle's claim in the appropriate courts. Should MichCon ultimately be unsuccessful in defeating Panhandle's claim, it is anticipated that these costs will be recoverable through the GCR mechanism. Accordingly, an asset has been recorded for their future recovery.

     At December 31, 1994, MichCon owned and operated five natural gas storage fields in Michigan with a working storage capacity of approximately 130 Bcf. MichCon uses its storage capacity to supplement its supply during the winter months, replacing the gas in April through October when demand is at its lowest. The use of this storage capacity also allows MichCon to lower its peak day entitlement, thereby reducing interstate pipeline costs. During 1994, MichCon's maximum one-day sendout exceeded 2.7 Bcf, of which approximately 70% came from its underground storage fields. MichCon sells a portion of its natural gas storage capacity to an affiliated company and third parties.

     In 1994, MichCon proposed the construction of the Milford-Belle River Loop. This 59-mile pipeline would parallel an existing portion of MichCon's pipeline which is the major link between MichCon's gas storage facilities and major markets in southeast Michigan. The proposed pipeline is estimated to cost $80 million and will provide backup and more reliable service during peak demand to customers in southeast Michigan as well as enable Gas Distribution to expand its intermediate transportation services. If regulatory approval is received this spring, this pipeline could be in service for the 1995-1996 heating season.

REGULATION AND RATES

     MichCon is subject to the jurisdiction of the MPSC as to various phases of its operations, including gas sales rates, service, accounting and the issuance of securities. Citizens rates are set by the Adrian Gas Rate

Commission, a municipal commission. Other various phases of its operations are subject to the jurisdiction of the MPSC. Both MichCon and Citizens are subject to the requirements of other regulatory agencies with respect to safety, the environment and health.

     Michigan offers an environment of progressive and reasonable rate regulation. This is reflected in the approval of flexible rates in the large volume transportation market, the recovery of postretirement health care costs, the deferral and future recovery of costs associated with the clean-up of former gas manufacturing sites and recovery of take-or-pay and gas pipeline transition costs.

     GENERAL RATE PROCEEDINGS: In October 1993, MichCon received approval from the MPSC in its general rate case to increase rates $15.7 million beginning in January 1994. This rate increase included $28.7 million for retiree health care benefits recognized under new accounting requirements and $8.1 million for higher depreciation rates. Additionally, the MPSC's decision lowered MichCon's allowed rate of return on common equity to 11.5%. This was consistent with other rate of return percentages being authorized for local distribution companies in the United States during 1993.

     In addition, MichCon received authorization to defer manufactured gas plant
(MGP) investigation and remediation costs in excess of the $11.7 million previously reserved by MichCon. The costs are to be amortized over a 10-year period beginning in the year subsequent to the year environmental investigation and remediation costs are paid. The recovery of any remediation costs incurred and any carrying charges will be reviewed in a future rate case. Any carrying charges accrued will be based on MichCon's pre-tax authorized rate of return.

     In June 1994, the MPSC approved the property tax stipulation and settlement agreement which addresses the treatment of reduced state property tax and increased state sales tax and federal income tax. The estimated net decrease in MichCon's operating expense was approximately $4.0 million for 1994 and $6.2 million annually thereafter. The agreement allows MichCon to accelerate the amortization of its 1993 deferred costs associated with the implementation of Statement of Financial Accounting Standards No. 106, "Employers Accounting for Postretirement Benefits Other Than Pension," by the net decreased tax expenses.

     In 1993 and 1992, MichCon operated under a comprehensive agreement which allowed for annual rate adjustments to recover the effects of inflation on operation and maintenance expenses. MichCon received an inflation-related increase in rates of $4.9 million, effective January 1992. The agreement also contained a provision to adjust rates if weather-normalized earnings were above or below a specified range of return on common equity. Increased gas markets enabled MichCon to earn returns above the specified range in 1992 which resulted in a portion of these higher earnings being shared with customers.

     In 1994, Citizens proposed and reached a new rate agreement with the municipal commission that sets Citizens' rates. Under the agreement, Citizens received a 3% rate increase and will freeze rates for five years. This rate increase is Citizens' first rate increase in ten years. The new rate agreement, which went into effect in January 1995, will provide Citizens' customers with known prices and the company with an opportunity to control costs and continue to earn a reasonable rate of return.

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

     In June 1993, the MPSC issued an order in the 1992 GCR reconciliation case approving a partial settlement that also consolidated refunds from other cases. The order allowed MichCon to refund to customers $8.4 million during the July billing cycle. In August 1993, the MPSC issued its final order approving MichCon's 1992 purchased gas costs and providing final resolution for previously unrefunded balances of approximately $1 million.

     In May 1994, the MPSC issued an order in MichCon's 1993 GCR reconciliation case approving a partial settlement allowing MichCon to refund $11.6 million to its natural gas customers on their June 1994 bills. The refund consisted primarily of supply realignment overcollections and excess transportation and storage revenues, partially offset by 1993 GCR undercollections. In September 1994, the MPSC approved the final settlement, which provides for additional refunds of $350,000 applicable to GCR sales customers and $100,000 applicable to transportation customers.

     In July 1994, MichCon filed its 1995 GCR plan case. An MPSC order is expected in the first half of 1995. In February 1995, MichCon filed its 1994 GCR reconciliation case indicating an over-recovery of $19 million, including interest, which will be returned to GCR customers using the new rolled-in prospective refunding methodology approved by the MPSC on June 30, 1994.

ENVIRONMENTAL MATTERS

     MANUFACTURED GAS PLANTS: Prior to the construction of major natural gas pipelines, gas for heating and other uses was manufactured from processes involving coal, coke or oil. MichCon and Citizens own or previously owned 17 former manufactured gas plant (MGP) sites.

     During the mid-1980s, preliminary environmental investigations were conducted at former MGP sites, and some contamination related to the byproducts of gas manufacturing was discovered at each site. The existence of these sites and the results of the environmental investigations have been reported to the Michigan Department of Natural Resources (MDNR). None of these former MGP sites are on the National Priorities List prepared by the U.S. Environmental Protection Agency (USEPA).

     MCN is not involved in any administrative proceedings regarding these former MGP sites, but MichCon is currently negotiating a remedial action plan for one site with the MDNR and is conducting more extensive investigations at three other sites. MichCon is involved, however, in a suit with an adjacent property owner regarding one site. Management believes that the property owner's claims have no merit and MichCon is vigorously defending this suit.

     In 1984, MichCon established an $11.7 million reserve for environmental investigation and remediation. During 1994, MichCon spent $.6 million investigating its former MGP sites. The balance in the reserve at December 31, 1994 was $5.5 million.

     During 1993, MichCon received MPSC approval of a cost deferral and rate recovery mechanism for investigation and remediation costs incurred at former MGP sites in excess of the original $11.7 million reserve. In addition, MCN notified more than 50 current and former insurance carriers of the environmental conditions at its former MGP sites and claimed insurance coverage for costs associated with the investigation and remediation of these sites. MCN is pursuing any claims it may have against these carriers.

     MCN is currently unable to estimate the future costs to be incurred in the investigation and remediation of their former MGP sites. Management believes, however, that insurance coverage and the cost deferral and rate recovery mechanism will prevent environmental costs from having a material adverse impact on MCN's financial results.

     HARBORTOWN: MichCon Development Company, a 100% owned subsidiary of MichCon, has a minority interest in four partnerships that are developing Harbortown. Harbortown is a residential development that is being constructed on a 50 acre parcel along the Detroit River. Environmental and other approvals were received in 1984, prior to construction. In 1991, the partnerships undertook additional environmental testing at Harbortown to assess whether there was any potential public health risk from the presence of metals detected in certain past soil samples. In 1992, the MDNR accepted the results of this risk assessment and agreed that there was no health risk due to lead in Harbortown surface soils.

     During 1994, the partnerships completed additional environmental testing and submitted a remedial action plan for Harbortown to the MDNR. The remedy includes meeting certain landscaping requirements, and, during future development, excavation controls consistent with occupational safety and health regulations. The MDNR supported the proposed remedy at a public meeting in early 1995. Management expects approval of the proposed remedy and believes that its implementation will not have a material adverse impact on future development opportunities at Harbortown or the financial statements of MCN.

     OTHER: In 1993, MichCon received a general notice of liability letter from the USEPA stating that MichCon is one of two potentially responsible parties at a suspected dump site in Wyandotte, Michigan. The USEPA requested that MichCon undertake a remedial investigation and feasibility study at the site. MichCon has investigated its prior activities in the area, as well as the USEPA's basis for its conclusion, and does not believe that it is responsible for any contamination that may exist at the site. In early 1994, MichCon informed the USEPA of this belief and declined to undertake the requested activities at the site. MichCon has not received any additional requests from USEPA.

FRANCHISES

     MichCon operates in numerous cities, villages, and townships under franchises or permits that typically are revocable at will and have a 30 year maximum duration. In Detroit, Grand Rapids and a number of other municipalities where a substantial part of MichCon's service is furnished, MichCon's operations originated under franchises that have since expired (in 1923 in the case of Detroit). In 1993, MichCon began renewing or re-establishing formal franchises in those municipalities in order to avoid uncertainty with regards to MichCon's ability to continue and expand service in those areas. Regarding the franchises which have not been renewed, MichCon's gas distribution systems are rightfully occupying the streets with the consent or acquiescence of the municipalities. While MichCon could be ordered by any municipality in which its franchise has expired to remove its property, it could be deprived of ownership only by its consent and the payment of an agreed price, or by condemnation and the payment of the fair value of such property. Should any of these municipalities seek to terminate MichCon's operations therein and substitute another gas utility operation, publicly or privately owned, the municipality must either (i) acquire and operate MichCon's system, (ii) construct a new system or (iii) grant a franchise to another privately owned utility to construct or acquire its own distribution system.

     During 1994, MichCon gained six new franchises with yearly aggregate gas sales volumes of approximately 486,000 Mcf annually. Approximately 53 major franchises were renewed in 1994.

     Public utility franchises in Michigan are non-exclusive. Construction under a second franchise granted to another public utility requires authorization by the MPSC which must consider, among other things, the service rendered by the existing utility, the investment by such utility, and the benefit, if any, to the public of having a second utility serve in the area. In one township where MichCon formerly served approximately 450 residential customers (representing 78,400 Mcf) under an expired franchise, and upon the suit of a competing utility with a franchise overlapping the area, a local circuit judge entered an order to enjoin MichCon from expanding its service in that township. This matter is presently pending before the Michigan Court of Appeals. On October 1, 1994, MichCon sold its distribution facilities in that township to the competing utility. Management expects that issues involving franchise rights will continue to be actively pursued in judicial and regulatory proceedings.

     Citizens operates in cities and townships in and around Adrian, Michigan under franchises or permits that are revocable, have a 30 year maximum duration, and provide for municipal rate setting. In 1994, Citizens obtained franchises from seven remaining townships in Lenawee County. Although Citizens did not extend its distribution system to any of these areas in 1994, the company is reviewing potential areas to be served.

                              DIVERSIFIED SERVICES

GAS SERVICES

     In its Gas Services segment, MCN Investment, through its subsidiaries and joint ventures, markets natural gas to large-volume customers, develops gas cogeneration facilities, engages in exploration and production (E&P), provides gas gathering and processing services and provides gas storage services. The following table sets forth gas sales and transportation delivery volumes for the years 1992-1994 for Gas Services.

Diversified Services -- Gas Markets (Bcf)
- --------------------------------------------------------------------------------

                                                                      1994      1993      1992
                                                                      -----     -----     -----
  Gas Sales*
     Gas Marketing & Cogeneration...................................  142.4     122.8     112.3
     Exploration & Production**.....................................    7.5        .1        --
  Transportation....................................................   20.5      21.8      25.4
                                                                      -----     -----     -----
       Total........................................................  170.4     144.7     137.7
                                                                      =====     =====     =====

- ---------------
 * Includes intercompany volumes.

** Represents gas sales made directly to third parties by MCN's E&P operations.
   Other E&P production is sold to affiliated companies for marketing.

GAS MARKETING & COGENERATION

     MCN's non-regulated gas marketing activities are directed by CoEnergy Trading Company (CoEnergy Trading). CoEnergy Trading, a wholly-owned subsidiary of MCN Investment, is engaged in the purchase and sale of natural gas to large-volume gas users and gas and electric utilities throughout the eastern United States and Canada. CoEnergy Trading is able to offer buyers in these markets a bundled service by making arrangements for the acquisition of the required gas volumes and delivery to customers' facilities, and for all the necessary services in between. This bundled service is more in demand during the winter months when interstate pipeline capacity in certain areas of the Northeast and Midwest is either constrained or uneconomical. The company serves more than 700 large-volume commercial and industrial customers and numerous utilities.

     To manage CoEnergy's exposure to the risk of fluctuating spot market prices on profit margins, a comprehensive hedging program is in place. This program utilizes natural gas futures, options and swap agreements to hedge exposure to the risk of market price fluctuations on gas sales and purchase contracts and gas inventories. CoEnergy's objective is to reduce the risk of changes in natural gas prices which could affect its ability to achieve targeted profit margins.

     CoEnergy Trading competes against numerous marketing companies. A diverse portfolio of short-, medium- and long-term sales and supply contracts combined with access to reliable gas suppliers, storage facilities and multiple pipeline connections enhances its competitive position.

     To expand its markets into the northeastern United States, CoEnergy Trading opened an office in Connecticut during 1994. This office will allow CoEnergy Trading the opportunity to capitalize on its strengths in terms of gas storage and gas supply flexibility to meet the growing needs for seasonal services in the northeast United States. Further, a presence in the market will allow MCN Investment's various businesses the opportunity to pursue additional investments.

     Cogen Development Company (Cogen), a wholly-owned subsidiary of MCN Investment which was formed in 1993, pursues cogeneration related opportunities throughout the United States and Canada. Cogeneration is a process of generating both electricity and steam from a single fuel source, such as natural gas. Cogeneration projects offer MCN the potential for multiple sources of income, such as long-term gas sales, transportation services and a return on the investment in the facility.

     In recent years, an increasing amount of new electric generating capacity has been fueled by natural gas because of the lower capital costs, lower emissions and other advantages associated with natural gas-fueled facilities. In addition, many states have passed regulations requiring electric utilities to consider bids from third parties to meet new electric generation needs. Cogen has the capacity to provide cogeneration facilities with long-term gas supplies at known prices.

     During the third quarter 1994, MCN and Destec Energy broke ground on the Michigan Power Project, a 123 megawatt cogeneration plant in Ludington, Michigan. MCN and Destec, through their equal partnership, will build, own and operate the $150 million facility. The plant, which is expected to be completed in late 1995, will provide electricity to Consumers Power Company and steam to Dow Chemical under long-term contracts. In December 1994, the partnership obtained a $189 million credit facility to finance 100% of the construction costs and working capital requirements. MCN, through its cogeneration business group and Gas Distribution operations, will supply and transport the nine Bcf of natural gas needed annually to fuel the plant.

     Cogen owns a 99% limited partnership interest in Ada Cogeneration Limited Partnership (Ada Cogeneration), which owns and operates a natural gas-fueled cogeneration facility in western Michigan. Annually, the Ada Cogeneration facility generates up to 30 megawatts of electricity which is sold to Consumers Power Company and produces up to 50,000 pounds of steam per hour which is sold to a nearby commercial operation. MCN supplies and transports two Bcf of natural gas needed annually to fuel the plant.

     Cogen's business also includes a number of small cogeneration units located at the operating facilities of large commercial and industrial customers. Cogen has long-term agreements for the sale and transportation of natural gas to these units.

     Cogen's strategy is to take a diversified approach of investing in power projects of varying size and geographic location that offer an acceptable rate of return. This industry has seen an increase in the number of participants, many that are willing to accept lower returns on cogeneration projects considerably below Cogen's threshold. Because more attractive returns are available by developing and acquiring gas reserves, MCN will invest more in these areas and less in gas cogeneration. This decision emphasizes MCN's investment discipline of not pursuing projects which do not meet its investment criteria.

     Approximately 6% of the gas supply needed for gas marketing and cogeneration sales in 1994 came from gas produced by affiliates. The remaining supply was purchased from other producers under various arrangements, mostly of short-term duration.

EXPLORATION & PRODUCTION

     MCN Investment is engaged in natural gas exploration, development and production through its wholly-owned subsidiary, Supply Development Group, Inc.
(SDGI). The primary objective of entering into gas E&P is to develop a reliable long-term gas reserve pool to supply its gas marketing and cogeneration operations, as well as other businesses seeking long-term gas supplies. Long-term sales obligations of these businesses require long-term gas supplies at known prices. Gas production in 1994 increased to 16.5 Bcf from 2.3 Bcf in 1993.

     During the latter part of 1994, natural gas prices decreased significantly throughout the United States. MCN's risk management strategy of selling future gas production under fixed-price contracts and by entering into long-term fixed-price swap agreements with financial institutions mitigated the effect of lower prices on MCN's profitability. This strategy increases the likelihood the Company will achieve its targeted rate of return from E&P investments. As of December 31, 1994, MCN's gas production for the next ten years was largely hedged at prices above year-end levels.

     In 1994, SDGI drilled approximately 250 wells, bringing the total drilled to 680 wells since the Company program began in 1992. About 86% of these wells were drilled in Michigan Devonian (Antrim) shale formations. Even though the potential natural gas recovery from an average well is less than the recovery from wells drilled in other types of formations, wells drilled in the Antrim shale formation have a high success rate and are therefore considered relatively low risk. SDGI's average working interest in Antrim shale E&P wells is approximately 80%. The remaining wells drilled were in the midcontinent region and in Ohio. The exploratory activities in these areas involve greater risk of dry holes or unproductive wells but there is also a greater potential for finding larger gas reserves than with the drilling in Antrim shale. The average working interest in these wells is approximately 30%. SDGI's strategy is to focus efforts on known producing areas, both within and outside Michigan. As a result, SDGI's success rate in the drilling program has averaged 96%.

     In 1994, SDGI made significant investments in natural gas reserves acquiring interests in over 800 gas wells located primarily in Oklahoma, Kansas and Texas. At December 1994, SDGI owned 422 Bcf of proven gas reserves, 363 Bcf of potential gas reserves and 1.3 million barrels (equivalent to 8 Bcf) of proven and potential oil reserves. SDGI held interests in approximately 650,000 undeveloped acres which could support drilling over 2,000 additional wells.

     At December 31, 1994, approximately 1,295 wells were producing. An additional 200 wells were in various stages of completion and are expected to begin producing in 1995. Additional information on SDGI's exploration and production activities is reported under Item 2. Properties, located on pages 15 and 16.

     The natural gas industry is very competitive, especially in the area of obtaining desirable properties and projects for the production of natural gas and oil. SDGI's approach to E&P is selective, conservative, and diversified. Focus is primarily in known areas of gas production where chances of finding gas are high. SDGI further reduces the risks inherent in E&P drilling by working with several producers who use different gas well technologies and operate in diverse geographical gas producing areas. Additional investments in natural gas reserves will be made in areas that offer proven reserves and an acceptable success percentage. Competition ranges from the major oil companies to numerous small independent gas and oil companies.

GAS GATHERING & PROCESSING

     With gas production in Michigan surpassing 220 Bcf annually, there is an increasing need for the transportation of natural gas from the wellhead to processing plants and ultimately to consumers. Saginaw Bay Pipeline Company and Saginaw Bay Lateral Company (collectively "Saginaw Bay") are general partners in ventures that transport natural gas and natural gas liquids from east-central Michigan gas fields to processing plants in the northern part of the state.

     During 1994, the Saginaw Bay pipeline transported an average of 44.9 MMcf of natural gas per day and related liquids. Volumes transported in 1994 were less than 1993 due to a normal production decline of gas reserves from the deep Prairie du Chien formation.

     To increase utilization of existing assets and increase its participation in this business, MCN plans to extend the gas gathering system to reach new Antrim gas reserves. MCN is both constructing and acquiring pipeline extensions and processing plants. Recent pipeline extensions include the Jordan Valley pipeline and the Lovells extension project. The Jordan Valley pipeline began operations in early November 1994 and is transporting approximately 22 MMcf of gas daily. The Lovells project, which has the potential to transport up to 50 MMcf of gas daily, will begin operation in the first half of 1995 and will initially transport 30 MMcf of gas daily. This expansion is expected to mitigate the effect of a decrease in the transportation rate of Saginaw Bay's largest customer that will become effective in January 1996. The rate decrease is in accordance with the terms of a 15-year contract that reduces the transportation rate for the last 10 years of the agreement.

     Antrim gas contains significant amounts of carbon dioxide that must be removed before the gas is sold to end users. During 1994, MCN Investment acquired two carbon dioxide gas processing plants in northern Michigan. In January 1995, MCN Investment sold its 40% interest in two other plants. In 1995, it expects to acquire or build additional processing plants which will also process Antrim gas produced in northern Michigan. These additional plants, together with the development of new pipeline infrastructure, will allow the company to use carbon dioxide from these plants to pursue enhanced oil recovery in Michigan.

     MCN's strategy to grow its gas gathering and processing operations is focused in Michigan and other states where MCN has gas production interests or can readily apply its expertise in gas pipelines and processing.

GAS STORAGE

     MCN Investment, through its subsidiary, Storage Development Company, (Storage Development) has adopted a strategy of using joint ventures and strategic partnerships to provide gas storage services, either as a separate service or bundled with full gas service, to other gas utilities, pipeline companies and large-volume gas users. Storage facilities near major consuming markets provide supply flexibility, improve reliability of deliveries and help reduce gas costs.

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

     MCN currently is a 50% partner with ANR Storage Company in the Blue Lake gas storage field. This 42 Bcf field, located in north central lower Michigan (Kalkaska County), was developed at a cost of $122 million and began operations in April 1993. MCN's 50% share of the field is equally divided between MichCon and Storage Development. The field's entire capacity has been sold to ANR Pipeline under a 20-year contract.

     Storage Development also has a 50% interest in the Washington 28 storage field, which is located northeast of Detroit in Macomb County. This 10 Bcf field provides storage for MCN's Diversified Services gas marketing operations.

     Storage Development entered into a partnership with three partners to develop a 42 Bcf underground storage field, Washington 10, which is located northeast of Detroit in Macomb County. The partnership, in which Storage Development has a 40% interest, plans to invest approximately $120 million to convert the underground natural gas producing field into a storage field. Three of the partners or their affiliates, including MCN Investment, will store gas in the field under long-term contracts. In December 1994, the partnership received all regulatory approvals to construct the storage field. In conjunction with their partners, Storage Development is currently assessing how and when to proceed with the project.

COMPUTER OPERATIONS SERVICES

     The Genix Group (Genix), a wholly-owned subsidiary of MCN Investment, provides data processing, computer operations management, network design and management, large-scale electronic printing and mailing, and business process solution services to more than a dozen industries in 23 states. Among the industries served are manufacturing, insurance, financial services, utilities, transportation, advertising, publishing, education, retail, health care, software and food services.

     Throughout 1993-1994, Genix gained new customers and increased services to existing customers. Computer Operations now maintains a well diversified customer base of over 100 customers with annualized revenues that exceed $100 million. Broken down by service category, 79% of Genix's 1994 revenues were from computer operations management; 12% from network services and the remaining nine percent from other services. In providing these services, Genix typically acquires and operates mainframes and other types of computers that process information for customers. This allows Genix's customers to focus on their core businesses rather than investing in and operating in-house data centers.

     Genix competes in the computer services outsourcing industry on price, high quality, flexible contracts and a wide menu of services. Genix targets corporate clients that are looking for reliable, quality, value-added computer services. By outsourcing in-house computer and related operations, a company can lower its cost of doing business by taking advantage of Genix's economies of scale, skilled personnel and state-of-the-art equipment. Genix added six new clients, totaling more than $24 million in annualized revenues, in 1994. These new contracts provide Genix with multi-year revenue streams ranging from two to seven years. All major service contracts that were to expire in 1994 were renewed.

     During 1993, Genix expanded the capabilities of its major computing centers in Michigan and Pennsylvania to handle new business. In 1994, Genix added data centers in North Carolina and in London, England, and expanded its operating facilities in Michigan and Pennsylvania. These new facilities will offer Genix new business opportunities in the southeast U.S. and overseas. IBM compatible mainframe processing power has expanded to 1,200 million instructions per second
(MIPS) in 1994, a 20% increase from 1993.

GAS TECHNOLOGY

     MCN continues to develop technologies that may lead to new markets for natural gas. One focus of this effort is adsorbed natural gas (ANG), a technology that permits natural gas to be stored in containers at pressures one-sixth to one-tenth that of conventional methods. ANG technology has been used on a fleet of golf carts at The Orchards Golf Club, located approximately 30 miles north of Detroit. Since that golf course opened in 1993, this showcase project has interested others elsewhere in the United States to begin exploring ANG use in golf carts. In addition, preparations began for extensive field testing of natural gas forklifts utilizing ANG technology. MichCon also renewed its efforts to market ANG technology for brazing and cutting torches.

     MCN is also focusing on pressurized combustion technology, which provides increased fuel efficiency, heat uniformity and compactness of equipment. MCN Investment developed and patented a prototype residential compact furnace which is about one-fourth the size of a conventional furnace, with a more efficient heat output. MCN Investment succeeded in applying pressurized combustion technology to an industrial furnace.

     MCN believes these technologies offer opportunities to expand the use of natural gas, grow markets and eventually generate profits. MCN's current investment in technology is minimal. MCN will continually assess the potential of the technologies to determine whether the potential returns justify the continuing investment.

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

     Storage Development Company, a 100% owned subsidiary of MCN Investment, holds a 50% limited partnership interest in The Orchards Golf Limited Partnership. The Orchards golf course is above the Washington 28 storage field, which is located north of Detroit. The partnership was formed in 1991 to develop approximately 520 acres of land in Washington Township, Michigan. This development consists of an 18-hole championship golf course of approximately 200 acres and a planned residential development for the remaining 320 acres.

ITEM 2. PROPERTIES

     MCN, through its principal subsidiaries, leases approximately 62,000 sq. feet of office space in Detroit and Grand Rapids under long-term leases.

GAS DISTRIBUTION

     MichCon operates natural gas distribution, transmission and storage facilities in the state of Michigan. At December 31, 1994, MichCon's distribution system included 15,252 miles of distribution mains, 1,035,542 service lines and 1,157,567 active meters. MichCon owns 2,506 miles of transmission and production lines which deliver natural gas to the distribution districts and interconnect its storage fields with the sources of supply and the market areas. MichCon also owns properties relating to five underground storage fields with an aggregate storage capacity of approximately 130 Bcf. Additionally, MichCon owns district office buildings, service buildings and gas receiving and metering stations. MichCon occupies its principal office buildings, located in Detroit and Grand Rapids, Michigan under long-term leases. Portions of these buildings are subleased to affiliates and others.

     Most of MichCon's properties are held in fee, by easement, or under lease agreements expiring at various dates to 2006, with renewal options extending beyond that date. The principal plants and properties of MichCon are held subject to the lien of MichCon's Indenture of Mortgage and Deed of Trust under which MichCon's First Mortgage Bonds are issued. Some existing properties are being fully utilized and new properties are being added to meet the requirements of expansion into new areas. MichCon's capital expenditures for 1994 totaled $145.4 million and could reach $250 million in 1995.

     Citizens owns all of the properties used in the conduct of its utility business. Included in these properties is a gas distribution system, a two-story office building in downtown Adrian and a one-story service center.

DIVERSIFIED SERVICES

     The Saginaw Bay partnership owns substantially all of the properties used in the conduct of its business, primarily a 126-mile transmission line and related lateral lines.

     The Supply Development Group Inc. has interests in properties used for gas production, including compressor facilities and gathering lines. (See information below on Exploration and Production Activities for further details).

     Genix owns certain properties, including land and building at their headquarters located in Dearborn, Michigan. Genix leases facilities and computer equipment located in Pennsylvania; North Carolina; Southgate, Michigan and London, England. Certain computer equipment is owned at all locations.

     MCN is involved in joint ventures that own property associated with gas storage, cogeneration, gas gathering and processing, and real estate.

     MCN's facilities are suitable and adequate for their intended use.

EXPLORATION AND PRODUCTION ACTIVITIES

     Supply Development Group, Inc. (SDGI), a subsidiary of MCN, is involved in various gas and oil producing activities. The following data, together with the financial information detailed in Note 12 to the Consolidated Financial Statements, incorporated by reference in Item 8 of this report and the general data provided under the "Diversified Services: Gas Services -- Exploration & Production" section of Item 1 located on page 11, provide additional information regarding this activity. Reserves were estimated using contract sales prices. Future revenues (included in the standardized measure of discounted future net cash flows presented in Note 12 to the Consolidated Financial Statements) were increased for the higher fixed prices from swap contracts covering a portion of the volumes. Information on estimated gas and oil reserves was obtained by SDGI from the independent petroleum engineering consultants Ryder Scott Company and Miller and Lents, Ltd.

PRODUCTION

                     For the Year Ended December 31                          1994        1993
- -------------------------------------------------------------------------  --------    --------
Average Gas Sales Price (per Mcf)........................................  $   1.91    $   2.35
Average Oil Sales Price (per Bbl)........................................  $  16.29    $  18.59
Average Production Cost (per Mcf)........................................  $    .52    $   1.62

PRODUCTIVE WELLS AND ACREAGE

                                                                             1994        1994
Producing Wells                                                             Gross        Net
- -------------------------------------------------------------------------  --------    --------
United States............................................................     1,295         620
                                                                            =======     =======

  Gross wells include nine with multiple completions.

Developed Lease Acreage
- -------------------------------------------------------------------------
United States............................................................   212,941     101,301
                                                                            =======     =======

Undeveloped Lease Acreage
- -------------------------------------------------------------------------
United States............................................................   610,606     442,796
Canada...................................................................    42,500      18,063
                                                                           --------    --------
                                                                            653,106     460,859
                                                                            =======     =======

DRILLING ACTIVITY

                                                                               1994      1994
                                                                               Gross     Net
                                                                               -----     ----
Working Interest Well Completions:
  Exploratory
     Productive..............................................................    22       11
     Dry.....................................................................    16       11
                                                                               -----     ----
          Total Exploratory..................................................    38       22
                                                                               -----     ----
  Development
     Productive..............................................................   137      120
     Dry.....................................................................     9        6
                                                                               -----     ----
          Total Development..................................................   146      126
                                                                               -----     ----
  Total Working Interest Well Completions....................................   184      148
                                                                               =====     ====

PRESENT ACTIVITIES

                                                                               1994      1994
                            At December 31, 1994                               Gross     Net
- -----------------------------------------------------------------------------  -----     ----
Wells in Process of Drilling.................................................    92       72

DELIVERY COMMITMENTS

     Once operations begin in late 1995, Cogen will provide to the Michigan Power Project up to 9 Bcf of gas, on an annual basis.

ITEM 3. LEGAL PROCEEDINGS

     In addition to the Gas Distribution's regulatory proceedings and other matters described in Item 1, "Business", MCN is also involved in a number of lawsuits and administrative proceedings in the ordinary course of business with respect to taxes, environmental matters, personal injury, property damage claims and other matters.

     On December 27, 1994, a class action complaint was filed against MichCon in Wayne County Circuit Court, Detroit, Michigan, by six residential customers of MichCon on behalf of themselves and others who purchased and installed high efficiency furnaces financed through one of MichCon's energy conservation programs approved by the MPSC. These furnaces were installed by independent licensed contractors. Plaintiffs allege, among other things, that MichCon failed to warn them that unsafe conditions could result from improper installation and venting of gas appliances, failed to take corrective action to remedy such conditions, and made false representations and/or omissions in connection therewith. Plaintiffs seek injunctive relief requiring MichCon to (a) warn its customers of unsafe conditions created by the installation of high efficiency furnaces, and (b) to reline all chimneys or install hot water heaters that vent to the outside. Plaintiffs also seek unspecified money damages among other things for diminution in the value of their homes, damage to homes, cost of repairs, exemplary damages, attorneys fees and costs. On February 3, 1995, immediately following a hearing on plaintiffs' motion to certify the class of customers, the Wayne County Circuit Court issued an order that denied plaintiffs' motion without prejudice. While plaintiffs could refile the motion, the judge stated on the record that before he would reconsider plaintiffs' motion, plaintiffs must be able to establish a more clearly defined plaintiff class and damages. Management believes plaintiffs' allegations are without merit and intends to vigorously defend this action.

     The management of MCN believes that the resolution of these matters will not have a material adverse effect on the financial statements of MCN.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with respect to all executive officers of MCN, as of February 21, 1995, is set forth below. Such officers are appointed by the Board of Directors for terms expiring at the next annual meeting of shareholders scheduled to be held on April 27, 1995.

        NAME AND POSITION           AGE          BUSINESS EXPERIENCE DURING PAST FIVE YEARS
- ---------------------------------   ---    ------------------------------------------------------
Alfred R. Glancy III.............   57     Present position since September 1992; Chairman, Chief
  Chairman, President, Chief               Executive Officer and Director since August 1988;
  Executive Officer and Director           Chairman and Director of MCN Investment since 1988;
                                           Chairman and Director of MichCon since 1984 and 1981
                                           respectively; Chief Executive Officer of MichCon from
                                           1984 to September 1992.

Rai P. K. Bhargava...............   47     Present position since January 1994; Executive Vice
  President and Chief Executive            President and Chief Operating Officer of MCN
  Officer of MCN Investment                Investment from July 1993 to January 1994; Director of
                                           MCN Investment since November 1993; Vice President,
                                           Marketing, of MichCon from July 1988 to July 1993.

Stephen E. Ewing.................   51     Present position since September 1992; President and
  President and Chief Executive            Chief Operating Officer from August 1988 to September
  Officer of MichCon and Director          1992; Director since August 1988; President and
                                           Director of MichCon since 1985 and 1984 respectively;
                                           Chief Operating Officer of MichCon from 1985 to
                                           September 1992.

William K. McCrackin.............   61     Present position since September 1992; Vice Chairman,
  Vice Chairman, Chief Financial           Chief Financial Officer, Treasurer and Director from
  Officer and Director                     August 1988 to September 1992; Director of MCN
                                           Investment since 1988; Vice Chairman of MichCon from
                                           March 1986 to September 1992; Chief Financial Officer
                                           of MichCon from 1985 to September 1992; Director of
                                           MichCon since 1984.

Daniel L. Schiffer...............   51     Present position since April 1989; General Counsel and
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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     MCN Common Stock is traded on the New York Stock Exchange. On February 21, 1995 there were 24,705 holders of record of MCN Common Stock. Information regarding the market price of MCN Common Stock and related security holder matters is incorporated by reference herein from the section entitled "Supplementary Financial Information" in MCN's 1994 Annual Report to Shareholders, pages 58 and 59.

ITEM 6. SELECTED FINANCIAL DATA

     Information required pursuant to this item is incorporated by reference herein from the section entitled "Supplementary Financial Information" in MCN's 1994 Annual Report to Shareholders, pages 58 and 59.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Information required pursuant to this item is incorporated by reference herein from the section entitled "Management's Discussion and Analysis" in MCN's 1994 Annual Report to Shareholders, pages 32 through 39.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Information required pursuant to this item is incorporated by reference herein from the following sections of MCN's 1994 Annual Report to Shareholders. The consolidated statement of income, cash flows and capitalization are for each of the years ended December 31, 1994, 1993 and 1992 and the consolidated statement of financial position is as of December 31, 1994 and 1993.

     Consolidated Statement of Income, page 40

     Consolidated Statement of Financial Position, page 41

     Consolidated Statement of Capitalization, page 42

     Consolidated Statement of Cash Flows, page 43

     Summary of Accounting Policies, page 44

     Notes to Consolidated Financial Statements, pages 45 through 55

     Independent Auditors' Report, page 56; and

     Supplementary Financial Information, pages 58 and 59

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information set forth in the section entitled "Proposal 1-Election of Directors" in MCN's March 1995 definitive Proxy Statement is incorporated by reference herein.

     Information concerning the executive officers of MCN is set forth in the section entitled "Executive Officers of the Registrant" on page 18 in Part I of this Report.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

     All reports concerning ownership of MCN equity securities required to be filed by MCN's directors and executive officers pursuant to Section 16 of the Securities Exchange Act of 1934, as amended, were filed on a timely basis with the Securities and Exchange Commission.

ITEM 11. EXECUTIVE COMPENSATION

     The information set forth in the section entitled "Compensation of Directors and Executive Officers" in MCN's March 1995 definitive Proxy Statement is incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

     The information set forth in the section entitled "Beneficial Security Ownership of Directors, Nominees and Executive Officers" in MCN's March 1995 definitive Proxy Statement is incorporated by reference herein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information set forth in the section entitled "Other Compensation Matters" in MCN's March 1995 definitive Proxy Statement is incorporated by reference herein.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

(A) LIST OF DOCUMENTS FILED AS PART OF THE REPORT:

     1. For a list of financial statements incorporated by reference, see the section entitled "Financial Statements and Supplementary Data", on page 19 in Part II, Item 8 of this Report.

     2. The Financial Statement Schedule for each of the three years in the period ended December 31, 1994, unless otherwise noted, is included herein in response to Part II, Item 8:

         Independent Auditor's Report

        SCHEDULE
           II   --   Valuation and Qualifying Accounts


     Schedules other than that referred to above are omitted as not applicable or not required, or the required information is shown in the financial statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT

MCN Corporation:

     We have audited the consolidated financial statements of MCN Corporation and subsidiaries as of December 31, 1994 and 1993, and for each of the three years in the period ended December 31, 1994, and have issued our report thereon dated February 6, 1995; such consolidated financial statements and report are included in your 1994 Annual Report to Shareholders and are incorporated therein by reference. Our audits also included the consolidated financial statement schedule of MCN Corporation and subsidiaries, listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Deloitte & Touche LLP
Detroit, Michigan
February 6, 1995

                                                                     SCHEDULE II

                        MCN CORPORATION AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                             (THOUSANDS OF DOLLARS)


                                                                                     COLUMN C
                                                                                     ADDITIONS
                                                                                 ------------------      COLUMN D
                                                                                     PROVISIONS         DEDUCTIONS
                                                                   COLUMN B          CHARGED TO         FOR PURPOSES    COLUMN E
                                                                  BALANCE AT     ------------------    FOR WHICH THE     BALANCE
                           COLUMN A                                BEGINNING                UTILITY    RESERVES WERE     AT END
                          DESCRIPTION                              OF PERIOD     INCOME      PLANT       PROVIDED       OF PERIOD
- ---------------------------------------------------------------   -----------    -------    -------    -------------    ---------
                                                                                   YEAR ENDED DECEMBER 31, 1994
Reserve deducted from assets in Consolidated Statement of
  Financial Position:
    Allowance for doubtful accounts............................     $19,576      $20,392     $  --        $23,867        $16,101
    Allowance for sale of partnership interest (1).............          --           91        --             --             91
    Allowance for notes receivable.............................         579        1,375        --             --          1,954
                                                                  -----------    -------    -------    -------------    ---------
                                                                    $20,155      $21,858     $  --        $23,867        $18,146
                                                                  ==========     =======    ======     =============    ==========
Reserves included in Current Liabilities -- Other in
  Consolidated Statement of Financial Position:
    Environmental testing (2)..................................     $ 6,179      $    --     $  --        $   639        $ 5,540
                                                                  ==========     =======    ======     =============    ==========
Reserves included in Deferred Credits and Other
  Liabilities -- Other in Consolidated Statement of Financial
  Position:
    Injuries and damages.......................................     $ 9,090      $ 1,656     $ 387        $ 2,731        $ 8,402
                                                                  ==========     =======    ======     =============    ==========
                                                                                   YEAR ENDED DECEMBER 31, 1993
Reserve deducted from assets in Consolidated Statement of
  Financial Position:
    Allowance for doubtful accounts............................     $24,930      $21,138     $  --        $26,492        $19,576
    Allowance for notes receivable.............................          --          579        --             --            579
                                                                  -----------    -------    -------    -------------    ---------
                                                                    $24,930      $21,717     $  --        $26,492        $20,155
                                                                  ==========     =======    ======     =============    ==========
Reserves included in Current Liabilities -- Other in
  Consolidated Statement of Financial Position:
    Environmental testing (2)..................................     $ 1,677      $    --     $  --        $(4,502)       $ 6,179
                                                                  ==========     =======    ======     =============    ==========
Reserves included in Deferred Credits and Other
  Liabilities -- Other in Consolidated Statement of Financial
  Position:
    Injuries and damages.......................................     $10,105      $ 1,895     $ 372        $ 3,282        $ 9,090
    Environmental testing (2)..................................       6,575           --        --          6,575             --
                                                                  -----------    -------    -------    -------------    ---------
                                                                    $16,680      $ 1,895     $ 372        $ 9,857        $ 9,090
                                                                  ==========     =======    ======     =============    ==========
                                                                                   YEAR ENDED DECEMBER 31, 1992
Reserves deducted from assets in Consolidated Statement of
  Financial Position:
    Allowance for doubtful accounts............................     $31,216      $20,201     $  --        $26,487        $24,930
    Allowance for notes receivable.............................         223           --        --            223             --
                                                                  -----------    -------    -------    -------------    ---------
                                                                    $31,439      $20,201     $  --        $26,710        $24,930
                                                                  ==========     =======    ======     =============    ==========
Reserves included in Current Liabilities -- Other in
  Consolidated Statement of Financial Position:
    Environmental testing (2)..................................     $   458      $    --     $  --        $(1,219)       $ 1,677
    Restructuring of gas technology operations.................         150           --        --            150             --
                                                                  -----------    -------    -------    -------------    ---------
                                                                    $   608      $    --     $  --        $(1,069)       $ 1,677
                                                                  ==========     =======    ======     =============    ==========
Reserves included in Deferred Credits and Other
  Liabilities -- Other in Consolidated Statement of Financial
  Position:
    Injuries and damages.......................................     $11,893      $   629     $ 243        $ 2,660        $10,105
    Environmental testing (2)..................................       8,575           --        --          2,000          6,575
                                                                  -----------    -------    -------    -------------    ---------
                                                                    $20,468      $   629     $ 243        $ 4,660        $16,680
                                                                  ==========     =======    ======     =============    ==========

- ---------------

NOTES:

(1) During 1994, MCN established a reserve for the expected loss relating to the sale of a partnership interest in a gas marketing joint venture. The sale is anticipated to take place during the first half of 1995.

(2) Reference is made to Note 5b to the Consolidated Financial Statements in the 1994 Annual Report to Shareholders of MCN Corporation, page 47. During the year ended December 31, 1993, $6,575,000 was transferred from Deferred Credits and Other Liabilities -- Other to Current Liabilities -- Other. Similarly, $2,000,000 was transferred during the year ended December 31, 1992. Actual expenditures deducted against the reserve in 1993 and 1992 were $2,073,000 and $781,000, respectively.

3. Exhibits, Including Those Incorporated By Reference.

EXHIBIT NO.                                      DESCRIPTION
- -----------    -------------------------------------------------------------------------------
     3-1       Articles of Incorporation of MCN Corporation (Exhibit 3-1 to March 31, 1993
               Form 10-Q).
     3-2       By-Laws of MCN Corporation, as amended (Exhibit 3-2 to March 31, 1993 Form
               10-Q).
     4-1       Rights Plan (Exhibit 28-1 to Form 8-K dated December 20, 1989).
    10-1       MCN Stock Option Plan Post-Effective Amendment No. 1 (Registration Statement
               No. 33-21930-99).
    10-2       Directors' Deferred Fee Plan (Exhibit 10-3 to 1989 Form 10-K).
    10-3       Executive Deferred Compensation Plan (Exhibit 10-4 to 1989 Form 10-K).
    10-4       MCN Corporation Stock Incentive Plan (Exhibit 10-5 to 1989 Form 10-K).
    10-5       Form of Employment Agreement (Exhibit 10-1 to March 31, 1990 Form 10-Q).
    10-6       MCN Corporation Annual Performance Plan (Exhibit 10-6 to 1993 Form 10-K).
    10-7       MCN Corporation Non-Officer Director Stock Award Plan (Exhibit 10-1 to March
               31, 1994 Form 10-Q).
    10-8       MCN Corporation Mandatory Deferred Compensation Plan.*
    13-1       MCN Corporation 1994 Annual Report to Shareholders.*
    21-1       List of MCN Subsidiaries.*
    23-1       Independent Auditors' Consent -- Deloitte & Touche LLP.*
    23-2       Consent of Ryder Scott Company.*
    23-3       Consent of Miller and Lents, Ltd.,*
    24-1       Powers of Attorney.*
    27-1       Financial Data Schedule.*

- ---------------
* Indicates document filed herewith.

References are to MCN (File No. 1-10070) for documents incorporate by reference.

(B) REPORTS ON FORM 8-K:

     MCN filed a report on Form 8-K dated October 21, 1994, under Item 5, with respect to the reporting of its third quarter results of operations.

     MCN filed a report on Form 8-K dated October 26, 1994, under Item 5, with respect to the offering by MCN Michigan Limited Partnership (MCN Michigan) of its 9 3/8% Cumulative Preferred Securities, Series A, liquidation preference $25 per Preferred Security (Preferred Securities). MCN is the general partner of MCN Michigan. A Form of Purchase Agreement was filed as an Exhibit thereto.

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

                                                     MCN CORPORATION

                                          --------------------------------------
                                                       (Registrant)

                                          By:        /s/ Patrick Zurlinden

                                            ------------------------------------
                                                     Patrick Zurlinden
                                                 Vice President, Controller
                                                and Chief Accounting Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

                                                               TITLE                           DATE
                                               --------------------------------------   ------------------

                     *                         Director, Chairman, President and         February 28, 1995
- --------------------------------------------   Chief Executive Officer
            Alfred R. Glancy III

                     *                         Director, Vice Chairman and Chief         February 28, 1995
- --------------------------------------------   Financial Officer
            William K. McCrackin

           /s/ Patrick Zurlinden               Vice President, Controller and Chief      February 28, 1995
- --------------------------------------------   Accounting Officer
             Patrick Zurlinden

                     *                         Director                                  February 28, 1995
- --------------------------------------------
              Stephen E. Ewing

                     *                         Director                                  February 28, 1995
- --------------------------------------------
               Roger Fridholm

                     *                         Director                                  February 28, 1995
- --------------------------------------------
             Frank M. Hennessey

                     *                         Director                                  February 28, 1995
- --------------------------------------------
             Thomas H. Jeffs II

                     *                         Director                                  February 28, 1995
- --------------------------------------------
             Arthur L. Johnson

                     *                         Director                                  February 28, 1995
- --------------------------------------------
              Dale A. Johnson

                     *                         Director                                  February 28, 1995
- --------------------------------------------
            Helen O. Petrauskas

                     *                         Director                                  February 28, 1995
- --------------------------------------------
               Howard F. Sims

        *By:            /s/ Patrick
                  Zurlinden
- --------------------------------------------
             Patrick Zurlinden
              Attorney-in-Fact

                                 EXHIBIT INDEX

EXHIBIT NO.                                  DESCRIPTION OF DOCUMENT
- -----------                                  -----------------------
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

    10-2       Directors' Deferred Fee Plan (Exhibit 10-3 to 1989 Form 10-K).

    10-3       Executive Deferred Compensation Plan (Exhibit 10-4 to 1989 Form 10-K).

    10-4       MCN Corporation Stock Incentive Plan (Exhibit 10-5 to 1989 Form 10-K).

    10-5       Form of Employment Agreement (Exhibit 10-1 to March 31, 1990 Form
               10-Q).

    10-6       MCN Corporation Annual Performance Plan (Exhibit 10-6 to 1993 Form
               10-K).

    10-7       MCN Corporation Non-Officer Director Stock Award Plan (Exhibit 10-1 to
               March 31, 1994 Form 10-Q).

    10-8       MCN Corporation Mandatory Deferred Compensation Plan*.

    13-1       MCN Corporation 1994 Annual Report to Shareholders*.

    21-1       List of MCN Subsidiaries*.

    23-1       Independent Auditors' Consent -- Deloitte & Touche LLP*.

    23-2       Consent of Ryder Scott Company*.

    23-3       Consent of Miller and Lents, Ltd.,*.

    24-1       Powers of Attorney*.

    27-1       Financial Data Schedule*.

- ---------------
* Indicates document filed herewith.

References are to MCN (File No. 1-10070) for documents incorporate by reference.