Form 10-Q
period 1995-03-31
MCN CORP
filed 1995-05-09
CIK 837579

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

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995, OR

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

                                 Yes X      No
                                    ---       ---
     Number of shares outstanding of each of the registrant's classes of common stock, as of April 30, 1995:

               Common Stock, par value $.01 per share: 65,828,408

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                               INDEX TO FORM 10-Q

                        FOR QUARTER ENDED MARCH 31, 1995

                                                                                        PAGE
                                                                                       NUMBER
                                                                                       ------
COVER...............................................................................      i
INDEX...............................................................................     ii
PART I -- FINANCIAL INFORMATION
  Item 1. Financial Statements......................................................      1
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of
          Operations................................................................      5
PART II -- OTHER INFORMATION
  Item 4. Submission of Matters to a Vote of Security Holders.......................     15
  Item 6. Exhibits and Reports on Form 8-K..........................................     15
SIGNATURE...........................................................................     16

                        PART I -- FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                        MCN CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF FINANCIAL POSITION (UNAUDITED)
                             (THOUSANDS OF DOLLARS)

                                                                                      MARCH 31,            DECEMBER 31,
                                                                               ------------------------    ------------
                                                                                  1995          1994           1994
                                                                               ----------    ----------    ------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents, at cost (which approximates market value)......   $   12,764    $   23,916     $   11,547
  Accounts receivable, less allowance for doubtful accounts of $21,217,
    $29,630 and $16,101, respectively.......................................      268,034       326,134        214,158
  Accrued unbilled revenues.................................................       60,323        83,932         83,053
  Gas in inventory (Note 1).................................................       59,277        15,579        131,649
  Property taxes assessed applicable to future periods......................       43,964        40,089         54,728
  Gas receivable............................................................       28,405        17,188         21,069
  Other.....................................................................       26,717        23,320         27,306
                                                                               ----------    ----------    ------------
                                                                                  499,484       530,158        543,510
                                                                               ----------    ----------    ------------
DEFERRED CHARGES AND OTHER ASSETS
  Investment in and advances to joint ventures..............................       64,202        60,541         64,505
  Deferred postretirement benefit cost......................................       19,867        25,406         20,670
  Other.....................................................................      141,536        83,703        123,501
                                                                               ----------    ----------    ------------
                                                                                  225,605       169,650        208,676
                                                                               ----------    ----------    ------------
PROPERTY, PLANT AND EQUIPMENT, at cost
  Gas distribution..........................................................    2,231,588     2,119,117      2,206,462
  Exploration & production..................................................      313,114       104,822        277,118
  Gas gathering & processing................................................       74,020        56,731         67,889
  Computer operations services & other......................................       53,158        39,848         53,356
                                                                               ----------    ----------    ------------
                                                                                2,671,880     2,320,518      2,604,825
  Less -- Accumulated depreciation and depletion............................    1,139,898     1,070,418      1,112,387
                                                                               ----------    ----------    ------------
                                                                                1,531,982     1,250,100      1,492,438
                                                                               ----------    ----------    ------------
                                                                               $2,257,071    $1,949,908     $2,244,624
                                                                                =========     =========    ============
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable..........................................................   $  114,162    $  148,407     $  142,647
  Notes payable.............................................................      144,031       105,043        228,807
  Current portion of long-term debt, capital lease obligations and
    redeemable cumulative preferred stock...................................        6,671         6,009          7,319
  Gas inventory equalization (Note 1).......................................       67,808       109,155             --
  Federal income, property and other taxes payable..........................       86,541        96,394         86,972
  Refunds payable to customers..............................................        5,760        11,120         19,560
  Customer deposits.........................................................       10,485        10,940         11,581
  Other.....................................................................       61,291        73,490         67,809
                                                                               ----------    ----------    ------------
                                                                                  496,749       560,558        564,695
                                                                               ----------    ----------    ------------
DEFERRED CREDITS AND OTHER LIABILITIES
  Accumulated deferred income taxes.........................................      101,698        72,706         93,326
  Unamortized investment tax credit.........................................       38,213        40,101         38,684
  Tax benefits amortizable to customers.....................................      113,344       128,279        115,067
  Accrued postretirement benefit cost.......................................        9,290        11,179         26,060
  Minority interest.........................................................       18,478        18,185         18,670
  Other.....................................................................      115,577        70,993         88,490
                                                                               ----------    ----------    ------------
                                                                                  396,600       341,443        380,297
                                                                               ----------    ----------    ------------
LONG-TERM DEBT, including capital lease obligations.........................      601,081       514,661        685,519
                                                                               ----------    ----------    ------------
REDEEMABLE CUMULATIVE PREFERRED SECURITIES OF SUBSIDIARIES..................      100,000         2,618        102,618
                                                                               ----------    ----------    ------------
COMMITMENTS AND CONTINGENCIES (Note 3)
COMMON SHAREHOLDERS' EQUITY
  Common stock..............................................................          658           591            598
  Additional paid-in capital................................................      434,476       320,907        331,571
  Retained earnings.........................................................      228,137       210,014        179,862
  Unearned compensation and ESOP benefit....................................         (630)         (884)          (536)
                                                                               ----------    ----------    ------------
                                                                                  662,641       530,628        511,495
                                                                               ----------    ----------    ------------
                                                                               $2,257,071    $1,949,908     $2,244,624
                                                                                =========     =========    ============

The notes to the consolidated financial statements are an integral part of this statement.

                        MCN CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                      (THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                            THREE MONTHS ENDED          TWELVE MONTHS ENDED
                                                                 MARCH 31,                   MARCH 31,
                                                           ---------------------     -------------------------
                                                             1995         1994          1995           1994
                                                           --------     --------     ----------     ----------
OPERATING REVENUES......................................   $547,968     $656,757     $1,437,011     $1,577,063
                                                           --------     --------     ----------     ----------
OPERATING EXPENSES
  Cost of gas...........................................    288,295      392,017        719,714        900,138
  Operation and maintenance.............................    104,329      106,899        396,655        359,110
  Depreciation, depletion and amortization..............     29,013       24,052        108,581         85,435
  Property and other taxes..............................     18,822       20,235         63,575         65,580
                                                           --------     --------     ----------     ----------
    Total operating expenses............................    440,459      543,203      1,288,525      1,410,263
                                                           --------     --------     ----------     ----------
OPERATING INCOME........................................    107,509      113,554        148,486        166,800
                                                           --------     --------     ----------     ----------
EQUITY IN EARNINGS OF JOINT VENTURES....................      1,244        1,598          5,935          8,541
                                                           --------     --------     ----------     ----------
OTHER INCOME AND (DEDUCTIONS)
  Interest income.......................................      1,813        1,877          6,429          6,079
  Interest on long-term debt............................    (11,319)      (8,139)       (41,393)       (29,905)
  Other interest expense................................     (4,124)      (2,420)       (12,439)       (10,260)
  Dividends on preferred securities of subsidiaries.....     (2,418)        (136)        (4,300)          (666)
  Minority interest.....................................       (564)        (761)        (2,682)        (3,298)
  Other.................................................     (1,081)        (690)        (6,032)        (5,765)
                                                           --------     --------     ----------     ----------
    Total other income and (deductions).................    (17,693)     (10,269)       (60,417)       (43,815)
                                                           --------     --------     ----------     ----------
INCOME BEFORE INCOME TAXES..............................     91,060      104,883         94,004        131,526
INCOME TAX PROVISION....................................     29,470       35,761         23,768         43,658
                                                           --------     --------     ----------     ----------
NET INCOME..............................................   $ 61,590     $ 69,122     $   70,236     $   87,868
                                                           =========    =========    ==========     ==========
EARNINGS PER SHARE......................................   $   1.02     $   1.17     $     1.18     $     1.49
                                                           =========    =========    ==========     ==========
AVERAGE COMMON SHARES OUTSTANDING.......................     60,595       59,088         59,766         58,824
                                                           =========    =========    ==========     ==========
DIVIDENDS DECLARED PER SHARE............................   $  .2225     $  .2150     $    .8750     $    .8500
                                                           =========    =========    ==========     ==========

            CONSOLIDATED STATEMENT OF RETAINED EARNINGS (UNAUDITED)
                             (THOUSANDS OF DOLLARS)

                                                             THREE MONTHS ENDED         TWELVE MONTHS ENDED
                                                                  MARCH 31,                  MARCH 31,
                                                            ---------------------      ----------------------
                                                              1995         1994          1995          1994
                                                            --------     --------      --------      --------
BALANCE -- Beginning of period..........................    $179,862     $153,589      $210,014      $172,128
ADD -- Net income.......................................      61,590       69,122        70,236        87,868
                                                            --------     --------      --------      --------
                                                             241,452      222,711       280,250       259,996
DEDUCT -- Cash dividends declared on common stock.......      13,315       12,697        52,110        49,979
          Other.........................................          --           --             3             3
                                                            --------     --------      --------      --------
BALANCE -- End of period................................    $228,137     $210,014      $228,137      $210,014
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

                        MCN CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                             (THOUSANDS OF DOLLARS)

                                                                                          THREE MONTHS ENDED
                                                                                              MARCH 31,
                                                                                       ------------------------
                                                                                         1995           1994
                                                                                       --------       ---------
CASH FLOW FROM OPERATING ACTIVITIES
  Net income........................................................................   $ 61,590       $  69,122
  Adjustments to reconcile net income to net cash provided from operating activities
    Depreciation, depletion and amortization
      Per statement of income.......................................................     29,013          24,052
      Charged to other accounts.....................................................      1,865           1,586
    Deferred income taxes and investment tax credit -- net..........................      6,178          (2,781)
    Equity in earnings of joint ventures, net of distributions......................         92          (1,386)
    Other...........................................................................        261             777
                                                                                       --------       ---------
                                                                                         98,999          91,370
    Changes in assets and liabilities, exclusive of changes shown separately........     52,347         126,318
                                                                                       --------       ---------
      Net cash provided from operating activities...................................    151,346         217,688
                                                                                       --------       ---------
CASH FLOW FROM FINANCING ACTIVITIES
  Notes payable -- net..............................................................    (86,055)       (175,261)
  Common stock dividends paid.......................................................    (13,315)        (12,697)
  Issuance of common stock (Note 2).................................................    102,964           3,885
  Revolving credit facility -- net..................................................    (80,000)         21,100
  Retirement of long-term debt and preferred stock..................................     (4,671)         (4,252)
  Other.............................................................................       (671)           (787)
                                                                                       --------       ---------
      Net cash used for financing activities........................................    (81,748)       (168,012)
                                                                                       --------       ---------
CASH FLOW FROM INVESTING ACTIVITIES
  Capital expenditures..............................................................    (74,768)        (38,651)
  Investment in joint ventures......................................................     (1,560)         (2,014)
  Sale of investment in joint ventures..............................................      7,628              --
  Return of investment from joint ventures..........................................         --           3,223
  Other.............................................................................        319            (792)
                                                                                       --------       ---------
      Net cash used for investing activities........................................    (68,381)        (38,234)
                                                                                       --------       ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS...........................................      1,217          11,442
CASH AND CASH EQUIVALENTS, JANUARY 1................................................     11,547          12,474
                                                                                       --------       ---------
CASH AND CASH EQUIVALENTS, MARCH 31.................................................   $ 12,764       $  23,916
                                                                                       ========       =========
CHANGES IN ASSETS AND LIABILITIES, EXCLUSIVE OF CHANGES SHOWN SEPARATELY
  Accounts receivable -- net........................................................   $(53,876)      $ (89,200)
  Accrued unbilled revenues.........................................................     22,730          17,395
  Gas in inventory..................................................................     72,372          29,984
  Gas receivable....................................................................     (7,335)         (6,229)
  Accounts payable..................................................................    (28,485)         21,111
  Deferred income taxes -- current..................................................     (1,880)         (7,470)
  Gas inventory equalization........................................................     67,808         109,155
  Federal income, property and other taxes payable..................................       (431)         32,614
  Refunds payable to customers......................................................    (13,800)            326
  Other current assets and liabilities..............................................      3,792          12,776
  Deferred assets and liabilities...................................................     (8,548)          5,856
                                                                                       --------       ---------
                                                                                       $ 52,347       $ 126,318
                                                                                       ========       =========
SUPPLEMENTAL DISCLOSURES
  Interest paid, net of amounts capitalized.........................................   $  9,416       $   6,860
                                                                                       ========       =========
  Federal income taxes received.....................................................   $ (1,309)      $      --
                                                                                       ========       =========

The notes to the consolidated financial statements are an integral part of this statement.

                        MCN CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. GAS IN INVENTORY

     Inventory gas is priced on a last-in, first-out (LIFO) basis. In anticipation that interim inventory reductions will be replaced prior to year end, the cost of gas for net withdrawals from inventory is recorded at the estimated average purchase rate for the calendar year. The excess of these charges over the LIFO cost is credited to the gas inventory equalization account. During interim periods when there are net injections to inventory, the equalization account is reversed. Approximately 42.8 billion cubic feet (Bcf) and 20.2 Bcf of gas was in inventory at March 31, 1995 and 1994, respectively.

2. COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL

     In March 1995, MCN sold 5,750,000 shares of new common stock in a public offering, generating net proceeds of approximately $99,000,000.

3. CONTINGENCIES

     As described in MCN's 1994 Annual Report on Form 10-K, the Federal Energy Regulatory Commission (FERC) issued an order in 1993 which required Panhandle Eastern Pipe Line Company (Panhandle) to refund to MichCon the costs of certain direct billings totaling $5.4 million plus interest of $4.4 million. During 1994, the FERC issued an order permitting Panhandle to bill MichCon $4.4 million in interest. These costs were accrued in 1994. MichCon's request for rehearing of the 1994 order was denied. MichCon has appealed the issue to the District of Columbia Circuit Court. In March 1995, Panhandle sued MichCon in the United States District Court seeking judgment for the $4.4 million. If MichCon is ultimately unsuccessful in defeating Panhandle's claim, it is anticipated that these costs will be recoverable through the GCR mechanism and therefore, an asset has been recorded for their future recovery.

     MCN is involved in certain legal and administrative proceedings before various courts and governmental agencies concerning claims arising in the ordinary course of business. Management cannot predict the final disposition of such proceedings, but believes that adequate provision has been made for probable losses. It is management's belief, after discussion with legal counsel, that the ultimate resolution of those proceedings still pending will not have a material adverse effect on MCN's financial statements.

4. GENERAL

     There have been no changes in MCN's principal accounting policies from those set forth in MCN's 1994 Annual Report on Form 10-K. Certain reclassifications have been made to the prior year's financial statements to conform with the 1995 presentation.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     EARNINGS SUPPRESSED BY WARM WEATHER -- MCN reported earnings of $61.6 million ($1.02 per share) for the first quarter of 1995, a decrease of $7.5 million ($.15 per share) from the 1994 quarter. Earnings for the 1995 twelve-month period decreased $17.7 million ($.31 per share) from the corresponding 1994 period. A summary of financial performance follows:

                                                                   QUARTER            12 MONTHS
                                                               ---------------     ---------------
                                                               1995      1994      1995      1994
                                                               -----     -----     -----     -----
NET INCOME (in Millions)
  Gas Distribution.........................................    $56.7     $66.0     $51.6     $75.4
  Diversified Services.....................................      4.9       3.1      18.6      12.5
                                                               -----     -----     -----     -----
                                                               $61.6     $69.1     $70.2     $87.9
                                                               =====     =====     =====     =====
EARNINGS PER SHARE
  Gas Distribution.........................................    $ .94     $1.12     $ .87     $1.28
  Diversified Services.....................................      .08       .05       .31       .21
                                                               -----     -----     -----     -----
                                                               $1.02     $1.17     $1.18     $1.49
                                                               =====     =====     =====     =====

- --------------------------------------------------------------------------------

     STRATEGIC DIRECTION -- MCN's strategic direction is to invest in a portfolio of gas-related projects, including gas distribution, exploration and production, gathering and processing systems, storage projects, cogeneration facilities and other areas of expertise. MCN is continuing to pursue opportunities in these areas through both its Gas Distribution and Diversified Services businesses, as subsequently discussed.

GAS DISTRIBUTION

     RESULTS REFLECT 13.7% WARMER WEATHER -- Earnings decreased $9.3 million and $23.8 million for the 1995 quarter and twelve-month period, respectively, as compared to the 1994 periods. The decrease in earnings for both periods was primarily due to lower gas deliveries resulting from significantly warmer weather from the comparable periods last year. Under normal weather conditions, earnings for the 1995 quarter would have been $61.4 million ($1.02 per share) compared to $59.0 million ($1.00 per share) for the 1994 quarter. Likewise, weather adjusted earnings for the 1995 twelve-month period were $67.4 million ($1.13 per share) versus $69.3 million ($1.18 per share) in 1994.

                                                                   QUARTER            12 MONTHS
                                                                --------------     ---------------
                                                                1995      1994      1995      1994
                                                                -----     ----     ------     ----
EFFECT OF WEATHER ON GAS MARKETS AND EARNINGS
Percentage Colder (Warmer) than Normal......................     (5.8)%    7.9%     (11.0)%    3.5%
Increase (Decrease) from Normal in:
  Gas Markets (Bcf).........................................     (5.2)     7.8      (17.4)     6.7
  Net Income (Millions).....................................    $(4.7)    $7.0     $(15.8)    $6.1
  Earnings Per Share........................................    $(.08)    $.12     $ (.26)    $.10

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

GROSS MARGIN

     GROSS MARGIN DOWN 9% -- Gas Distribution gross margin (operating revenues less cost of gas) decreased $22.4 million for the 1995 quarter due to lower gas deliveries resulting from the warmer weather. Gross margin for the twelve-month period decreased $9.1 million also due to the effects of warmer weather offset partially by an increase in gas sales rates, reflecting a general rate increase of $15.7 million, effective January 1994.

                                                             QUARTER                12 MONTHS
                                                        -----------------     ---------------------
                                                         1995       1994        1995         1994
                                                        ------     ------     --------     --------
GAS DISTRIBUTION OPERATIONS (in Millions)
Operating Revenues*..................................   $427.8     $540.8     $1,013.1     $1,210.8
Cost of Gas..........................................    212.9      303.5        446.1        634.7
                                                        ------     ------     --------     --------
  Gross Margin.......................................    214.9      237.3        567.0        576.1
                                                        ------     ------     --------     --------
Operating Expenses*
  Operation & Maintenance............................     78.4       87.5        308.1        289.2
  Depreciation, Depletion & Amortization.............     22.3       21.3         85.8         77.1
  Property & Other Taxes.............................     16.7       18.9         56.5         61.5
                                                        ------     ------     --------     --------
                                                         117.4      127.7        450.4        427.8
                                                        ------     ------     --------     --------
Operating Income.....................................     97.5      109.6        116.6        148.3
                                                        ------     ------     --------     --------
Equity in Earnings of Joint Ventures.................       .4         .8          1.6          3.8
                                                        ------     ------     --------     --------
Other Income & (Deductions)*
  Interest Income....................................      1.0        1.4          3.8          4.7
  Interest on Long-Term Debt.........................     (8.3)      (6.6)       (29.7)       (25.9)
  Other Interest Expense.............................     (3.0)      (2.2)        (9.9)        (8.1)
  Other..............................................      (.8)       (.8)        (5.3)        (6.4)
                                                        ------     ------     --------     --------
                                                         (11.1)      (8.2)       (41.1)       (35.7)
                                                        ------     ------     --------     --------
Income Before Income Taxes...........................     86.8      102.2         77.1        116.4
                                                        ------     ------     --------     --------
Income Taxes.........................................     30.1       36.2         25.5         41.0
                                                        ------     ------     --------     --------
Net Income...........................................   $ 56.7     $ 66.0     $   51.6     $   75.4
                                                        ======     ======      =======      =======

*Includes intercompany transactions

     Gas sales and end user transportation deliveries in total decreased in the 1995 quarter and twelve-month period by 16.8 Bcf and 23.2 Bcf, respectively, due mainly to warmer weather. However, the effect of weather for the 1995 twelve-month period was partially offset by growth in the end user transportation market.

                                                                   QUARTER            12 MONTHS
                                                               ---------------     ---------------
                                                               1995      1994      1995      1994
                                                               -----     -----     -----     -----
GAS DISTRIBUTION MARKETS (in Bcf)
Gas Sales...................................................    90.5     106.0     188.9     218.4
End User Transportation.....................................    43.6      44.9     138.7     132.4
Intermediate Transportation*................................   105.9     107.7     301.9     313.1
                                                               -----     -----     -----     -----
                                                               240.0     258.6     629.5     663.9
                                                               =====     =====     =====     =====

*Includes intercompany volumes

     Intermediate transportation deliveries decreased in the 1995 quarter and twelve-month period primarily as the result of reduced volumes transported for Canadian customers, partially offset by increased transportation for

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

Michigan gas producers and brokers. Profit margins on intermediate transportation services are considerably less than margins on gas sales or for end user transportation markets.

     There has been a significant increase in Michigan Antrim gas production over the past few years, resulting in a growing demand by gas producers and brokers for intermediate transportation services. The increased demand has resulted from time to time in capacity constraints on MichCon's northern Michigan pipeline system. In March 1995, MichCon received approval from the Michigan Public Service Commission (MPSC) to expand its transportation system. The expansion project will require approximately $40 million for additional pipeline and related facilities. Construction is planned to commence this summer and to be completed by the fall of 1995. The expanded system, in conjunction with existing facilities, is expected to transport approximately 135 Bcf of Antrim gas annually, generating revenues of approximately $12 million per year.

COST OF GAS

     Cost of gas is affected by variations in sales volumes and cost of gas rates. Through the Gas Cost Recovery (GCR) mechanism, MichCon's rates are set to recover 100% of prudently and reasonably incurred gas costs. Therefore, significant fluctuations in total gas costs have little effect on gross margins or earnings.

     Cost of gas sold decreased in the 1995 quarter and twelve-month period due to lower sales volumes resulting from the warmer weather as well as lower prices paid for natural gas in the spot market. The decrease in market prices paid for gas resulted in a decrease in the cost of gas sold per thousand cubic feet of $.60 (20.2%) and $.65 (21.6%) in the 1995 quarter and twelve-month period, respectively, from the comparable 1994 periods.

     A majority of MichCon's interstate gas supply contracts are priced based on natural gas spot indices. To mitigate price volatility associated with gas purchases, MichCon has reserved the right to fix the prices it pays under some of these contracts. In order to capture declining gas prices during 1994, MichCon fixed the price on approximately 34 Bcf of gas in advance of the month of purchase. As a result of a further decline in gas prices during 1994, MichCon's cost of gas would have been approximately $10.0 million (1.9%) lower in 1994 had it not fixed these prices.

     MichCon filed its 1994 GCR reconciliation case with the MPSC in February 1995. In this case, the MPSC will decide whether MichCon's 1994 gas costs were reasonable and prudent. To date, MichCon's 1994 gas purchase practices have not been challenged. An order is expected at the end of 1995. MichCon believes that it acted reasonably and prudently by fixing the gas prices based upon the information available at the time.

     As described in MCN's 1994 Annual Report on Form 10-K, the Federal Energy Regulatory Commission (FERC) issued an order in 1993 which required Panhandle Eastern Pipe Line Company (Panhandle) to refund to MichCon the costs of certain direct billings totaling $5.4 million plus interest of $4.4 million. During 1994, the FERC issued an order permitting Panhandle to bill MichCon for $4.4 million in interest. These costs were accrued in 1994. MichCon's request for rehearing of the 1994 order was denied. MichCon has appealed the issue to the District of Columbia Circuit Court. In March 1995, Panhandle sued MichCon in the United States (U.S.) District Court seeking judgment for the $4.4 million. If MichCon is ultimately unsuccessful in defeating Panhandle's claim, it is anticipated that these costs will be recoverable through the GCR mechanism and therefore, an asset has been recorded for their future recovery.

OTHER OPERATING EXPENSES

     Operation and maintenance expenses were lower in the 1995 quarter due to lower uncollectible accounts resulting from warmer than normal weather and a reduction in retirement benefit costs. Operation and maintenance expenses increased for the 1995 twelve-month period due to higher postretirement benefit costs

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

of $25.2 million being recognized as a result of the new accounting requirements under Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions." These costs are being recovered in rates that became effective in January 1994. Management's continuing efforts to reduce operating costs contributed to the decrease in operation and maintenance expenses for the 1995 quarter and partially offset the increase for the 1995 twelve-month period.

     In March 1995, the U.S. House of Representatives voted to eliminate all funding for the Low-Income Home Energy Assistance Program (LIHEAP). Subsequently, the U.S Senate voted to restore the program's $1.3 billion appropriation. Currently, delegates from the House and Senate are organizing to meet to resolve the differences between the House and Senate packages. MichCon continues its vigorous efforts to maintain this funding. LIHEAP funding currently provides approximately $78 million in heating assistance to 385,000 Michigan households through the Department of Social Services, with approximately 40% of the funds going to MichCon customers.

     Depreciation and depletion increased for the 1995 quarter and twelve-month period due mainly to higher plant balances, reflecting capital expenditures of $289.1 million over the past two calendar years. The 1995 twelve-month period also reflects higher depreciation rates that were implemented in January 1994.

     Property and other taxes for the 1995 quarter and twelve-month period reflect a decrease in Michigan single business taxes due primarily to lower earnings. In addition, the 1995 periods also reflect lower property taxes due to changes in Michigan legislation, partially offset by increased taxes due to higher property balances.

EQUITY IN EARNINGS OF JOINT VENTURES

     Earnings from joint ventures decreased for the 1995 quarter and twelve-month period due primarily to higher operating and interest expenses incurred by the Blue Lake gas storage venture. MCN's 50% interest in the Blue Lake project is owned equally by Gas Distribution and Diversified Services.

     MCN TO ACQUIRE AN INTEREST IN MISSOURI UTILITY -- During the 1995 quarter, MCN agreed to acquire an approximately 50% interest in an entity formed to construct, own and operate a natural gas transmission and distribution system located in southern Missouri. The agreement is subject to MCN obtaining assurance from the Securities and Exchange Commission (SEC) that the acquisition is consistent with its exemption under the Public Utility Holding Company Act of 1935. Construction of the system, which began in March 1995, is expected to be completed in early 1997 at a cost of approximately $40 million. The 475 mile pipeline system will initially provide service to approximately 10,000 customers.

OTHER INCOME & DEDUCTIONS

     The increase in other income and deductions for the 1995 quarter and twelve-month period reflects additional interest expense relating to the issuance of $80 million of first mortgage bonds in September 1994. In addition, the interest on varying levels of pending customer refunds contributed to the 1995 twelve-month period increase.

INCOME TAXES

     Income taxes decreased for the 1995 quarter and twelve-month period due to reduced earnings and the favorable resolution of prior years' tax issues.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

DIVERSIFIED SERVICES

     EARNINGS INCREASE 58% -- The Diversified Services group continued to make an increasing contribution to MCN's earnings. Earnings increased $1.8 million ($.03 per share) for the current quarter and $6.1 million ($.10 per share) for the twelve-month period. Higher earnings from both the gas services and the computer operations services segments resulted in the improvement, as subsequently discussed.

                                                                QUARTER              12 MONTHS
                                                           -----------------     -----------------
                                                            1995       1994       1995       1994
                                                           ------     ------     ------     ------
DIVERSIFIED SERVICES OPERATIONS (in Millions)
Operating Revenues*
  Gas Services..........................................   $104.0     $103.5     $357.9     $313.6
  Computer Operations Services..........................     25.7       20.1       93.8       78.3
                                                           ------     ------     ------     ------
                                                            129.7      123.6      451.7      391.9
                                                           ------     ------     ------     ------
Operating Expenses*
  Gas Services..........................................     93.4       98.7      325.0      294.5
  Computer Operations Services..........................     23.4       18.7       86.3       71.9
  Corporate & Other.....................................      2.9        2.2        8.6        6.9
                                                           ------     ------     ------     ------
                                                            119.7      119.6      419.9      373.3
                                                           ------     ------     ------     ------
Operating Income (Loss)
  Gas Services
     Exploration & Production...........................      5.6         .4       18.9        2.5
     Gas Marketing & Cogeneration.......................      3.3        2.2        6.3        7.5
     Gas Gathering & Processing.........................      1.7        2.2        7.7        9.1
                                                           ------     ------     ------     ------
                                                             10.6        4.8       32.9       19.1
  Computer Operations Services..........................      2.3        1.4        7.5        6.4
  Corporate & Other.....................................     (2.9)      (2.2)      (8.6)      (6.9)
                                                           ------     ------     ------     ------
                                                             10.0        4.0       31.8       18.6
                                                           ------     ------     ------     ------
Equity in Earnings of Joint Ventures....................       .8         .8        4.3        4.7
                                                           ------     ------     ------     ------
Other Income & (Deductions)*
  Interest Income.......................................       .3         .5         .4        1.6
  Interest Expense......................................     (3.7)      (1.8)     (12.0)      (6.3)
  Minority Interest.....................................      (.6)       (.8)      (2.7)      (3.3)
  Dividends on preferred securities of subsidiary.......     (2.3)        --       (3.8)        --
  Other.................................................      (.3)        --       (1.3)       (.1)
                                                           ------     ------     ------     ------
                                                             (6.6)      (2.1)     (19.4)      (8.1)
                                                           ------     ------     ------     ------
Income Before Income Taxes..............................      4.2        2.7       16.7       15.2
                                                           ------     ------     ------     ------
Income Taxes
  Current and Deferred Provision........................      1.6        1.0        6.9        6.4
  Federal Gas Production Tax Credits....................     (2.3)      (1.4)      (8.8)      (3.7)
                                                           ------     ------     ------     ------
                                                              (.7)       (.4)      (1.9)       2.7
                                                           ------     ------     ------     ------
Net Income..............................................   $  4.9     $  3.1     $ 18.6     $ 12.5
                                                           ======     ======     ======     ======

*Includes intercompany transactions

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

GAS SERVICES

     OPERATING INCOME INCREASES OVER 120% -- Gas services increase in operating income of $5.8 million for the 1995 quarter and $13.8 million for the 1995 twelve-month period primarily reflects earnings from gas exploration & production operations. The increase for the 1995 quarter also reflects improved results in the gas marketing & cogeneration business.

                                                                    QUARTER           12 MONTHS
                                                                 -------------     ---------------
                                                                 1995     1994     1995      1994
                                                                 ----     ----     -----     -----
DIVERSIFIED SERVICES GAS STATISTICS (in Bcf)
Gas Sales*
  Gas Marketing & Cogeneration................................   43.5     38.5     147.3     122.2
  Exploration & Production**..................................    3.3       --      10.7        .1
Transportation................................................    7.2      5.7      22.1      21.8
                                                                 ----     ----     -----     -----
                                                                 54.0     44.2     180.1     144.1
                                                                 ====     ====     =====     =====
Company Gas Production........................................    6.4      1.5      21.4       3.8
                                                                 ====     ====     =====     =====
Exchange Gas Flows............................................   12.0     10.4      24.6      26.9
                                                                 ====     ====     =====     =====
Gas Processed.................................................    3.2       --       5.2        --
                                                                 ====     ====     =====     =====

* Includes intercompany volumes
**Represents gas sales made directly to third parties by E&P operations. Other
  E&P production is sold to affiliated companies for marketing.

     Exploration & production (E&P) operating income increased $5.2 million and $16.4 million for the 1995 quarter and twelve-month period, respectively. The results reflect a significantly higher level of gas produced due to the start-up of production in early 1993 as well as production from properties that were acquired in mid-1994 and the development of other new projects during 1994 and 1995. Additionally, E&P operations have increased the earnings of the Diversified Services group through the generation of increased federal gas production tax credits.

     E&P operating results were also impacted by lower sales rates and lower unit operating costs being achieved as production volumes have increased. The lower sales prices were mitigated by risk management strategies, as subsequently discussed.

     Gas marketing & cogeneration operating income for the 1995 quarter increased $1.1 million due to more favorable margins on a higher level of gas sales. As discussed below, favorable margins were maintained in part due to the use of natural gas hedging contracts. Profit margins were also affected by additional revenues earned from providing gas peaking services and increased volumes related to exchange gas contracts. Typically under exchange contracts, MCN's gas marketing business delivers gas to customers during periods of peak demand and takes redelivery of the gas at an off-peak time.

     Operating income for the 1995 twelve-month period decreased $1.2 million despite an increase in gas sales of 25.1 Bcf. The decrease reflects higher costs associated with increased storage and transportation capacity. The higher storage and transportation costs were incurred to support further anticipated increases in the level of gas sales in future periods.

     MCN's gas marketing & cogeneration business has several long-term sales contracts in place under which it will sell annual volumes ranging from 10 Bcf to 55 Bcf through 2014.

     RISK MANAGEMENT STRATEGY -- MCN primarily manages price risk through the maintenance of a portfolio of gas supply and gas sale agreements. MCN uses natural gas futures, options and swap contracts to manage

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

net open positions that give rise to price risk. As of March 31, 1994, net open positions over the next ten years are minimal and therefore the price risk has been largely hedged.

     Gas gathering & processing operating income decreased by $.5 million and $1.4 million for the 1995 quarter and twelve-month period, respectively, reflecting a lower average transportation rate. The decrease was partially offset by revenues from volumes transported through new pipeline extensions. The 1995 periods were also favorably affected by income from new gas processing plants that reduce carbon dioxide levels in Michigan Antrim gas.

     In response to an increase in Michigan Antrim gas production, MCN has partnered with others to meet a growing demand for transportation and processing services. MCN will continue to both construct and acquire pipeline extensions and processing plants which interconnect with its existing Gas Distribution and Diversified Services pipeline network.

COMPUTER OPERATIONS SERVICES

     OPERATING INCOME INCREASES OVER 60% -- Computer operations services' operating income increased $.9 million for the current quarter and $1.1 million for the twelve-month period. The improvements reflect higher operating revenues from new business added throughout 1994 and from increased services to existing customers.

CORPORATE & OTHER

     Both the 1995 quarter and twelve-month period reflect increased expenses associated with the development of new projects.

EQUITY IN EARNINGS OF JOINT VENTURES

     Diversified Services earnings from joint ventures decreased $.4 million in the 1995 twelve-month period. The decrease reflects lower earnings from the Blue Lake gas storage venture due to higher operating and interest expenses. Earnings from the gas marketing and gas processing joint ventures have been impacted by the sale of a Canadian gas brokering partnership and two gas processing facilities in the 1995 quarter. The loss in other joint ventures for the 1994 twelve-month period includes a reserve for the write-off of assets related to the natural gas torch business.

                                                               QUARTER              12 MONTHS
                                                           ---------------      -----------------
                                                           1995       1994      1995        1994
                                                           ----       ----      -----       -----
EQUITY IN EARNINGS OF JOINT VENTURES (in Millions)
  Gas Storage...........................................   $1.2       $1.0      $ 4.4       $ 5.4
  Gas Marketing & Cogeneration..........................    (.4)       (.5)      (1.2)       (1.4)
  Gas Gathering & Processing............................     .1         .5        1.3         1.9
  Other.................................................    (.1)       (.2)       (.2)       (1.2)
                                                           ----       ----      -----       -----
                                                           $ .8       $ .8      $ 4.3       $ 4.7
                                                           ====       ====      =====       =====

     In 1993, MCN acquired a 40% interest in a partnership which was formed to own and operate a $120 million, 42 Bcf underground natural gas storage field in southeastern Michigan. In March 1995, MCN acquired the remaining 60% interest in the partnership, giving MCN 100% control over the development of the storage field. However, it is MCN's intention to sell a 50% interest in the project to a third party. The development of the storage field is awaiting the negotiation of long-term storage agreements with potential customers.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

OTHER INCOME & DEDUCTIONS

     The 1995 quarter and twelve-month period reflect higher interest costs on long-term debt due to increased borrowings, at higher interest rates, required to finance capital investments in the Diversified Services operations. Other income and deductions for the 1995 periods also include dividends on $100 million of preferred securities of a subsidiary which were issued in November 1994.

INCOME TAXES

     Income taxes for the 1995 quarter and twelve-month period were favorably impacted by increased federal gas production tax credits related to E&P projects. This impact was offset partially by taxes on improved earnings in all 1995 periods.

CAPITAL RESOURCES AND LIQUIDITY

OPERATING ACTIVITIES

     MCN's cash flow from operating activities totaled $151.3 million for the first quarter of 1995, decreasing $66.4 million from the comparable 1994 quarter. The decrease was due primarily to higher working capital requirements.

                                                                                 QUARTER
                                                                            ------------------
                                                                             1995        1994
                                                                            ------      ------
CASH FLOW FROM OPERATING ACTIVITIES (in Millions)
  Gas Distribution.......................................................   $ 87.7      $ 86.7
  Diversified Services...................................................     11.3         4.7
                                                                            ------      ------
                                                                              99.0        91.4
  Changes in Assets and Liabilities......................................     52.3       126.3
                                                                            ------      ------
  Cash Flow from Operating Activities....................................   $151.3      $217.7
                                                                            ======      ======

FINANCING ACTIVITIES

     MCN sold 5,750,000 shares of new common stock in a public offering during the 1995 first quarter, generating net proceeds of approximately $99 million. Proceeds from the common stock issuance were used to fund capital expenditures, repay loans under bank credit agreements and for general corporate purposes.

     MCN also issues new shares of common stock pursuant to its Dividend Reinvestment and Stock Purchase Plan and various employee benefit plans. During 1995, MCN anticipates the issuance of new shares of common stock pursuant to these plans, generating approximately $16 million. During the 1995 first quarter, MCN issued approximately 226,000 shares, generating $4.0 million.

Gas Distribution

     Cash and cash equivalents normally increase and short-term debt is reduced in the first part of each year as gas inventories are depleted and funds are received from winter heating sales. During the first quarter of 1995, MichCon repaid $88.8 million of short-term debt, including commercial paper. During the latter part of the year, cash and cash equivalents decrease as funds are used to finance increases in gas inventories and customer accounts receivable. To meet its seasonal short-term borrowing needs, MichCon normally issues commercial paper which is backed by credit lines with several banks. MichCon has established credit lines of up to $109 million through August 1995. Commercial paper of $54.7 million was outstanding as of March 31, 1995 under these lines. MichCon's commercial paper is currently rated "A-1" or its equivalent by the major rating agencies.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

     In 1994, MichCon began a Trust Demand Note program which allows MichCon to borrow up to $25 million. As of March 31, 1995, borrowings of $25 million were outstanding under this program, but were repaid in April 1995.

     Cash requirements for capital investments are estimated to be approximately $250 million for 1995. In anticipation of future permanent capital requirements, MichCon filed with and received approval from the MPSC for the authority to issue and sell securities and enter into additional long-term financing arrangements of up to $150 million. In May 1995, MichCon filed a registration statement with the SEC for the issuance of up to $150 million of first mortgage bonds. MichCon's current shelf registrations allow for the issuance of up to an additional $30 million of first mortgage bonds. During the second quarter of 1995, MichCon anticipates issuing approximately $70 million of first mortgage bonds under these shelf registration statements. MichCon's capital requirements and general financial market conditions will affect the timing and amount of future debt issuances. MichCon's capitalization objective is to maintain a ratio of approximately 50% debt to 50% equity. Future long-term debt offerings are expected to carry MichCon's current debt rating of "A."

     Construction of the $40 million transmission and distribution system located in southern Missouri is expected to be funded through $25 million of construction financing and $15 million of partner contributions.

Diversified Services

     In anticipation of future permanent capital requirements, MCN Investment and MCN plan to file a joint shelf registration with the SEC during the second quarter of 1995 for the issuance of up to $200 million of debt securities. MCN Investment's capital requirements and general market conditions will affect the timing and amount of future debt issuances.

     MCN Investment also maintains $320 million of credit lines to finance capital investments and working capital requirements of its gas marketing operations. During the second quarter of 1995, MCN Investment plans to initiate a $400 million commercial paper program. MCN Investment intends to increase its credit lines to allow for all commercial paper issuances to be backed by such lines.

INVESTING ACTIVITIES

     CAPITAL INVESTMENTS IN 1995 TO EXCEED $600 MILLION -- Capital investments increased $47.0 million in the first quarter of 1995 primarily due to higher capital expenditures for Gas Distribution investments and Diversified Services E&P and joint venture cogeneration projects. Gas Distribution capital expenditures included construction of distribution lines to reach communities not previously served by MichCon.

                                                                                  QUARTER
                                                                              ----------------
                                                                              1995       1994
                                                                              -----      -----
CAPITAL INVESTMENTS (in Millions)
Consolidated Capital Expenditures:
  Gas Distribution.........................................................   $28.4      $20.4
  Diversified Services.....................................................    47.8       18.3
                                                                              -----      -----
                                                                               76.2       38.7
                                                                              -----      -----
MCN's Share of Joint Venture Capital Expenditures:
  Gas Cogeneration.........................................................     8.9         --
  Other....................................................................     1.7        1.1
                                                                              -----      -----
                                                                               10.6        1.1
                                                                              -----      -----
Minority Partners' Share of Consolidated Capital Expenditures..............      .1         .1
                                                                              -----      -----
Total Capital Investments..................................................   $86.7      $39.7
                                                                              =====      =====

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

     MCN's strategic direction is to significantly grow MCN by investing in a portfolio of gas-related projects. Accordingly, MCN's capital investments are anticipated to range from $300 to $650 million annually over the next several years. For 1995, MCN anticipates investing approximately $250 million in Gas Distribution to add new customers and develop new gas transportation markets. Another $400 million is expected to be spent in Diversified Services, of which $200 million will be in exploration and production, $40 million to develop the Michigan Power cogeneration facility and the remainder primarily in gas storage and gathering pipeline projects.

     The proposed level of investments in 1995 and future years will increase capital requirements materially in excess of internally generated funds and require the issuance of additional debt and equity securities. MCN's capitalization objective is to maintain a ratio of approximately 50% debt to 50% equity, excluding nonrecourse project debt. Including nonrecourse debt, MCN has targeted a ratio of approximately 60% debt to 40% equity. It is management's opinion that MCN and its subsidiaries will have sufficient capital resources, both internal and external, to meet anticipated capital requirements.

                          PART II -- OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     MCN held its Annual Meeting of Shareholders on April 27, 1995. As of February 27, 1995, the record date for determination of shareholders entitled to vote at the Annual Meeting, there were 59,986,300 shares outstanding and entitled to vote. Of these shares, 49,708,735, or 82.9%, were present by proxy, and 10,277,565 shares were not voted.

     At the Annual Meeting, shareholders voted:

          1) To elect the following Directors to serve for three year terms:

                                                                           NUMBER OF SHARES
                                                       NUMBER OF SHARES      WITHHOLDING
                           DIRECTOR                     CONSENTING FOR         CONSENT
          ------------------------------------------   ----------------    ----------------
          Thomas H. Jeffs II........................       49,168,196           540,539
          Arthur L. Johnson.........................       49,101,414           607,321
          Dale A. Johnson...........................       49,175,774           532,961
          William K. McCrackin......................       49,024,331           684,404

          2) To approve an amendment to the MCN Corporation Stock Incentive Plan to increase the number of shares of MCN Common Stock, par value $.01 per share, authorized to be issued under the plan, with 42,913,386 shares voted for ratification of the amendment, 5,877,630 shares voted against, and abstentions of 917,719 shares.

          3) To appoint Deloitte & Touche LLP as independent auditors for the year ending December 31, 1995, with 49,207,949 shares voted for ratification of the appointment, 169,835 shares voted against, and abstentions of 330,951 shares.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

EXHIBIT
NUMBER                                 DESCRIPTION
- ------    ---------------------------------------------------------------------
  10-1    MCN Corporation Stock Incentive Plan, as amended.
  27-1    Financial Data Schedule.

     (b) Reports on Form 8-K

     MCN filed a report on Form 8-K dated March 14, 1995, under Item 5, with respect to the offering of its Common Stock (par value $.01 per share) in which the Form of Purchase Agreement was filed as an Exhibit.

     MCN filed an additional report on Form 8-K dated March 14, 1995, under Item 5, in connection with gas purchases during 1994 of Michigan Consolidated Gas Company, a wholly owned subsidiary of MCN.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MCN CORPORATION

Date: May 9, 1995                         By:       /s/ Patrick Zurlinden

                                          --------------------------------------
                                                      Patrick Zurlinden
                                                 Vice President, Controller
                                                and Chief Accounting Officer