Form 10-Q/A
period 1995-03-31
MCN CORP
filed 1995-05-10
CIK 837579

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ------------------------

                                  FORM 10-Q/A


                                AMENDMENT NO. 1


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


net open positions that give rise to price risk. As of March 31, 1995, net open positions over the next ten years are minimal and therefore the price risk has been largely hedged.


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

                                          MCN CORPORATION


Date: May 10, 1995                        By:       /s/ Patrick Zurlinden

                                          --------------------------------------
                                                      Patrick Zurlinden
                                                 Vice President, Controller
                                                and Chief Accounting Officer