Form 10-Q
period 1995-06-30
MCN CORP
filed 1995-08-07
CIK 837579

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                _______________

                                   FORM 10-Q

(Mark One)

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995, or

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

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

                         Yes  __X__             No _____

Number of shares outstanding of each of the registrant's classes of common stock, as of July 31, 1995:

               Common Stock, par value $.01 per share: 66,045,991

===============================================================================

                            INDEX TO FORM 10-Q

                     For Quarter Ended June 30, 1995


                                                              Page
                                                             Number
                                                             ------
        COVER                                                   i

        INDEX                                                  ii

        PART I -- FINANCIAL INFORMATION
          Item 1.  Financial Statements                         1
          Item 2.  Management's Discussion and Analysis of
                   Financial Condition and
                   Results of Operations                        6

        PART II -- OTHER INFORMATION
          Item 6.  Exhibits and Reports on Form 8-K            17

        SIGNATURE                                              18

                        PART I -- FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                        MCN CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF FINANCIAL POSITION (Unaudited)
                             (Thousands of Dollars)

                                                              JUNE 30,          DECEMBER 31,
                                                      -----------------------   ------------
                                                         1995         1994          1994
                                                      ----------   ----------   ------------
ASSETS
Current Assets
  Cash and cash equivalents, at cost (which
    approximates market value)                        $   44,458   $   11,207    $   11,547
  Accounts receivable, less allowance for doubtful
    accounts of $21,040, $25,694 and $16,101,
    respectively                                         186,574      229,875       214,158
  Accrued unbilled revenues                               14,519       18,705        83,053
  Gas in inventory (Note 1)                               87,549       64,638       131,649
  Property taxes assessed applicable to future
    periods                                               33,117       28,570        54,728
  Gas receivable                                          21,360       13,685        21,069
  Other                                                   29,550       28,371        27,306
                                                      ----------   ----------    ----------
                                                         417,127      395,051       543,510
                                                      ----------   ----------    ----------
Deferred Charges and Other Assets
  Investment in and advances to joint ventures            68,371       60,326        64,505
  Deferred postretirement benefit cost                    17,614       24,727        20,670
  Other                                                  149,084       87,833       123,501
                                                      ----------   ----------    ----------
                                                         235,069      172,886       208,676
                                                      ----------   ----------    ----------
Property, Plant and Equipment, at cost
  Gas distribution                                     2,275,431    2,146,740     2,206,462
  Exploration and production                             365,116      186,935       277,118
  Gas gathering and processing                            76,525       57,300        67,889
  Computer operations and other                           55,466       41,814        53,356
                                                      ----------   ----------    ----------
                                                       2,772,538    2,432,789     2,604,825
  Less -- Accumulated depreciation and depletion       1,168,099    1,095,600     1,112,387
                                                      ----------   ----------    ----------
                                                       1,604,439    1,337,189     1,492,438
                                                      ----------   ----------    ----------
                                                      $2,256,635   $1,905,126    $2,244,624
                                                      ==========   ==========    ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Accounts payable                                    $  150,440   $  142,363    $  142,647
  Notes payable                                           71,243      107,327       228,807
  Current portion of long-term debt, capital lease
    obligations and redeemable cumulative preferred
    stock                                                  7,087        9,937         7,319
  Gas inventory equalization (Note 1)                     36,608       34,156            --
  Federal income, property and other taxes payable        78,348       86,063        86,972
  Refunds payable to customers                             1,258       18,665        19,560
  Customer deposits                                       10,030       10,108        11,581
  Other                                                   56,748       58,513        67,809
                                                      ----------   ----------    ----------
                                                         411,762      467,132       564,695
                                                      ----------   ----------    ----------
Deferred Credits and Other Liabilities
  Accumulated deferred income taxes                      100,499       73,213        93,326
  Unamortized investment tax credit                       37,741       39,629        38,684
  Tax benefits amortizable to customers                  112,639      125,744       115,067
  Accrued postretirement benefit cost                     14,059       18,622        26,060
  Minority interest                                       18,237       18,516        18,670
  Other                                                  100,493       79,573        88,490
                                                      ----------   ----------    ----------
                                                         383,668      355,297       380,297
                                                      ----------   ----------    ----------
Long-Term Debt, including capital lease obligations
  (Note 2b)                                              706,225      555,064       685,519
                                                      ----------   ----------    ----------
Redeemable Cumulative Preferred Securities of
  Subsidiaries                                           100,000        2,618       102,618
                                                      ----------   ----------    ----------
Commitments and Contingencies (Note 4)

Common Shareholders' Equity
  Common stock                                               660          594           598
  Additional paid-in capital                             439,061      324,449       331,571
  Retained earnings                                      215,801      200,748       179,862
  Unearned compensation and ESOP benefit                    (542)        (776)         (536)
                                                      ----------   ----------    ----------
                                                         654,980      525,015       511,495
                                                      ----------   ----------    ----------
                                                      $2,256,635   $1,905,126    $2,244,624
                                                      ==========   ==========    ==========

The notes to the consolidated financial statements are an integral part of this statement.

                        MCN CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF INCOME (Unaudited)
                      (Thousands Except Per Share Amounts)

                                                       THREE MONTHS ENDED     SIX MONTHS ENDED      TWELVE MONTHS ENDED
                                                            JUNE 30,              JUNE 30,                JUNE 30,
                                                      -------------------   -------------------   -----------------------
                                                        1995       1994       1995       1994        1995         1994
                                                      --------   --------   --------   --------   ----------   ----------
Operating Revenues                                    $283,124   $272,567   $831,092   $929,324   $1,447,568   $1,559,836
                                                      --------   --------   --------   --------   ----------   ----------
Operating Expenses
  Cost of gas                                          124,980    126,784    413,275    518,801      717,910      863,214
  Operation and maintenance                             99,976     88,919    204,305    195,818      407,712      365,514
  Depreciation, depletion and amortization              30,023     27,847     59,036     51,899      110,757       92,770
  Property and other taxes                              16,442     16,957     35,264     37,192       63,060       66,472
                                                      --------   --------   --------   --------   ----------   ----------
    Total operating expenses                           271,421    260,507    711,880    803,710    1,299,439    1,387,970
                                                      --------   --------   --------   --------   ----------   ----------
Operating Income                                        11,703     12,060    119,212    125,614      148,129      171,866
                                                      --------   --------   --------   --------   ----------   ----------
Equity in Earnings of Joint Ventures                       823      2,190      2,067      3,788        4,568        7,515
                                                      --------   --------   --------   --------   ----------   ----------
Other Income and (Deductions)
  Interest income                                        1,534      1,317      3,347      3,194        6,646        5,348
  Interest on long-term debt                            (9,834)    (9,128)   (21,153)   (17,267)     (42,099)     (31,755)
  Other interest expense                                (1,585)    (1,598)    (5,709)    (4,018)     (12,426)     (10,471)
  Dividends on preferred securities of subsidiaries     (2,397)      (115)    (4,815)      (251)      (6,582)        (604)
  Minority interest                                       (604)      (707)    (1,168)    (1,468)      (2,579)      (3,211)
  Other                                                    384       (851)      (697)    (1,541)      (4,797)      (6,531)
                                                      --------   --------   --------   --------   ----------   ----------
    Total other income and (deductions)                (12,502)   (11,082)   (30,195)   (21,351)     (61,837)     (47,224)
                                                      --------   --------   --------   --------   ----------   ----------
Income Before Income Taxes                                  24      3,168     91,084    108,051       90,860      132,157
Income Tax Provision (Benefit)                          (2,288)      (309)    27,182     35,452       21,789       42,750
                                                      --------   --------   --------   --------   ----------   ----------
Net Income                                            $  2,312   $  3,477   $ 63,902   $ 72,599   $   69,071   $   89,407
                                                      ========   ========   ========   ========   ==========   ==========
Earnings Per Share                                    $    .04   $    .06   $   1.01   $   1.23   $     1.12   $     1.52
                                                      ========   ========   ========   ========   ==========   ==========
Average Common Shares Outstanding                       65,884     59,296     63,254     59,192       61,409       59,008
                                                      ========   ========   ========   ========   ==========   ==========
Dividends Declared Per Share                          $  .2225   $  .2150   $  .4450   $  .4300   $    .8825   $    .8550
                                                      ========   ========   ========   ========   ==========   ==========

            CONSOLIDATED STATEMENT OF RETAINED EARNINGS (Unaudited)
                             (Thousands of Dollars)

                                                     THREE MONTHS ENDED     SIX MONTHS ENDED    TWELVE MONTHS ENDED
                                                          JUNE 30,              JUNE 30,              JUNE 30,
                                                    -------------------   -------------------   -------------------
                                                      1995       1994       1995       1994       1995       1994
                                                    --------   --------   --------   --------   --------   --------
Balance -- Beginning of period                      $228,137   $210,014   $179,862   $153,589   $200,748   $161,772
Add -- Net income                                      2,312      3,477     63,902     72,599     69,071     89,407
                                                    --------   --------   --------   --------   --------   --------
                                                     230,449    213,491    243,764    226,188    269,819    251,179
Deduct -- Cash dividends declared on
            common stock                              14,648     12,741     27,963     25,438     54,017     50,428
          Other                                           --          2         --          2          1          3
                                                    --------   --------   --------   --------   --------   --------
Balance -- End of period                            $215,801   $200,748   $215,801   $200,748   $215,801   $200,748
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

                        MCN CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
                             (Thousands of Dollars)

                                                         SIX MONTHS ENDED
                                                             JUNE 30,
                                                      ---------------------
                                                         1995        1994
                                                      ---------   ---------
Cash Flow from Operating Activities
  Net income                                          $  63,902   $  72,599
  Adjustments to reconcile net income to net cash
    provided from operating activities
      Depreciation, depletion and amortization
        Per statement of income                          59,036      51,899
        Charged to other accounts                         3,601       3,269
      Deferred income taxes and investment tax
         credit -- net                                    3,802      (5,281)
      Equity in earnings of joint ventures, net of
        distributions                                     1,937       2,191
      Other                                                  50       1,496
                                                      ---------   ---------
                                                        132,328     126,173
      Changes in assets and liabilities, exclusive
        of changes shown separately                     137,200     161,487
                                                      ---------   ---------
        Net cash provided from operating activities     269,528     287,660
                                                      ---------   ---------

Cash Flow from Financing Activities
  Notes payable -- net                                 (157,564)   (169,077)
  Common stock dividends paid                           (27,963)    (25,438)
  Issuance of common stock (Note 2a)                    107,569       7,354
  Issuance of long-term debt (Note 2b)                   68,764          --
  Revolving credit facility -- net                      (45,000)     60,100
  Retirement of long-term debt and preferred stock       (5,184)     (4,717)
  Other                                                    (707)     (1,089)
                                                      ---------   ---------
        Net cash used for financing activities          (60,085)   (132,867)
                                                      ---------   ---------

Cash Flow from Investing Activities
  Capital expenditures                                 (177,390)   (151,729)
  Investment in joint ventures                          (11,021)     (2,281)
  Sale of investment in joint ventures                   10,803          --
  Other                                                   1,076      (2,050)
                                                      ---------   ---------
        Net cash used for investing activities         (176,532)   (156,060)
                                                      ---------   ---------
Net Increase (Decrease) in Cash and Cash
  Equivalents                                            32,911      (1,267)
Cash and Cash Equivalents, January 1                     11,547      12,474
                                                      ---------   ---------
Cash and Cash Equivalents, June 30                    $  44,458   $  11,207
                                                      =========   =========

Changes in Assets and Liabilities, Exclusive of
  Changes Shown Separately
    Accounts receivable -- net                        $  26,305   $   7,059
    Accrued unbilled revenues                            68,534      82,622
    Gas in inventory                                     44,100     (18,743)
    Property taxes assessed applicable to future
      periods                                            21,611      22,139
    Gas receivable                                         (291)     (5,736)
    Accounts payable                                      7,793      12,305
    Deferred income taxes -- current                     (2,838)    (13,582)
    Gas inventory equalization                           36,608      34,156
    Federal income, property and other taxes payable     (8,624)     22,283
    Refunds payable to customers                        (18,302)      7,871
    Other current assets and liabilities                (13,844)     (9,581)
    Deferred assets and liabilities                     (23,852)     20,694
                                                      ---------   ---------
Supplemental Disclosures                              $ 137,200   $ 161,487
                                                      =========   =========
  Cash paid during the year for:
    Interest, net of amounts capitalized              $  28,960   $  21,683
                                                      =========   =========
    Federal income taxes                              $   9,366   $  16,650
                                                      =========   =========
  Noncash investing and financing activities:
    Property purchased under capital leases           $   2,418   $   1,877
                                                      =========   =========
    Land acquired in exchange for note receivable     $   1,480   $      --
                                                      =========   =========

The notes to the consolidated financial statements are an integral part of this statement.

                        MCN CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


1. Gas in Inventory

      Inventory gas is priced on a last-in, first-out (LIFO) basis. In anticipation that interim inventory reductions will be replaced prior to year end, the cost of gas for net withdrawals from inventory is recorded at the estimated average purchase rate for the calendar year. The excess of these charges over the LIFO cost is credited to the gas inventory equalization account. During interim periods when there are net injections to inventory, the equalization account is reversed. Approximately 70.0 billion cubic feet (Bcf) and 64.9 Bcf of gas was included in inventory at June 30, 1995 and 1994, respectively.


2. Capitalization

      a. Common Stock and Additional Paid-in Capital

            In March 1995, MCN sold 5,750,000 shares of new common stock in a public offering, generating net proceeds of approximately $99,000,000.

      b. Long-Term Debt

            During the second quarter of 1995, MichCon issued the following debt:

                DESCRIPTION                             AMOUNT
                -----------                             ------
      First Mortgage Bonds, 7.50%, due May 2020       $30,000,000
      First Mortgage Bonds, 6.30%, due June 1998      $20,000,000
      First Mortgage Bonds, 6.72%, due June 2003      $ 4,150,000
      First Mortgage Bonds, 6.80%, due June 2003      $15,850,000


3. Lines of Credit

      As of June 30, 1995, MichCon maintained credit lines of up to $109,000,000 which supported its commercial paper program. No commercial paper was outstanding as of June 30, 1995. In July 1995, new credit lines were negotiated to allow for borrowings of up to $100,000,000 under a 364 day revolving credit facility and up to $150,000,000 under a three year revolving credit facility. MichCon anticipates issuing commercial paper in lieu of an equivalent amount of borrowings under lines of credit.

      As of June 30, 1995, MCN Investment maintained credit lines of up to $320,000,000 to finance capital investments and working capital requirements of its subsidiaries. In July 1995, these credit lines were increased to allow for borrowings of up to $100,000,000 under a 364 day revolving credit facility and up to $300,000,000 under a three year revolving credit facility. The facilities support MCN Investment's $400,000,000 commercial paper program that was also established in July 1995. MCN Investment anticipates issuing commercial paper in lieu of an equivalent amount of borrowings under lines of credit.

                        MCN CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(Concluded)


4. Contingencies

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

      MCN reports lower quarterly earnings -- MCN's earnings of $2.3 million ($.04 per share) for the second quarter of 1995 decreased by $1.2 million ($.02 per share) from the 1994 quarter. Earnings for the 1995 six- and twelve-month periods decreased $8.7 million ($.22 per share) and $20.3 million ($.40 per share), respectively, from the comparable 1994 periods. All earnings per share comparisons reflect an increase in the number of average common shares outstanding as a result of MCN's issuance of 5.75 million shares in March 1995. A summary of financial performance follows:

                                     QUARTER         6 MONTHS       12 MONTHS
                                  -------------   -------------   -------------
                                   1995    1994    1995    1994    1995    1994
                                  -----   -----   -----   -----   -----   -----
Net Income (Loss) (in Millions)
Gas Distribution                  $(3.4)  $(1.7)  $53.3   $64.3   $50.0   $72.0
Diversified Services                5.7     5.2    10.6     8.3    19.1    17.4
                                  -----   -----   -----   -----   -----   -----
                                  $ 2.3   $ 3.5   $63.9   $72.6   $69.1   $89.4
                                  =====   =====   =====   =====   =====   =====
Earnings (Loss) Per Share
Gas Distribution                  $(.05)  $(.03)  $ .84   $1.09   $ .81   $1.22
Diversified Services                .09     .09     .17     .14     .31     .30
                                  -----   -----   -----   -----   -----   -----
                                  $ .04   $ .06   $1.01   $1.23   $1.12   $1.52
                                  =====   =====   =====   =====   =====   =====

_______________________________________________________________________________

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

Gas Distribution

      Lower earnings reflect the timing of operating expenses -- Earnings decreased $1.7 million ($.02 per share) for the 1995 quarter as compared to the 1994 period. The decrease was due mainly to the timing of certain operating expenses, primarily uncollectible gas accounts expense, partially offset by the colder weather experienced during the 1995 quarter. Earnings for the 1995 six- and twelve-month periods decreased $11.0 million ($.25 per share) and $22.0 million ($.41 per share), respectively, reflecting lower gas deliveries primarily resulting from warmer weather.

                                                   QUARTER       6 MONTHS       12 MONTHS
                                                -------------   ------------   -------------
                                                1995    1994    1995   1994    1995    1994
                                                -----   -----   -----  -----   -----   -----
Effect of Weather on Gas Markets and Earnings
Percentage Colder (Warmer) than Normal           2.5%   (9.1)%  (4.1)%  4.2%    (9.6)%  2.9%
Increase (Decrease) from Normal in:
  Gas Markets (in Bcf)                            .5    (1.3)   (4.7)   6.4    (15.5)   6.2
  Net Income (in Millions)                      $ .7   $(1.2)  $(4.1)  $5.9   $(13.9)  $5.7
  Earnings Per Share                            $.01   $(.02)  $(.06)  $.10   $ (.23)  $.10


Gross Margin

      Gross margin increases -- Gas Distribution gross margin (operating revenues less cost of gas) increased for the quarter but decreased for the six- and twelve-month periods due to fluctuations in gas deliveries resulting from the weather variations previously discussed. In addition, the twelve-month period decrease was partially offset by an increase in gas sales rates, reflecting a general rate increase of $15.7 million, effective January 1994.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)

                                                QUARTER           6 MONTHS           12 MONTHS
                                            ---------------   ---------------   -------------------
                                             1995     1994     1995     1994      1995       1994
                                            ------   ------   ------   ------   --------   --------
Gas Distribution Operations (in Millions)
Operating Revenues*                         $187.5   $174.3   $615.3   $715.1   $1,026.3   $1,177.5
Cost of Gas                                   73.2     62.4    286.1    365.9      456.9      598.0
                                            ------   ------   ------   ------   --------   --------
  Gross Margin                               114.3    111.9    329.2    349.2      569.4      579.5
                                            ------   ------   ------   ------   --------   --------
Other Operating Expenses*
  Operation & Maintenance                     73.7     69.6    152.1    157.1      312.1      291.4
  Depreciation, Depletion & Amortization      22.9     21.6     45.2     42.9       87.1       80.0
  Property & Other Taxes                      14.3     15.2     31.0     34.1       55.6       61.6
                                            ------   ------   ------   ------   --------   --------
                                             110.9    106.4    228.3    234.1      454.8      433.0
                                            ------   ------   ------   ------   --------   --------
Operating Income                               3.4      5.5    100.9    115.1      114.6      146.5
                                            ------   ------   ------   ------   --------   --------
Equity in Earnings of Joint Ventures            .3       .7       .7      1.4        1.3        3.2
                                            ------   ------   ------   ------   --------   --------
Other Income & (Deductions)*
  Interest Income                              1.1       .7      2.1      2.1        4.2        3.6
  Interest on Long-Term Debt                  (8.4)    (6.6)   (16.7)   (13.2)     (31.5)     (26.1)
  Other Interest Expense                       (.7)    (1.5)    (3.7)    (3.7)      (9.1)      (8.2)
  Other                                        (.9)     (.8)    (1.7)    (1.5)      (5.5)      (6.8)
                                            ------   ------   ------   ------   --------   --------
                                              (8.9)    (8.2)   (20.0)   (16.3)     (41.9)     (37.5)
                                            ------   ------   ------   ------   --------   --------
Income (Loss) Before Income Taxes             (5.2)    (2.0)    81.6    100.2       74.0      112.2
                                            ------   ------   ------   ------   --------   --------
Income Taxes                                  (1.8)     (.3)    28.3     35.9       24.0       40.2
                                            ------   ------   ------   ------   --------   --------
Net Income (Loss)                           $ (3.4)  $ (1.7)  $ 53.3   $ 64.3   $   50.0   $   72.0
                                            ======   ======   ======   ======   ========   ========

*Includes intercompany transactions

      Gas sales and end user transportation deliveries in total were also impacted by the weather, increasing by 9% for the 1995 quarter but decreasing by 6% and 5% for the 1995 six- and twelve-month periods, respectively. Higher demand from large-volume commercial and industrial customers also contributed to the increase in end user transportation deliveries for all the 1995 periods.

                                       QUARTER         6 MONTHS       12 MONTHS
                                    -------------   -------------   -------------
                                    1995    1994    1995    1994    1995    1994
                                    -----   -----   -----   -----   -----   -----
Gas Distribution Markets (in Bcf)
Gas Sales                            31.9    28.5   122.4   134.4   192.4   216.0
End User Transportation              32.3    30.5    75.9    75.5   140.5   135.7
                                    -----   -----   -----   -----   -----   -----
                                     64.2    59.0   198.3   209.9   332.9   351.7
Intermediate Transportation*         64.8    66.4   170.7   174.0   300.2   319.2
                                    -----   -----   -----   -----   -----   -----
                                    129.0   125.4   369.0   383.9   633.1   670.9
                                    =====   =====   =====   =====   =====   =====

*Includes intercompany volumes

      Intermediate transportation deliveries decreased in the 1995 quarter, six- and twelve-month periods primarily as a result of reduced volumes transported for Canadian customers, partially offset by increased transportation of Antrim gas for Michigan gas producers and brokers. Profit margins on intermediate transportation services are considerably less than margins on gas sales or for end user transportation markets.

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

Michigan pipeline system. In March 1995, MichCon received approval from the Michigan Public Service Commission (MPSC) to expand its transportation system. The expansion project will require approximately $40 million for additional pipeline and related facilities. Construction began during the 1995 quarter and will be completed by early 1996. The expanded system, in conjunction with existing facilities, is expected to transport approximately 135 Bcf of Antrim gas annually, generating new revenues of approximately $8 million per year.

      During the 1995 quarter, the MPSC approved MichCon's request to construct and operate a 59 mile loop of the Milford to Belle River Pipeline for approximately $80 million. The pipeline will improve the overall reliability and efficiency of MichCon's gas storage and transmission system by serving as a back-up means of transportation in the event of disruptions in the operation of the existing pipeline or other facilities used to supply gas to MichCon's system. Construction of the pipeline will begin in October 1995 and is expected to be completed by June 1996.

Cost of Gas

      Cost of gas is affected by variations in sales volumes and cost of gas rates. Through the Gas Cost Recovery (GCR) mechanism, MichCon's rates are set to recover 100% of prudently and reasonably incurred gas costs. Therefore, significant fluctuations in total gas costs have little or no effect on gross margins and earnings.

      Cost of gas sold increased in the 1995 quarter due to higher gas volumes sold resulting from the colder weather and an increase of $.09 (4.2%) in the cost of gas sold per thousand cubic feet from the 1994 quarter. Cost of gas sold decreased in the 1995 six- and twelve-month periods due to lower sales volumes resulting from the warmer weather as well as lower prices paid for natural gas in the spot market. The decline in spot market prices resulted in a decrease in the cost of gas sold per thousand cubic feet of $.46 (16.5%) and $.46 (16.3%) in the 1995 six- and twelve-month periods, respectively, from the comparable 1994 periods.

      A majority of MichCon's interstate gas supply contracts are priced based on natural gas spot indices. To mitigate price volatility associated with gas purchases, MichCon has reserved the right to fix the prices it pays under some of these contracts. In order to capture declining gas prices during 1994, MichCon fixed the price on approximately 34 Bcf of gas in advance of the month of purchase. There was a further decline in gas prices during 1994. Had MichCon not fixed these prices, its cost of gas would have been approximately $10.0 million (1.9%) lower in 1994.

      MichCon filed its 1994 GCR reconciliation case with the MPSC in the first quarter of 1995. In this case, the MPSC will decide whether MichCon's 1994 gas costs were reasonable and prudent. In July 1995, an intervenor filed testimony taking issue with some of MichCon's decisions. However, the MPSC Staff did not file any testimony in this case. An order is expected at the end of 1995. MichCon believes that it acted reasonably and prudently by fixing the gas prices based upon the information available at the time.

Other Operating Expenses

      Operation and maintenance expenses were higher in the 1995 quarter due to the timing of uncollectible gas accounts expense and certain other operating expenses. For the 1995 six-month period, the decrease in operation and maintenance expenses primarily reflects a reduction in pension expense. Operation and maintenance expenses increased for the 1995 twelve-month period due to higher postretirement benefit costs being recognized as a result of the new accounting requirements under Statement of Financial Accounting Standards
(SFAS) No. 106, "Employers' Accounting for Postretirement

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)

Benefits Other than Pensions." These costs are being recovered in rates that became effective in January 1994. Management's continuing efforts to reduce operating costs contributed to the decrease in operation and maintenance expenses for the 1995 six-month period and partially offset the increase for the 1995 quarter and twelve-month period.

      In March 1995, the U.S. House of Representatives voted to eliminate all funding for the Low-Income Home Energy Assistance Program (LIHEAP). However, several weeks later the U.S. Senate voted to restore the program's $1.3 billion appropriation. Delegates from the House and Senate later met and agreed upon a LIHEAP target for 1996. The target, a decrease of more than $300 million from what had originally been proposed, was part of a package vetoed by President Clinton. During July 1995, the U.S. House Appropriations Committee adopted 1996 funding legislation that eliminates future energy assistance support. The House is expected to support this funding bill. The Senate, which continues to demonstrate strong bipartisan support for LIHEAP, is expected to take up the 1996 appropriations package in September. President Clinton has threatened to veto the House proposal if not modified. MichCon continues its vigorous efforts to maintain this funding. LIHEAP funding currently provides approximately $78 million in heating assistance to 385,000 Michigan households through the Department of Social Services, with approximately 35% of the funds going to MichCon customers. A portion of any decreased funding may result in increased uncollectibles expense.

      Depreciation and depletion increased in all 1995 periods mainly due to higher plant balances, reflecting capital expenditures of $289.1 million over the past two calendar years. The 1995 twelve-month period also reflects higher depreciation rates that were implemented in January 1994.

      Property and other taxes for the 1995 periods reflect a decrease in Michigan single business taxes due primarily to lower earnings. In addition, the 1995 periods also reflect lower property taxes due to changes in Michigan legislation, partially offset by increased taxes due to higher property balances.

Equity in Earnings of Joint Ventures

      Earnings from joint ventures decreased in all 1995 periods due to lower earnings from the Blue Lake gas storage venture, reflecting a reduction in storage rates and higher interest expense. MCN's 50% interest in the Blue Lake project is owned equally by Gas Distribution and Diversified Services.

      MCN to acquire an interest in Missouri utility -- During the first quarter of 1995, MCN agreed to acquire an approximately 50% interest in an entity formed to construct, own and operate a natural gas transmission and distribution system located in southern Missouri. The agreement is subject to MCN obtaining assurance from the Securities and Exchange Commission (SEC) that the acquisition is consistent with its exemption under the Public Utility Holding Company Act of 1935. Construction of the system, which began in March 1995, is planned to be completed in three phases by early 1997 at a cost of approximately $40 million. Operations are anticipated to begin during the fourth quarter of 1995 when construction of the first phase is completed. The 475 mile pipeline system is expected to provide service to approximately 10,000 customers.

Other Income & Deductions

      The increase in other income and deductions for all of the 1995 periods reflects additional interest expense relating to the issuances of first mortgage bonds of $70 million in the 1995 quarter and $80 million in September 1994.

Income Taxes

      Income taxes decreased for all 1995 periods due primarily to reduced earnings and the favorable resolution of prior years' tax issues.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)

Environmental Matters

      As discussed in MCN's 1994 Annual Report on Form 10-K, MichCon previously submitted a remedial action plan for a former manufactured gas plant site in Muskegon, Michigan. The remedy includes limited excavation and disposal of soils, a new soil cover and, if necessary, a ground water capture and treatment system. During the 1995 quarter, the Michigan Department of Natural Resources
(MDNR) approved that plan and MichCon began the limited excavation and cover portion of the remedy. Offsite work and installation of the ground water system is contingent upon execution of an agreement with the state of Michigan.

      In addition, MichCon was involved in litigation with an adjacent property owner regarding another site. During the 1995 quarter, the property owner agreed to dismiss the litigation.

      MichCon Development Company, a 100% owned subsidiary of MichCon, has a minority interest in four partnerships that are developing Harbortown, a residential development that is being constructed on a 50 acre parcel along the Detroit River. During the 1995 quarter, the MDNR approved a remedial action plan that had been submitted by the Harbortown partnerships. The plan includes certain landscaping requirements and, during future development, excavation controls consistent with occupational safety and health regulations. MichCon Development Company, along with the other general partner, executed an agreement with the state of Michigan regarding implementation of the plan. No further action will be taken by the MDNR.

      Management believes that insurance coverage and the cost deferral and rate recovery mechanism approved by the MPSC will prevent environmental costs from having a material adverse impact on MCN's financial results.

Diversified Services

      Earnings improve for all operating businesses -- The Diversified Services group reported higher 1995 quarterly earnings from all of its operating units, with combined results of $5.7 million ($.09 per share) compared to earnings of $5.2 million ($.09 per share) for the same 1994 period. Earnings increased $2.3 million ($.03 per share) and $1.7 million ($.01 per share) for the 1995 six- and twelve-month periods, respectively, reflecting higher earnings from both the gas services and the computer operations services segments. The continued growth in Diversified Services earnings was partially offset by increased financing costs due to higher interest rates and the additional capital needed to fund capital investments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)

                                                    QUARTER           6 MONTHS         12 MONTHS
                                                ---------------   ---------------   ---------------
                                                 1995     1994     1995     1994     1995     1994
                                                ------   ------   ------   ------   ------   ------
Diversified Services Operations (in Millions)
Operating Revenues*
  Gas Services                                  $ 76.6   $ 84.2   $180.6   $187.7   $350.2   $327.5
  Computer Operations Services                    24.6     19.9     50.3     40.0     98.5     80.3
                                                ------   ------   ------   ------   ------   ------
                                                 101.2    104.1    230.9    227.7    448.7    407.8
                                                ------   ------   ------   ------   ------   ------
Operating Expenses*
  Gas Services                                    67.3     77.3    160.7    176.0    315.1    301.6
  Computer Operations Services                    22.8     18.5     46.2     37.2     90.6     73.5
  Corporate & Other                                2.8      1.8      5.7      4.0      9.5      7.3
                                                ------   ------   ------   ------   ------   ------
                                                  92.9     97.6    212.6    217.2    415.2    382.4
                                                ------   ------   ------   ------   ------   ------
Operating Income (Loss)
  Gas Services
    Exploration & Production                       4.3      2.8      9.9      3.2     20.3      5.5
    Gas Marketing & Cogeneration                   2.9      2.2      6.2      4.4      6.9     11.5
    Gas Gathering & Processing                     2.1      1.9      3.8      4.1      7.9      8.9
                                                ------   ------   ------   ------   ------   ------
                                                   9.3      6.9     19.9     11.7     35.1     25.9
  Computer Operations Services                     1.8      1.4      4.1      2.8      7.9      6.8
  Corporate & Other                               (2.8)    (1.8)    (5.7)    (4.0)    (9.5)    (7.3)
                                                ------   ------   ------   ------   ------   ------
                                                   8.3      6.5     18.3     10.5     33.5     25.4
                                                ------   ------   ------   ------   ------   ------
Equity in Earnings of Joint Ventures                .5      1.5      1.4      2.3      3.3      4.3
                                                ------   ------   ------   ------   ------   ------
Other Income & (Deductions)*
  Interest Income                                   .2       .7      1.0      1.2      2.2      1.8
  Interest Expense                                (2.3)    (2.7)    (6.5)    (4.5)   (13.9)    (8.0)
  Dividends on Preferred Securities of
    Subsidiary                                    (2.4)      --     (4.7)      --     (6.2)      --
  Minority Interest                                (.6)     (.7)    (1.2)    (1.5)    (2.6)    (3.3)
  Other                                            1.5      (.2)     1.1      (.2)      .5      (.2)
                                                ------   ------   ------   ------   ------   ------
                                                  (3.6)    (2.9)   (10.3)    (5.0)   (20.0)    (9.7)
                                                ------   ------   ------   ------   ------   ------
Income Before Income Taxes                         5.2      5.1      9.4      7.8     16.8     20.0
                                                ------   ------   ------   ------   ------   ------
Income Taxes
  Current and Deferred Provision                   2.0      1.9      3.6      3.0      6.9      8.1
  Federal Gas Production Tax Credits              (2.5)    (2.0)    (4.8)    (3.5)    (9.2)    (5.5)
                                                ------   ------   ------   ------   ------   ------
                                                   (.5)     (.1)    (1.2)     (.5)    (2.3)     2.6
                                                ------   ------   ------   ------   ------   ------
Net Income                                      $  5.7   $  5.2   $ 10.6   $  8.3   $ 19.1   $ 17.4
                                                ======   ======   ======   ======   ======   ======

*Includes intercompany transactions

Gas Services

      Operating income increases 35% -- Gas services' increase in operating income of $2.4 million, $8.2 million and $9.2 million for the 1995 quarter, six- and twelve-month periods, respectively, primarily reflects higher earnings from gas exploration & production operations. The increase for the 1995 quarter also reflects improved results in the gas marketing & cogeneration business as well as the gas gathering & processing business.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)

                                                 QUARTER       6 MONTHS      12 MONTHS
                                               -----------   -----------   -------------
                                               1995   1994   1995   1994    1995    1994
                                               ----   ----   ----   ----   -----   -----
Diversified Services Gas Statistics* (in Bcf)
Gas Sales
  Gas Marketing & Cogeneration                 32.6   32.6   76.1   71.1   147.3   126.1
  Exploration & Production**                    3.1    2.6    6.3    2.6    11.2     2.7
Transportation                                  7.2    4.7   14.4   10.4    24.6    21.3
                                               ----   ----   ----   ----   -----   -----
                                               42.9   39.9   96.8   84.1   183.1   150.1
                                               ====   ====   ====   ====   =====   =====
Company Production                              6.7    4.6   13.1    6.1    23.6     8.2
                                               ====   ====   ====   ====   =====   =====
Gas Processed                                   3.7     --    6.9     --     8.9      --
                                               ====   ====   ====   ====   =====   =====

*  Includes intercompany volumes
** Represents gas sales made directly to third parties by E&P operations. Other
   E&P production is sold to affiliated companies for marketing.

      Exploration & production (E&P) operating income increased $1.5 million for the 1995 quarter, and $6.7 million and $14.8 million for the six- and twelve-month periods, respectively. The results reflect a significantly higher level of gas produced due to the start-up of production in early 1993, as well as production from properties that were acquired in mid-1994 and the development of other new projects during 1994 and 1995. Additionally, E&P operations have increased the earnings of the Diversified Services group through the generation of increased federal gas production tax credits.

      E&P operating results were also impacted by lower sales rates. However, the lower sales rates were mitigated by MCN's risk management strategy, as subsequently discussed. Additionally, operating results for the 1995 six- and twelve-month periods were affected by lower unit operating costs being achieved as production volumes have increased.

      Gas marketing & cogeneration operating income for 1995 quarter and six-month period increased $.7 million and $1.8 million, respectively, from the comparable 1994 periods due to more favorable margins. Additionally, the 1995 six-month period reflects margins on a 7% increase in gas sales volumes. As discussed below, margins were affected by the use of natural gas hedging contracts.

      Operating income for the 1995 twelve-month period decreased $4.6 million despite an increase in gas sales of 21.2 Bcf. The decrease reflects higher costs associated with increased storage and transportation capacity. The higher storage and transportation costs were incurred to support further anticipated increases in the level of gas sales in future periods.

      Risk management strategy -- MCN primarily manages price risk through the maintenance of a portfolio of gas supply and gas sales agreements. MCN uses natural gas futures, options and swap contracts to manage net open positions that give rise to price risk. As of June 30, 1995, net open positions over the next ten years are minimal and therefore the price risk has been largely hedged.

      Gas gathering & processing operating income increased $.2 million for the 1995 quarter. Earnings were favorably affected by increased volumes transported and treated through new pipeline extensions and gas processing plants. The processing plants, which became operational in late 1994 and early 1995, reduce carbon dioxide levels in Michigan Antrim gas.

      Operating income for the 1995 six- and twelve-month periods was down $.3 million and $1.0 million, respectively, despite increases in volumes transported and processed. The decreases reflect a reduction in Saginaw Bay's average transportation rate due to the competitive transportation market for Antrim gas in northern Michigan.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)

      In response to an increase in Michigan Antrim gas production, MCN has partnered with others to meet a growing demand for transportation and processing services. MCN will continue to both construct and acquire pipeline extensions and processing plants which may interconnect with its existing Gas Distribution and Diversified Services pipeline network.

Computer Operations Services

      Operating income increases over 25% -- Computer operations services' operating income increased $.4 million for the current quarter, and $1.3 million and $1.1 million for the 1995 six- and twelve-month periods, respectively. The improvements reflect higher operating revenues from new business added throughout 1994 and from increased services to existing customers.

      During the 1995 quarter, long-term contracts with two new customers were signed representing approximately $10 million in annualized revenues. Migration of these customers is anticipated to occur during the third quarter of 1995. The new contracts reflect MCN's continuing efforts to grow the computer services business and to diversify its customer base.

Corporate & Other

      All 1995 periods reflect higher expenses associated with the development of new projects.

Equity in Earnings of Joint Ventures

      Earnings from joint ventures decreased during all 1995 periods. The decrease for gas storage joint ventures reflects lower earnings from the Blue Lake gas storage project due to a reduction in storage rates and higher interest expense. Earnings from the gas marketing and gas processing joint ventures have been impacted by the sale of a Canadian gas brokering partnership and two gas processing facilities in the first quarter of 1995. The loss in other joint ventures for the 1994 twelve-month period includes a reserve for the write-off of assets related to the natural gas torch business.

                                         QUARTER       6 MONTHS      12 MONTHS
                                       -----------   -----------   -------------
                                       1995   1994   1995   1994   1995    1994
                                       ----   ----   ----   ----   -----   -----
Equity in Earnings of Joint Ventures
  (in Millions)
Gas Storage                            $1.0   $1.5   $2.3   $2.5   $ 4.0   $ 4.9
Gas Marketing & Cogeneration            (.2)   (.4)   (.6)   (.8)   (1.1)   (1.4)
Gas Gathering & Processing               --     .5     .1     .9      .9     1.9
Other                                   (.3)   (.1)   (.4)   (.3)    (.5)   (1.1)
                                       ----   ----   ----   ----   -----   -----
                                       $ .5   $1.5   $1.4   $2.3   $ 3.3   $ 4.3
                                       ====   ====   ====   ====   =====   =====

      In 1993, MCN acquired a 40% interest in a partnership which was formed to own and operate a $120 million, 42 Bcf underground natural gas storage field in southeastern Michigan. In March 1995, MCN acquired the remaining 60% interest in the partnership, giving MCN 100% control over the development of the storage field. During the second quarter of 1995, MCN completed the sale of a 50% interest in the project to a third party. The development of the storage field is awaiting the negotiation of long-term agreements with potential customers.

      Additionally, MCN has an ongoing effort to partner with others to acquire or construct pipeline systems and is currently in negotiations with several parties.

Other Income & Deductions

      All 1995 periods reflect higher interest costs on long-term debt due to higher interest rates and increased borrowings required to finance capital investments in the Diversified Services operations, as well as dividends on $100 million of preferred securities of a subsidiary which were issued in November 1994. Other income and deductions for the 1995 periods includes the reversal of an uncollectible reserve on an advance made to a joint venture.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)

Income Taxes

      Income taxes for all 1995 periods were favorably impacted by increased federal gas production tax credits related to E&P projects. This impact was offset partially by taxes on improved pretax earnings in the 1995 quarter and six-month period.


CAPITAL RESOURCES AND LIQUIDITY

Operating Activities

      MCN's cash flow from operating activities totaled $269.5 million for the 1995 six-month period, decreasing $18.2 million from the comparable 1994 period. The decrease was due primarily to higher working capital requirements.

                                                        6 MONTHS
                                                    ---------------
                                                     1995     1994
                                                    ------   ------
Cash Flow from Operating Activities (in Millions)
Gas Distribution                                    $108.4   $107.8
Diversified Services                                  23.9     18.4
                                                    ------   ------
                                                     132.3    126.2
Changes in Assets and Liabilities                    137.2    161.5
                                                    ------   ------
Cash Flow from Operating Activities                 $269.5   $287.7
                                                    ======   ======

Financing Activities

      MCN sold 5.75 million shares of new common stock in a public offering during the 1995 first quarter, generating net proceeds of approximately
$99 million. Proceeds from the common stock issuance were used to fund capital expenditures, repay loans under bank credit agreements and for general corporate purposes.

      MCN also issues new shares of common stock pursuant to its Dividend Reinvestment and Stock Purchase Plan and various employee benefit plans. During 1995, MCN anticipates the issuance of new shares of common stock pursuant to these plans, generating approximately $17 million. During the first six months of 1995, MCN issued approximately 446,000 shares, generating $8.6 million.

Gas Distribution

      Cash and cash equivalents normally increase and short-term debt is reduced in the first part of each year as gas inventories are depleted and funds are received from winter heating sales. During the first six months of 1995, MichCon repaid $166.6 million of commercial paper. During the latter part of the year, cash and cash equivalents decrease as funds are used to finance increases in gas inventories and customer accounts receivable. To meet its seasonal short-term borrowing needs, MichCon normally issues commercial paper which is backed by credit lines with several banks. MichCon maintained credit lines of up to $109 million which supported its commercial paper program. No commercial paper was outstanding as of June 30, 1995. In July 1995, new credit lines were negotiated to allow for borrowings of up to $250 million. MichCon's commercial paper is currently rated "A-1" or its equivalent by the major rating agencies.

      In May 1995, MichCon filed a shelf registration statement with the SEC for the issuance of up to $150 million of first mortgage bonds. This filing, along with MichCon's existing shelf registrations of $30 million, provided MichCon the ability to issue up to $180 million of first mortgage bonds. During the 1995 quarter, MichCon issued an aggregate of $70 million of first mortgage bonds under these registration statements. The proceeds from the debt issuance were used to repay short-term obligations

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)

and will also be used to finance MichCon's capital expenditures and for general corporate purposes. MichCon's capital requirements and general financial market conditions will affect the timing and amount of future debt issuances. MichCon's capitalization objective is to maintain a ratio of approximately
50% debt to 50% equity. In June 1995, Duff & Phelps raised its "A" rating on MichCon's first mortgage bonds to "A+." MichCon's first mortgage bonds carry the equivalent of an "A" rating by the other major rating agencies.

      In 1994, MichCon began a Trust Demand Note program which allows MichCon to borrow up to $25 million. Borrowings under this program were repaid during the second quarter of 1995.

      Construction of the $40 million transmission and distribution system located in southern Missouri will be funded through $25 million of construction financing and $15 million of partner contributions. Through June 30, 1995, MCN has invested $6.6 million in the project. Construction financing is expected to be obtained by the partnership in the third quarter of 1995 and will be guaranteed or supported by MCN until permanent financing is established.

Diversified Services

      In anticipation of future permanent capital requirements, MCN Investment and MCN plan to file a joint shelf registration with the SEC during the third quarter of 1995 for the issuance of up to $200 million of debt securities. MCN Investment's capital requirements and general market conditions will affect the timing and amount of future debt issuances.

      As of June 30, 1995, MCN Investment maintained credit lines of $320 million to finance capital investments and working capital requirements of its subsidiaries. In July 1995, MCN Investment initiated a $400 million commercial paper program and increased its credit lines to $400 million to allow for all commercial paper issuances to be backed by such lines. MCN Investment is currently refinancing all borrowings as they mature under the credit lines with commercial paper. MCN Investment's commercial paper is currently rated the equivalent of "A-2" or better by the major rating agencies.

      In order to finance continued investments in exploration and production activities, MCN's E&P subsidiary anticipates the establishment of a five year term loan with a bank during the third quarter of 1995. The loan agreement will allow for borrowings of up to $100 million, based on current gas and oil reserves, at certain alternative variable rates at MCN's option. Additional borrowings are permitted as MCN's reserve base grows.

Investing Activities

      Capital investments in 1995 to exceed $600 million -- Capital investments increased $57.0 million in the first six months of 1995 primarily due to higher capital expenditures for Gas Distribution investments and a Diversified Services joint venture cogeneration project. Gas Distribution capital expenditures included construction of distribution lines to reach communities not previously served by MichCon.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Concluded)

                                                         6 MONTHS
                                                     ---------------
                                                      1995     1994
                                                     ------   ------
Capital Investments (in Millions)
Consolidated Capital Expenditures:
    Gas Distribution                                 $ 76.4   $ 50.4
    Diversified Services                              104.9    103.2
                                                     ------   ------
                                                      181.3    153.6
                                                     ------   ------
MCN's Share of Joint Venture Capital Expenditures:
    Gas Cogeneration                                   24.9       --
    Other                                               6.9      2.5
                                                     ------   ------
                                                       31.8      2.5
                                                     ------   ------
Minority Partners' Share of Consolidated Capital
  Expenditures                                          (.1)     (.1)
                                                     ------   ------
Total Capital Investments                            $213.0   $156.0
                                                     ======   ======

      MCN's strategic direction is to significantly grow MCN by investing in a portfolio of gas-related projects. Accordingly, MCN's capital investments are anticipated to range from $300 million to $650 million annually over the next several years. For 1995, MCN anticipates investing approximately $250 million in Gas Distribution to add new customers and develop new gas transportation markets. Another $400 million is expected to be spent in Diversified Services, of which $250 million will be in exploration and production, $40 million to develop the Michigan Power cogeneration facility and the remainder primarily in gas gathering and processing projects.

      The proposed level of investments in 1995 and future years will increase capital requirements materially in excess of internally generated funds and require the issuance of additional debt and equity securities. As it expands its business, MCN's capitalization objective is to maintain a strong balance sheet with a ratio of approximately 50% debt to 50% equity, excluding nonrecourse project debt. Including nonrecourse debt, MCN has targeted a ratio of approximately 60% debt to 40% equity. It is management's opinion that MCN and its subsidiaries will have sufficient capital resources, both internal and external, to meet anticipated capital requirements.

ACCOUNTING PRONOUNCEMENTS

      During the 1995 quarter, MCN adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets," which requires the impairment of property and intangibles to be considered whenever evidence suggests a lack of recoverability. The Statement also modifies existing practice and guidance with respect to impairment of regulatory assets under SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation." Under SFAS No. 121, regulatory assets recorded as a result of SFAS No. 71 must continue to be probable of recovery in rates at all times, rather than only at the time the regulatory asset is recorded. As such, regulatory assets currently recorded by the Gas Distribution group may require adjustment in the future if recovery is no longer probable. Adoption of this Statement had no effect on MCN's financial statements.

                          PART II -- OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


            (a)   Exhibits


                  EXHIBIT
                  NUMBER             DESCRIPTION
                  -------            -----------

                   10-1         Special Retention Agreement.

                   27-1         Financial Data Schedule.

                                   SIGNATURE


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            MCN CORPORATION


Date: August 7, 1995                        By:    /s/ PATRICK ZURLINDEN
                                               -------------------------------
                                                     Patrick Zurlinden
                                                 Vice President, Controller
                                                and Chief Accounting Officer