Form 10-Q
period 1995-09-30
MCN CORP
filed 1995-11-08
CIK 837579

=============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995, or

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number 1-10070

                                MCN CORPORATION
             (Exact name of registrant as specified in its charter)

                Michigan                                       38-2820658
    (State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                       Identification No.)

 500 Griswold Street, Detroit, Michigan                          48226
(Address of principal executive                                (Zip Code)
                offices)

Registrant's telephone number, including area code  313-256-5500

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

                       Yes __X__                   No _____

Number of shares outstanding of each of the registrant's classes of common stock, as of October 31, 1995:

               Common Stock, par value $.01 per share: 66,262,028

=============================================================================

                               INDEX TO FORM 10-Q

                      For Quarter Ended September 30, 1995


                                                                     Page
                                                                    Number
                                                                    ------

COVER                                                                  i

INDEX                                                                 ii

PART I -- FINANCIAL INFORMATION
  Item 1.  Financial Statements                                       13
  Item 2.  Management's Discussion and Analysis of
           Financial Condition and
           Results of Operations                                       1

PART II -- OTHER INFORMATION
  Item 1.  Legal Proceedings                                          25
  Item 6.  Exhibits and Reports on Form 8-K                           25

SIGNATURE                                                             26

                        MCN CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

      Quarterly seasonal loss decreases 45% -- MCN's results for the 1995 quarter improved significantly, generating a net loss that was $7.0 million ($.13 per share) lower than the prior year. Earnings for the 1995 nine- and twelve-month periods decreased $1.7 million ($.10 per share) and $9.1 million ($.23 per share), respectively, over the comparable 1994 periods. All earnings per share comparisons reflect an increase in the number of average common shares outstanding as a result of MCN's issuance of 5.75 million shares in March 1995. A summary of financial performance follows:

                                       Quarter            9 Months       12 Months
                                 -------------------  ---------------  ----------------
                                    1995      1994     1995     1994     1995     1994
                                 --------- ---------  ------- -------  --------  ------
Net Income (Loss) (in Millions)
Gas Distribution                  $ (13.6)  $ (19.5)  $ 39.6   $ 44.7   $ 55.8   $ 65.5
Diversified Services                  5.0       3.9     15.7     12.3     20.2     19.6
                                  -------   -------   ------   ------   ------   ------
                                  $  (8.6)  $ (15.6)  $ 55.3   $ 57.0   $ 76.0   $ 85.1
                                  =======   =======   ======   ======   ======   ======
Earnings (Loss) Per Share
Gas Distribution                  $  (.21)  $  (.33)  $  .62   $  .75   $  .89   $ 1.11
Diversified Services                  .08       .07      .24      .21      .32      .33
                                  -------   -------   ------   ------   ------   ------
                                  $  (.13)  $  (.26)  $  .86   $  .96   $ 1.21   $ 1.44
                                  =======   =======   ======   ======   ======   ======

_______________________________________________________________________________

      Strategic direction -- MCN's strategic direction is to invest in a portfolio of domestic and international gas-related projects, including gas distribution, exploration and production, gathering and processing systems, storage projects, cogeneration facilities and other areas of expertise. MCN is continuing to pursue opportunities in these areas through both its Gas Distribution and Diversified Services businesses, as subsequently discussed.

Gas Distribution
----------------

      Lower operating expenses generate improved results -- Given the seasonal nature of its business, Gas Distribution operations generally experience a loss in the third quarter due to lower levels of natural gas sales during the summer months. However, the 1995 third quarter net loss is an improvement of $5.9 million ($.12 per share) from the comparable 1994 period. This improvement was due mainly to lower operating expenses, primarily pension and retiree health care costs, and higher gas sales due to slightly colder weather. Earnings for the 1995 nine- and twelve-month periods decreased $5.1 million ($.13 per share) and $9.7 million ($.22 per share), respectively, from the same periods in 1994, reflecting lower gas deliveries primarily resulting from warmer weather. These decreases were partially offset by lower pension costs.

                                                     Quarter         9 Months           12 Months
                                               ----------------- -----------------  ------------------
                                                1995      1994     1995     1994      1995      1994
                                               ------   -------- --------- -------  --------  --------
Effect of Weather on Gas Markets and Earnings
Percentage Colder (Warmer) than Normal            N/A      N/A      (3.8)%    2.6%     (8.5)%     1.2 %
Increase (Decrease) from Normal in:
  Gas Markets (in Bcf)                             .5      (.8)     (4.3)     5.6     (14.2)      4.5
  Net Income (in Millions)                      $  .4   $  (.8)   $ (3.7)   $ 5.1   $ (12.7)    $ 4.1
  Earnings Per Share                            $ .01   $ (.01)   $ (.06)   $ .09   $  (.20)    $ .07

Gross Margin

      Gross margin increases -- Gas Distribution gross margin (operating revenues less cost of gas) increased for the quarter but decreased for the nine- and twelve-month periods due to fluctuations in gas deliveries resulting from the weather variations previously discussed. Gross margin for all 1995 periods was favorably affected by an increase in intermediate transportation deliveries. In addition, the twelve-month period decrease was offset partially by an increase in gas sales rates, reflecting a general rate increase of $15.7 million, effective January 1994.

                                                Quarter           9 Months           12 Months
                                           -----------------  ----------------  --------------------
                                             1995     1994     1995     1994      1995       1994
                                           --------  -------  -------  -------  ---------  ---------
Gas Distribution Operations (in Millions)
Operating Revenues*                         $109.0   $ 108.8  $ 724.3  $ 823.9  $ 1,026.5  $ 1,172.7
Cost of Gas                                   21.6      24.1    307.7    390.0      454.4      586.7
                                            ------   -------  -------  -------  ---------  ---------
  Gross Margin                                87.4      84.7    416.6    433.9      572.1      586.0
                                            ------   -------  -------  -------  ---------  ---------
Other Operating Expenses*
  Operation & Maintenance                     61.7      72.3    213.8    229.4      301.6      303.9
  Depreciation, Depletion & Amortization      22.3      21.3     67.5     64.2       88.1       82.6
  Property & Other Taxes                      12.9      12.5     43.9     46.6       56.0       61.9
                                            ------   -------  -------  -------  ---------  ---------
                                              96.9     106.1    325.2    340.2      445.7      448.4
                                            ------   -------  -------  -------  ---------  ---------
Operating Income (Loss)                       (9.5)    (21.4)    91.4     93.7      126.4      137.6
                                            ------   -------  -------  -------  ---------  ---------
Equity in Earnings of Joint Ventures            .3        .3       .9      1.8        1.2        2.5
                                            ------   -------  -------  -------  ---------  ---------
Other Income & (Deductions)*
  Interest Income                              1.2       1.1      3.3      3.2        4.3        4.1
  Interest on Long-Term Debt                  (9.8)     (6.6)   (26.5)   (19.8)     (34.7)     (26.3)
  Other Interest Expense                       (.7)     (2.5)    (4.4)    (6.2)      (7.4)      (9.0)
  Other                                       (1.2)      (.9)    (2.9)    (2.6)      (5.6)      (7.4)
                                            ------   -------  -------  -------  ---------  ---------
                                             (10.5)     (8.9)   (30.5)   (25.4)     (43.4)     (38.6)
                                            ------   -------  -------  -------  ---------  ---------
Income (Loss) Before Income Taxes            (19.7)    (30.0)    61.8     70.1       84.2      101.5
Income Taxes                                  (6.1)    (10.5)    22.2     25.4       28.4       36.0
                                            ------   -------  -------  -------  ---------  ---------
Net Income (Loss)                           $(13.6)  $ (19.5) $  39.6  $  44.7  $    55.8  $    65.5
                                            ======   =======  =======  =======  =========  =========

*Includes intercompany transactions

      Gas sales and end user transportation deliveries in total were also impacted by the weather, increasing slightly in the 1995 quarter but decreasing in the 1995 nine- and twelve-month periods.

      During 1994, MCN and Destec Energy, as equal partners, began construction of a 123 megawatt cogeneration plant in Ludington, Michigan. In October 1995, construction of the plant was completed and MichCon began providing end user transportation of the natural gas needed to fuel the plant, approximately nine Bcf annually.

                                       Quarter         9 Months       12 Months
                                    -------------   -------------   --------------
                                     1995    1994    1995    1994    1995    1994
                                     ----    ----    ----    ----    ----    ----
Gas Distribution Markets (in Bcf)
Gas Sales                            14.4    13.8   136.8   148.2   193.0   213.6
End User Transportation              27.8    28.0   103.7   103.5   140.3   139.5
                                    -----   -----   -----   -----   -----   -----
                                     42.2    41.8   240.5   251.7   333.3   353.1
Intermediate Transportation*         67.1    58.3   237.8   232.4   309.0   307.3
                                    -----   -----   -----   -----   -----   -----
                                    109.3   100.1   478.3   484.1   642.3   660.4
                                    =====   =====   =====   =====   =====   =====

*Includes intercompany volumes

      Intermediate transportation deliveries increased for all 1995 periods primarily as a result of increased volumes of Antrim gas transported for Michigan gas producers and brokers. Profit margins on intermediate transportation services are considerably less than margins on gas sales or for end user transportation markets.

      In order to meet the increased demand by gas producers and brokers for intermediate transportation services resulting from the significant increase in Michigan Antrim gas production, MichCon filed a proposal before the Michigan Public Service Commission (MPSC) to construct facilities to expand transportation capacity. In March 1995, the MPSC approved MichCon's proposal. The expansion project will require approximately $40 million for additional pipeline and related facilities. Construction began during the 1995 second quarter. A portion of the system is anticipated to be completed this year and the remainder completed by early 1996. The expanded system is expected to transport approximately 135 Bcf of Antrim gas annually, generating new revenues of approximately $8 million per year.

Cost of Gas

      Cost of gas is affected by variations in sales volumes and cost of gas rates. Through the Gas Cost Recovery (GCR) mechanism, MichCon's rates are set to recover 100% of prudently and reasonably incurred gas costs. Therefore, significant fluctuations in total gas costs have little or no effect on gross margins and earnings.

      As discussed in MCN's 1994 Annual Report on Form 10-K, MichCon's rates are also set to recover its lost gas costs using an averaging method based on historical lost gas experience. The difference between the historical average lost gas amount and the actual lost gas amount is recorded to income at the end of the seasonal cycle ended August 31 of each year. The lost gas adjustment for the 1995 cycle, as compared to the 1994 cycle, resulted in a $3.5 million increase in cost of gas for the quarter.

      Cost of gas sold decreased in all 1995 periods from the comparable 1994 periods. The decrease experienced in the 1995 quarter is due primarily to a $.42 (19.6%) decrease in the cost of gas sold per thousand cubic feet partially offset by the effect of the lost gas adjustment discussed above and a 4% increase in volumes sold. Lower sales volumes resulting from warmer weather, as well as lower prices paid for natural gas in the spot market, resulted in the decrease in cost of gas sold in the 1995 nine- and twelve-month periods. The decline in market prices paid for gas resulted in a decrease in the cost of gas sold per thousand cubic feet of $.46 (16.8%) and $.46 (16.3%) in the 1995 nine- and twelve-month periods, respectively, from the comparable 1994 periods. MichCon will continue its supply strategy of purchasing gas under contracts that tie the cost of gas to spot market prices.

      A majority of MichCon's interstate gas supply contracts are priced based on natural gas spot indices. To mitigate price volatility associated with gas purchases, MichCon reserved the right to fix the prices it pays under some of these contracts. In order to capture declining gas prices during 1994, MichCon fixed the price on approximately 34 Bcf of gas in advance of the month of purchase. There was a further decline in gas prices during 1994. Had MichCon not fixed these prices, its cost of gas would have been approximately $10.0 million (1.9%) lower for the year ended December 31, 1994.

      MichCon filed its 1994 GCR reconciliation case with the MPSC in the first quarter of 1995. In this case, the MPSC will decide whether MichCon's 1994 gas costs were reasonable and prudent. In July 1995, an intervenor filed testimony taking issue with some of MichCon's decisions. On November 1, 1995, the Administrative Law Judge in this proceeding issued a proposal for decision adopting MichCon's position. An order in this case is expected at the end of 1995. MichCon believes that it acted reasonably and prudently by fixing the gas prices based upon the information available at the time.

Other Operating Expenses

      Operation and maintenance expenses decreased for all 1995 periods due to lower benefit costs, primarily pension costs. In addition, the 1995 quarter and nine-month period reflect lower retiree health care costs. The decrease in operation and maintenance expenses for the 1995 twelve-month period was partially offset by the impact of higher postretirement benefit costs being recognized as a result of the new accounting requirements under Statement of Financial Accounting Standards (SFAS) No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions." These costs are being recovered in rates that became effective in January 1994. Management's continuing efforts to reduce operating costs contributed to the decreases in operation and maintenance expenses for all 1995 periods.

      In March 1995, the U.S. House of Representatives voted to eliminate all funding for the Low-Income Home Energy Assistance Program (LIHEAP). However, several weeks later the U.S. Senate voted to restore the program's $1.3 billion appropriation. Subsequently, the U.S. House Appropriations Committee adopted 1996 funding legislation that eliminates future energy assistance support. The House is expected to support this funding bill, however, the Senate continues to demonstrate strong bipartisan support for LIHEAP. President Clinton has threatened to veto the House proposal if not modified. During September 1995, Congress and President Clinton reached an agreement on a stopgap spending bill that allowed the release of $140 million in 1996 LIHEAP funds.

      LIHEAP currently provides approximately $78 million in heating assistance to 385,000 Michigan households through the Department of Social Services, with approximately 35% of the funds going to MichCon customers. Last year, $27 million in LIHEAP funds assisted 131,000 MichCon customers. A portion of any decreased funding may result in increased uncollectibles expense. Future LIHEAP funding remains uncertain. MichCon continues its vigorous efforts to maintain full funding.

      Depreciation and depletion increased in all 1995 periods due mainly to higher plant balances, reflecting capital expenditures of $289.1 million over the past two calendar years. The 1995 twelve-month period also reflects higher depreciation rates that were implemented in January 1994.

      Property and other taxes for the 1995 periods reflect fluctuations in Michigan single business taxes due primarily to the changes in earnings. In addition, the 1995 periods were also affected by lower property taxes due to changes in Michigan legislation and increased taxes due to higher property balances.

Equity in Earnings of Joint Ventures

      Earnings from joint ventures decreased in all 1995 periods due to lower earnings from the Blue Lake gas storage venture. Blue Lake's earnings were affected by reduced storage rates in all 1995 periods and higher interest expense in the 1995 nine- and twelve-month periods. MCN's 50% interest in the Blue Lake project is owned equally by Gas Distribution and Diversified Services.

      MCN to acquire interest in Missouri utility -- During 1995, MCN agreed to acquire a 47.5% interest in a partnership formed to construct, own and operate a natural gas transmission and distribution system located in southern Missouri. The agreement is subject to MCN obtaining assurance from the Securities and Exchange Commission (SEC) that the acquisition is consistent with its exemption under the Public Utility Holding Company Act of 1935. Construction of the system, which began in March 1995, is planned to be completed in three phases by early 1997 at a cost of approximately $40 million. Initial operations began during November 1995 when construction of the first phase was completed. The 475 mile pipeline system, when completed, is expected to provide service to approximately 10,000 customers.

Other Income & Deductions

      The increase in other income and deductions for all 1995 periods reflects additional interest expense relating to the issuances of first mortgage bonds of $80 million in September 1994 and an aggregate of $70 million in the 1995 second quarter.

Income Taxes

      Income taxes increased for the 1995 quarter and decreased for the nine- and twelve-month periods due primarily to changes in earnings. In addition, the nine- and twelve-month periods reflect the favorable resolution of prior years' tax issues.

Environmental Matters

      As discussed in MCN's 1994 Annual Report on Form 10-K, MCN owns or previously owned 17 former manufactured gas plant (MGP) sites. Some contamination related to the byproducts of gas manufacturing was discovered at each site. MCN is not involved in any administrative proceedings regarding these former MGP sites, but has an approved remedial action plan for one site with the Michigan Department of Environmental Quality (MDEQ) and is conducting more extensive investigations at three other sites.

      The MDEQ approved MichCon's remedial action plan for a former MGP site in Muskegon, Michigan during the 1995 second quarter. The remedy includes limited excavation and disposal of soils, a new soil cover and, if necessary, a ground water capture and treatment system. MichCon has begun the limited excavation and cover portion of the remedy. Offsite work and installation of the ground water system is contingent upon execution of an agreement with the state of Michigan.

      In addition, MichCon was involved in litigation with an adjacent property owner regarding another site. During the 1995 second quarter, the property owner agreed to dismiss the litigation.

      In its efforts to claim insurance coverage for costs associated with the investigation and remediation of its former MGP sites, MCN has employed outside consultants to assist in estimating its potential liabilities and to review its archived insurance policies. Although MCN does not currently possess sufficient information to reasonably estimate the amount of its potential liabilities, a determination is expected during the fourth quarter. As a result, it is probable that MCN will record in the fourth quarter an additional liability for potential environmental investigation and remediation costs which may be significantly in excess of the $3.2 million reserve balance at September 30, 1995.

      Management believes that insurance coverage and the cost deferral and rate recovery mechanism approved by the MPSC will prevent environmental costs from having a material adverse impact on MCN's financial results.

      MichCon Development Company, a 100% owned subsidiary of MichCon, has a minority interest in four partnerships that are developing Harbortown, a residential development that is being constructed on a 50 acre parcel along the Detroit River. During the second quarter of 1995, the MDEQ approved a remedial action plan that had been submitted by the Harbortown partnerships. The plan includes certain landscaping requirements and, during future development, excavation controls consistent with occupational safety and health regulations. MichCon Development Company, along with the other general partner, executed an agreement with the state of Michigan regarding implementation of the plan. No further action will be taken by the MDEQ.

Diversified Services
--------------------

      Earnings improve for all operating businesses -- The Diversified Services group reported higher 1995 quarterly and year-to-date earnings from all of its operating units, with a combined increase of $1.1 million ($.01 per share) and $3.4 million ($.03 per share) for the quarter and nine-month period, respectively. Earnings for the 1995 twelve-month period were $20.2 million ($.32 per share) compared to earnings of $19.6 million ($.33 per share) for the same 1994 period. The twelve-month period comparison reflects higher income from both the gas services and computer operations services segments. The continued growth in Diversified Services earnings was partially offset by increased financing costs as a result of additional capital needed to fund capital investments.

                                                          Quarter           9 Months         12 Months
                                                       -------------     -------------     --------------
                                                       1995     1994     1995     1994     1995     1994
                                                       ----     ----     ----     ----     ----     ----
Diversified Services Operations (in Millions)
Operating Revenues*
  Gas Services                                        $  82.9  $  77.5  $ 263.5  $ 265.2  $ 355.6  $ 349.2
  Computer Operations Services                           26.5     23.2     76.9     63.2    101.9     83.3
                                                      -------  -------  -------  -------  -------  -------
                                                        109.4    100.7    340.4    328.4    457.5    432.5
                                                      -------  -------  -------  -------  -------  -------
Operating Expenses*
  Gas Services                                           73.7     72.3    234.4    248.3    316.4    321.2
  Computer Operations Services                           24.4     21.5     70.7     58.7     93.6     76.7
  Corporate & Other                                       2.7      2.1      8.4      6.1     10.1      7.5
                                                      -------  -------  -------  -------  -------  -------
                                                        100.8     95.9    313.5    313.1    420.1    405.4
                                                      -------  -------  -------  -------  -------  -------
Operating Income (Loss)
  Gas Services
    Exploration & Production                              6.4      3.6     16.3      6.8     23.2      8.1
    Gas Marketing & Cogeneration                           .5      (.2)     6.7      4.2      7.7     10.9
    Gas Gathering & Processing                            2.3      1.8      6.1      5.9      8.3      9.0
                                                      -------  -------  -------  -------  -------  -------
                                                          9.2      5.2     29.1     16.9     39.2     28.0
  Computer Operations Services                            2.1      1.7      6.2      4.5      8.3      6.6
  Corporate & Other                                      (2.7)    (2.1)    (8.4)    (6.1)   (10.1 )   (7.5)
                                                      -------  -------  -------  -------  -------  -------
                                                          8.6      4.8     26.9     15.3     37.4     27.1
                                                      -------  -------  -------  -------  -------  -------
Equity in Earnings of Joint Ventures                      1.5      1.6      2.9      3.9      3.3      4.2
                                                      -------  -------  -------  -------  -------  -------
Other Income & (Deductions)*
  Interest Income                                          .2       .8      1.3      2.0      1.7      2.3
  Interest Expense                                       (3.3)    (3.7)    (9.8)    (8.2)   (13.5)   (10.1)
  Dividends on Preferred Securities of Subsidiary        (2.3)      --     (7.0)      --     (8.5)      --
  Minority Interest                                       (.6)     (.7)    (1.8)    (2.2)    (2.5)    (3.2)
  Other                                                    --      (.2)     1.1      (.3)      .4      (.3)
                                                      -------  -------  -------  -------  -------  -------
                                                         (6.0)    (3.8)   (16.2)    (8.7)   (22.4)  (11.3)
                                                      -------  -------  -------  -------  -------  -------
Income Before Income Taxes                                4.1      2.6     13.6     10.5     18.3     20.0
                                                      -------  -------  -------  -------  -------  -------
Income Taxes
  Current and Deferred Provision                          1.7      1.0      5.3      4.0      7.6      7.6
  Federal Gas Production Tax Credits                     (2.6)    (2.3)    (7.4)    (5.8)    (9.5)    (7.2)
                                                      -------  -------  -------  -------  -------  -------
                                                          (.9)    (1.3)    (2.1)    (1.8)    (1.9)      .4
                                                      -------  -------  -------  -------  -------  -------
Net Income                                            $   5.0  $   3.9  $  15.7  $  12.3  $  20.2  $  19.6
                                                      =======  =======  =======  =======  =======  =======

*Includes intercompany transactions

Gas Services

      Operating income increases -- Gas services' increase in operating income of $4.0 million, $12.2 million and $11.2 million for the 1995 quarter, nine- and twelve-month periods, respectively, primarily reflects higher earnings from gas exploration & production (E&P) operations. Improved results from both the gas marketing & cogeneration and gas gathering & processing businesses are also reflected in the increases for the 1995 quarter and nine-month period.

                                                  Quarter        9 Months       12 Months
                                                -----------    ------------    ------------
                                                1995   1994    1995    1994    1995    1994
                                                ----   ----    ----    ----    ----    ----
Diversified Services Gas Statistics* (in Bcf)
Gas Sales
  Gas Marketing & Cogeneration                  37.9   33.3   114.0   104.4   151.9   137.2
  Exploration & Production**                     4.5    2.0    10.8     4.6    13.7     4.7
Transportation                                   8.6    4.4    23.1    14.8    28.8    20.1
                                                ----   ----   -----   -----   -----   -----
                                                51.0   39.7   147.9   123.8   194.4   162.0
                                                ====   ====   =====   =====   =====   =====
Company Production                               8.6    4.8    21.7    10.9    27.3    12.2
                                                ====   ====   =====   =====   =====   =====
Gas Processed                                    4.3     --    11.2      --    13.2      --
                                                ====   ====   =====   =====   =====   =====

 * Includes intercompany volumes.
** Represents gas sales made directly to third parties by E&P operations. Other
   E&P production is sold to affiliated companies for marketing.

      Exploration & production operating income increased $2.8 million for the 1995 quarter, and $9.5 million and $15.1 million for the nine- and twelve-month periods, respectively. The results reflect a significantly higher level of gas produced from properties that have been acquired since mid-1994 and the development of other new projects during 1994 and 1995. As of September 1995, MCN owned interests in gas and oil properties in 16 states with over 600 Bcf of proved gas reserves.

      E&P operating results were also impacted by lower unit operating costs, specifically a lower average production (lifting) rate. The lower production costs have been achieved as production volumes have risen, nearly doubling during the 1995 nine-month period. Additionally, the depreciation rate for the nine- and twelve-month periods has fallen due to the discovery or addition of over 225 Bcf (54%) of new lower cost proved reserves during 1995. The lower unit operating costs have been partially offset by a lower average market price for gas sales. The impact of the lower sales rates has been mitigated by MCN's risk management strategy, as subsequently discussed. Additionally, E&P operations have increased the earnings of the Diversified Services group through the generation of increased federal gas production tax credits.

      MCN continues expansion of E&P program -- MCN has made significant investments in natural gas reserves during the 1995 nine-month period, investing over $150 million. The investments are consistent with MCN's strategy to significantly grow the E&P business, but minimize risk by diversifying its investments along the lines of geography, geology, risk profile and technology, as well as by partnering with operators who bring capital and expertise. Through September 1995, approximately 35% of E&P investments have been made to acquire properties. The remaining 65% of investments have been made for drilling programs that generally are anticipated to have high success rates. In September 1995, MCN announced the acquisition of a 60% joint venture interest in a $65 million offshore oil and gas exploration and development program in the Gulf of Mexico. The joint venture party contributes existing gas reserves and provides the project with development drilling opportunities.

      Gas marketing & cogeneration operating income for the 1995 quarter and nine-month period increased $.7 million and $2.5 million, respectively, from the comparable 1994 periods due to more favorable margins. Additionally, operating income in the 1995 quarter and nine-month period reflect increases in gas sales volumes of 14% and 9%, respectively. As subsequently discussed, margins were affected by the use of natural gas hedging contracts.

      Operating income for the 1995 twelve-month period decreased $3.2 million despite a 10.7% increase in gas sales. The decrease reflects increased costs associated with higher storage and transportation capacity. The higher storage and transportation costs were incurred to support further anticipated increases in the level of gas sales in future periods.

      Risk management strategy -- MCN primarily manages price risk through the maintenance of a portfolio of gas supply and gas sales agreements. MCN uses natural gas futures, options and swap contracts to manage its price risk. As of September 30, 1995, net open positions over the next ten years are minimal and therefore the price risk has been largely hedged.

      Gas gathering & processing operating income increased $.5 million and $.2 million for the 1995 quarter and nine-month period, respectively. Earnings were favorably affected by increased volumes transported and treated through new pipeline extensions and gas processing plants. The processing plants, which became operational in late 1994 and early 1995, reduce carbon dioxide levels in Michigan Antrim gas.

      Operating income for the 1995 twelve-month periods was down $.7 million, despite an increase in volumes transported and processed. Due to the competitive transportation market in northern Michigan, the average transportation rate on volumes of Michigan Antrim gas transported through the Saginaw Bay pipeline system has been lowered. Additionally, as discussed in MCN's 1994 Annual Report on Form 10-K, transportation revenues will be affected by a decrease in the transportation rate of one major customer that will become effective in January 1996. The rate decrease is in accordance with the terms of a 15-year contract that reduces the transportation rate for the last 10 years of the agreement.

      MCN is evaluating a 1995 fourth quarter consolidation of its Michigan pipeline system through the transfer of its Michigan gathering and transportation network from its Diversified Services business to its Gas Distribution business. The transfer is being considered in order to consolidate MCN's Michigan gathering pipeline activities within one business unit and to better respond to current market developments that have arisen as a result of the growing demand for transportation services attributable to the significant increase in Michigan Antrim gas production. MCN's Diversified Services business would continue to pursue opportunities to build and acquire gas gathering facilities outside of Michigan.

Computer Operations Services

      Operating income increases over 20% -- Computer operations services' operating income increased $.4 million for the current quarter, and $1.7 million for both the 1995 nine- and twelve-month periods. The improvements reflect double-digit percentage increases in operating revenues from new business added throughout 1994 and from increased services to existing customers.

      During the 1995 quarter, MCN's computer operations began providing services to two new customers. Long-term contracts with these customers were signed during the second quarter of 1995, representing approximately $10 million in annualized revenues. The new contracts are a result of MCN's continuing efforts to grow the computer services business and to diversify its customer base.

Corporate & Other

      All 1995 periods reflect higher administrative and general expenses associated with the development of new projects within the Diversified Services group.

Equity in Earnings of Joint Ventures

      Earnings from joint ventures decreased during all 1995 periods. The decrease for gas storage joint ventures reflects lower earnings from the Blue Lake gas storage project due to a reduction in storage rates in all 1995 periods, as well as higher interest expense for the 1995 nine- and twelve-month periods. Earnings from the gas marketing and gas processing joint ventures have been impacted by the sale of a Canadian gas brokering partnership and two gas processing facilities in the first quarter of 1995. The loss in other joint ventures for the 1994 twelve-month period includes a reserve for the write-off of assets related to the natural gas torch business.

                                         Quarter       9 Months       12 Months
                                       -----------   ------------    ------------
                                       1995   1994   1995    1994    1995    1994
                                       ----   ----   ----    ----    ----    ----
Equity in Earnings of Joint Ventures
  (in Millions)
Gas Storage                            $ 1.1  $ 1.3  $ 3.4  $  3.8  $  3.8  $  4.6
Gas Marketing & Cogeneration             (.3)   (.1)   (.9)   (1.0)   (1.2)   (1.3)
Gas Gathering & Processing                .1     .4     .2     1.4      .6     1.9
Other                                     .6     --     .2     (.3)     .1    (1.0)
                                       -----  -----  -----  ------  ------  ------
                                       $ 1.5  $ 1.6  $ 2.9  $  3.9  $  3.3  $  4.2
                                       =====  =====  =====  ======  ======  ======

      MCN acquires interest in offshore gas pipeline -- Through its continuing efforts to expand its gas gathering & processing business, MCN acquired a one-third interest in a natural gas, oil and condensate gathering system in the Gulf of Mexico during the 1995 quarter. The interest was acquired from Blue Dolphin Energy Company for $10 million. The system includes a 40 mile pipeline, separation facility and a barge loading terminal that is located in an area that has access to significant natural gas reserves of approximately 250 Bcf and oil reserves of approximately 15 million barrels.

      Cogeneration plant begins operations -- In October 1995, the Michigan Power Project, a 123 megawatt cogeneration plant in Ludington, Michigan, began commercial operations. The $150 million facility provides electricity to Consumers Power Company and steam to Dow Chemical. The facility is owned and operated by an equal partnership between MCN and Destec Energy. MCN, through its gas marketing & cogeneration business group and Gas Distribution operations, will supply and transport the nine Bcf of natural gas needed annually to fuel the plant.

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

Other Income & Deductions

      All 1995 periods reflect higher interest costs on increased borrowings required to finance capital investments in the Diversified Services operations, as well as dividends on $100 million of preferred securities of a subsidiary which were issued in November 1994. Other income and deductions for the 1995 periods include the reversal of an uncollectible reserve on an advance made to a joint venture.

Income Taxes

      Income taxes for all 1995 periods were favorably impacted by increased federal gas production tax credits related to E&P projects. This impact was offset partially by taxes on improved pretax earnings in the 1995 quarter and nine-month period.

CAPITAL RESOURCES AND LIQUIDITY

Operating Activities
--------------------

      MCN's cash flow from operating activities increased $40.5 million during the 1995 nine-month period over the comparable 1994 period. The increase was due primarily to higher income, after adjusting for depreciation and deferred taxes, and lower working capital requirements.

                                                        9 Months
                                                     -------------
                                                     1995     1994
                                                     ----     ----
Cash Flow from Operating Activities (in Millions)
Gas Distribution                                    $ 117.9  $ 108.2
Diversified Services                                   39.8     26.6
                                                    -------  -------
                                                      157.7    134.8
Changes in Assets and Liabilities                      84.3     66.7
                                                    -------  -------
Cash Flow from Operating Activities                 $ 242.0  $ 201.5
                                                    =======  =======

Financing Activities
--------------------

      MCN sold 5.75 million shares of new common stock in a public offering during the 1995 first quarter, generating net proceeds of approximately $99 million. Proceeds from the common stock issuance were used to fund capital expenditures, to repay loans under bank credit agreements and for general corporate purposes.

      MCN also issues new shares of common stock pursuant to its Dividend Reinvestment and Stock Purchase Plan and various employee benefit plans. During 1995, MCN anticipates the issuance of new shares of common stock pursuant to these plans, generating approximately $17 million. During the first nine months of 1995, MCN issued approximately 664,000 shares, generating $11.8 million.

Gas Distribution

      During the latter part of the year, cash and cash equivalents decrease as funds are used to finance increases in gas inventories and customer accounts receivable. Short-term debt is normally reduced in the first part of each year as gas inventories are depleted and funds are received from winter heating sales. To meet its seasonal short-term borrowing needs, MichCon normally issues commercial paper which is backed by credit lines with several banks. MichCon has established credit lines to allow for borrowings of up to $100 million under a 364 day revolving credit facility and up to $150 million under a three year revolving credit facility. Commercial paper of $109.9 million was outstanding as of September 30, 1995 under these lines. MichCon's commercial paper is currently rated "A-1" or its equivalent by the major rating agencies.

      In May 1995, MichCon filed a shelf registration statement with the SEC for the issuance of up to $150 million of first mortgage bonds. This filing, along with MichCon's existing shelf registrations of $30 million, provided MichCon the ability to issue up to $180 million of first mortgage bonds. During the 1995 second quarter, MichCon issued $70 million of first mortgage bonds under shelf registration statements. The proceeds from the bonds were used to repay short-term obligations and will also be used to finance MichCon's capital expenditures and for general corporate purposes. MichCon's capital requirements and general financial market conditions will affect the timing and amount of future debt issuances. MichCon's capitalization objective is to maintain a ratio of approximately 50% debt to 50% equity. In June 1995, Duff & Phelps raised its "A" rating on MichCon's first mortgage bonds to "A+." MichCon's first mortgage bonds carry the equivalent of an "A" rating by the other major rating agencies.

      In 1994, MichCon began a Trust Demand Note program which allows MichCon to borrow up to $25 million. At September 30, 1995, there were no borrowings under this program.

      Construction of the $40 million transmission and distribution system located in southern Missouri will be funded through construction financing and $16 million of partner contributions. Through September 30, 1995, MCN has invested a total of $10.6 million in the project. Construction financing of $25 million was obtained in October 1995. MCN has issued a guaranty for the full amount of this financing, and one of the parties to the project has agreed to reimburse MCN for 50% of any payments made as a result of this guaranty. The guaranty will remain in place until permanent financing is established, which is anticipated to be October 1997.

Diversified Services

      In anticipation of future permanent capital requirements, MCN Investment and MCN filed a joint shelf registration statement with the SEC in October 1995 for the issuance of up to $200 million of debt securities. The shelf registration became effective in November 1995. MCN Investment's capital requirements and general market conditions will affect the timing and amount of future debt issuances.

      Prior to the 1995 quarter, MCN Investment maintained credit lines of $320 million to finance capital investments and working capital requirements of its subsidiaries. In July 1995, MCN Investment initiated a $400 million commercial paper program and increased its credit lines to $400 million to allow for all commercial paper issuances to be backed by such lines. Commercial paper of $182 million was outstanding as of September 30, 1995 under these lines. MCN Investment's commercial paper is currently rated the equivalent of "A-2" or better by the major rating agencies.

      In order to finance continued investments in exploration and production activities, MCN's E&P subsidiary obtained $100 million under a five year term loan during the third quarter of 1995. Borrowings outstanding are at certain alternative variable rates at MCN's option.

Investing Activities
--------------------

      Capital investments in 1995 to exceed $600 million -- Capital investments increased $168.7 million in the 1995 nine-month period compared to the same period in 1994. The increase was due to higher capital expenditures made by both Gas Distribution and Diversified Services. Gas Distribution capital expenditures include the Antrim expansion project and construction of new distribution lines to reach communities not previously served by MichCon. Diversified Services investments reflect higher E&P expenditures of $41.9 million, as well as expenditures made for the Michigan Power joint venture cogeneration project and the Blue Dolphin gathering system acquisition.

      During the second quarter of 1995, the MPSC approved MichCon's request to construct and operate a 59 mile loop of the Milford to Belle River Pipeline for approximately $80 million. The pipeline will improve the overall reliability and efficiency of MichCon's gas storage and transmission system by serving as a back-up means of transportation in the event of disruptions in the operation of the existing pipeline or other facilities used to supply gas to MichCon's system. Construction of the pipeline will begin in the first quarter of 1996 and completion is expected in early 1997.

              MANAGEMENT'S DISCUSSION AND ANALYSIS--(Concluded)

                                                         9 Months
                                                      -------------
                                                      1995     1994
                                                      ----     ----
Capital Investments (in Millions)
Consolidated Capital Expenditures:
  Gas Distribution                                   $ 155.8  $  92.7
  Diversified Services                                 179.1    123.3
                                                     -------  -------
                                                       334.9    216.0
                                                     -------  -------
MCN's Share of Joint Venture Capital Expenditures:
  Gas Cogeneration                                      32.8       --
  Other                                                 10.3      3.9
                                                     -------  -------
                                                        43.1      3.9
                                                     -------  -------
Acquisition                                             10.5       --
                                                     -------  -------
Minority Partners' Share of Consolidated Capital
 Expenditures                                            (.1)     (.2)
                                                     -------  -------
Total Capital Investments                            $ 388.4  $ 219.7
                                                     =======  =======

      MCN's strategic direction is to grow significantly by investing in a portfolio of gas-related projects. Accordingly, MCN's capital investments are anticipated to range from $500 million to $750 million annually over the next several years. For 1995, MCN anticipates investing approximately $250 million in Gas Distribution to add new customers, develop new gas transportation markets and make improvements to existing storage and transmission systems. Approximately $400 million is expected to be spent in Diversified Services, of which $40 million will be incurred to complete the Michigan Power cogeneration facility. The remainder is expected to be spent primarily in the acquisition and development of E&P properties.

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

ACCOUNTING PRONOUNCEMENTS

      During the second quarter of 1995, MCN adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets," which requires the impairment of property and intangibles to be considered whenever evidence suggests a lack of recoverability. The Statement also modifies existing practice and guidance with respect to impairment of regulatory assets under SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation." Under SFAS No. 121, regulatory assets recorded as a result of SFAS No. 71 must continue to be probable of recovery in rates at all times, rather than only at the time the regulatory asset is recorded. As such, regulatory assets currently recorded by the Gas Distribution group may require adjustment in the future if recovery is no longer probable. Adoption of this Statement had no effect on MCN's financial statements.

                        MCN CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF FINANCIAL POSITION (Unaudited)
                             (Thousands of Dollars)
                                                           September 30,        December 31,
                                                         -----------------      ------------
                                                         1995         1994          1994
                                                         ----         ----          ----
ASSETS
Current Assets
  Cash and cash equivalents, at cost (which
    approximates market value)                        $    16,825  $    14,651   $    11,547
  Accounts receivable, less allowance for doubtful
    accounts of $13,325, $17,960 and $16,101,
    respectively                                          157,375      163,152       214,158
  Accrued unbilled revenues                                19,081       20,108        83,053
  Gas in inventory                                        154,987      168,533       131,649
  Property taxes assessed applicable to future
    periods                                                22,702       18,470        54,728
  Gas receivable                                            5,493        8,865        21,069
  Other                                                    31,421       34,884        27,306
                                                      -----------  -----------   -----------
                                                          407,884      428,663       543,510
                                                      -----------  -----------   -----------
Deferred Charges and Other Assets
  Investment in and advances to joint ventures             81,227       61,712        64,505
  Deferred postretirement benefit cost                     15,363       22,718        20,670
  Other                                                   128,450      108,852       123,501
                                                      -----------  -----------   -----------
                                                          225,040      193,282       208,676
                                                      -----------  -----------   -----------
Property, Plant and Equipment, at cost
  Gas distribution                                      2,357,248    2,182,530     2,206,462
  Exploration and production                              432,124      203,442       277,118
  Gas gathering and processing                             79,460       57,567        67,889
  Computer operations and other                            59,304       44,628        53,356
                                                      -----------  -----------   -----------
                                                        2,928,136    2,488,167     2,604,825
  Less -- Accumulated depreciation and depletion        1,196,535    1,115,771     1,112,387
                                                      -----------  -----------   -----------
                                                        1,731,601    1,372,396     1,492,438
                                                      -----------  -----------   -----------
                                                      $ 2,364,525  $ 1,994,341   $ 2,244,624
                                                      ===========  ===========   ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Accounts payable                                    $   129,742  $   112,749   $   142,647
  Notes payable (Note 4)                                  150,820      120,278       228,807
  Current portion of long-term debt, capital lease
    obligations and redeemable cumulative preferred
    securities                                              7,226        6,077         7,319
  Federal income, property and other taxes payable         55,941       55,904        86,972
  Refunds payable to customers                              2,690       29,282        19,560
  Customer deposits                                        10,294       10,569        11,581
  Other                                                    82,595       72,147        67,809
                                                      -----------  -----------   -----------
                                                          439,308      407,006       564,695
                                                      -----------  -----------   -----------
Deferred Credits and Other Liabilities
  Accumulated deferred income taxes                       103,137       72,809        93,326
  Unamortized investment tax credit                        37,270       39,158        38,684
  Tax benefits amortizable to customers                   112,257      124,329       115,067
  Accrued postretirement benefit cost                      17,721       26,578        26,060
  Minority interest                                        17,911       18,049        18,670
  Other                                                    90,356       93,869        88,490
                                                      -----------  -----------   -----------
                                                          378,652      374,792       380,297
                                                      -----------  -----------   -----------
Long-Term Debt, including capital lease obligations
  (Notes 3 and 4)                                         811,546      709,311       685,519
                                                      -----------  -----------   -----------
Redeemable Cumulative Preferred Securities of
  Subsidiaries                                            100,000        2,618       102,618
                                                      -----------  -----------   -----------
Commitments and Contingencies (Note 5)
Common Shareholders' Equity
  Common stock                                                662          596           598
  Additional paid-in capital                              442,460      328,262       331,571
  Retained earnings                                       192,353      172,395       179,862
  Unearned compensation                                      (456)        (639)         (536)
                                                      -----------  -----------   -----------
                                                          635,019      500,614       511,495
                                                      -----------  -----------   -----------
                                                      $ 2,364,525  $ 1,994,341   $ 2,244,624
                                                      ===========  ===========   ===========

The notes to the consolidated financial statements are an integral part of this statement.

                        MCN CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF INCOME (Unaudited)
                      (Thousands Except Per Share Amounts)
                                                       Three Months Ended      Nine Months Ended        Twelve Months Ended
                                                         September 30,           September 30,             September 30,
                                                       ------------------      -----------------        -------------------
                                                        1995       1994        1995         1994         1995         1994
                                                        ----       ----        ----         ----         ----         ----
Operating Revenues                                    $ 213,195  $ 204,389  $ 1,044,287  $ 1,133,713  $ 1,456,374  $ 1,581,493
                                                      ---------  ---------  -----------  -----------  -----------  -----------
Operating Expenses
  Cost of gas                                            79,067     86,543      492,342      605,344      710,434      870,108
  Operation and maintenance                              90,418     95,453      294,723      291,271      402,677      382,432
  Depreciation, depletion and amortization               29,382     25,188       88,418       77,087      114,951       97,131
  Property and other taxes                               15,203     13,810       50,467       51,002       64,453       67,157
                                                      ---------  ---------  -----------  -----------  -----------  -----------
    Total operating expenses                            214,070    220,994      925,950    1,024,704    1,292,515    1,416,828
                                                      ---------  ---------  -----------  -----------  -----------  -----------
Operating Income (Loss)                                    (875)   (16,605)     118,337      109,009      163,859      164,665
                                                      ---------  ---------  -----------  -----------  -----------  -----------
Equity in Earnings of Joint Ventures                      1,822      1,900        3,889        5,688        4,490        6,730
                                                      ---------  ---------  -----------  -----------  -----------  -----------
Other Income and (Deductions)
  Interest income                                         1,187      1,594        4,534        4,788        6,239        5,966
  Interest on long-term debt                            (11,882)    (9,409)     (33,035)     (26,676)     (44,572)     (33,219)
  Other interest expense                                 (1,980)    (3,085)      (7,689)      (7,103)     (11,321)     (11,820)
  Dividends on preferred securities of subsidiaries      (2,398)      (115)      (7,213)        (366)      (8,865)        (542)
  Minority interest                                        (661)      (719)      (1,829)      (2,187)      (2,521)      (3,182)
  Other                                                    (908)      (959)      (1,605)      (2,500)      (4,746)      (7,151)
                                                      ---------  ---------  -----------  -----------  -----------  -----------
    Total other income and (deductions)                 (16,642)   (12,693)     (46,837)     (34,044)     (65,786)     (49,948)
                                                      ---------  ---------  -----------  -----------  -----------  -----------
Income (Loss) Before Income Taxes                       (15,695)   (27,398)      75,389       80,653      102,563      121,447
Income Tax Provision (Benefit)                           (7,068)   (11,828)      20,114       23,624       26,549       36,390
                                                      ---------  ---------  -----------  -----------  -----------  -----------
Net Income (Loss)                                     $  (8,627) $ (15,570) $    55,275  $    57,029  $    76,014  $    85,057
                                                      =========  =========  ===========  ===========  ===========  ===========
Earnings (Loss) Per Share                             $    (.13) $    (.26) $       .86  $       .96  $      1.21  $      1.44
                                                      =========  =========  ===========  ===========  ===========  ===========
Average Common Shares Outstanding                        66,103     59,492       64,214       59,294       63,075       59,196
                                                      =========  =========  ===========  ===========  ===========  ===========
Dividends Declared Per Share                          $   .2225  $   .2150  $     .6675  $     .6450  $     .8900  $     .8600
                                                      =========  =========  ===========  ===========  ===========  ===========

            CONSOLIDATED STATEMENT OF RETAINED EARNINGS (Unaudited)
                             (Thousands of Dollars)

                                                     Three Months Ended    Nine Months Ended    Twelve Months Ended
                                                       September 30,         September 30,         September 30,
                                                     ------------------    -----------------    -------------------
                                                      1995       1994       1995       1994       1995       1994
                                                      ----       ----       ----       ----       ----       ----
Balance -- Beginning of period                      $ 215,801  $ 200,748  $ 179,862  $ 153,589  $ 172,395  $ 138,222
Add -- Net income (loss)                               (8,627)   (15,570)    55,275     57,029     76,014     85,057
                                                    ---------  ---------  ---------  ---------  ---------  ---------
                                                      207,174    185,178    235,137    210,618    248,409    223,279
Deduct -- Cash dividends declared on common stock      14,821     12,782     42,784     38,220     56,056     50,880
          Other                                            --          1         --          3         --          4
                                                    ---------  ---------  ---------  ---------  ---------  ---------
Balance -- End of period                            $ 192,353  $ 172,395  $ 192,353  $ 172,395  $ 192,353  $ 172,395
                                                    =========  =========  =========  =========  =========  =========

The notes to the consolidated financial statements are an integral part of these statements

                        MCN CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
                             (Thousands of Dollars)

                                                          Nine Months Ended
                                                            September 30,
                                                          -----------------
                                                           1995        1994
                                                           ----        ----
Cash Flow from Operating Activities
  Net income                                            $   55,275  $   57,029
  Adjustments to reconcile net income to net cash
    provided from operating activities
      Depreciation, depletion and amortization
        Per statement of income                             88,418      77,087
        Charged to other accounts                            5,448       5,358
      Deferred income taxes and investment tax credit
        -- net                                               5,587      (7,571)
      Equity in earnings of joint ventures, net of
        distributions                                        2,362       1,243
      Other                                                    574       1,691
                                                        ----------  ----------
                                                           157,664     134,837
      Changes in assets and liabilities, exclusive of
        changes shown separately                            84,309      66,651
                                                        ----------  ----------
        Net cash provided from operating activities        241,973     201,488
                                                        ----------  ----------
Cash Flow from Financing Activities
  Notes payable -- net                                     (77,987)   (160,026)
  Common stock dividends paid                              (42,784)    (38,220)
  Issuance of common stock (Note 2)                        110,772      11,262
  Issuance of long-term debt (Note 3)                      168,764      78,620
  Net borrowings (repayments) of long-term credit
    facilities                                             (39,398)    134,800
  Retirement of long-term debt and preferred stock          (6,987)     (6,219)
  Other                                                     (1,290)     (1,779)
        Net cash provided from financing activities        111,090      18,438
Cash Flow from Investing Activities
  Capital expenditures                                    (330,349)   (213,726)
  Investment in joint ventures                             (24,119)     (3,244)
  Sale of investment in joint ventures                      10,803          --
  Other                                                     (4,120)       (779)
                                                        ----------  ----------
        Net cash used for investing activities            (347,785)   (217,749)
                                                        ----------  ----------
Net Increase in Cash and Cash Equivalents                    5,278       2,177
Cash and Cash Equivalents, January 1                        11,547      12,474
                                                        ----------  ----------
Cash and Cash Equivalents, September 30                 $   16,825  $   14,651
                                                        ==========  ==========
Changes in Assets and Liabilities, Exclusive of
Changes Shown Separately
  Accounts receivable -- net                            $   55,504  $   73,782
  Accrued unbilled revenues                                 63,972      81,219
  Gas in inventory                                         (23,338)   (122,638)
  Property taxes assessed applicable to future
    periods                                                 32,026      32,239
  Gas receivable                                            15,576        (916)
  Accounts payable                                         (12,905)    (17,309)
  Deferred income taxes -- current                          (5,343)    (16,928)
  Federal income, property and other taxes payable         (31,031)     (7,876)
  Refunds payable to customers                             (16,870)     18,488
  Other current assets and liabilities                      12,901       2,027
  Deferred assets and liabilities                           (6,183)     24,563
                                                        ----------  ----------
Supplemental Disclosures                                $   84,309  $   66,651
                                                        ==========  ==========
  Cash paid during the year for:
    Interest, net of amounts capitalized                $   33,428  $   28,118
                                                        ==========  ==========
    Federal income taxes                                $    9,366  $   24,550
                                                        ==========  ==========
  Noncash investing and financing activities:
    Property purchased under capital leases             $    3,087  $    2,264
                                                        ==========  ==========
    Land acquired in exchange for note receivable       $    1,480  $       --
                                                        ==========  ==========

The notes to the consolidated financial statements are an integral part of this statement.

                        MCN CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. General

      The accompanying consolidated financial statements should be read in conjunction with MCN's 1994 Annual Report on Form 10-K. Certain reclassifications have been made to the prior year's financial statements to conform with the 1995 presentation. The unaudited information furnished herein, in the opinion of management, reflects all adjustments (consisting of only recurring adjustments or accruals) necessary for a fair presentation of the results of operations during the periods.

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

3. Long-Term Debt

      As of September 30, 1995, MCN's long-term debt balance of $811,546,000 included nonrecourse financing of Supply Development Group, Inc. (Supply Development), MCN's exploration & production subsidiary, of $100,000,000 and Saginaw Bay Pipeline Company of $17,600,000.

      The Supply Development financing was established as a five year term loan in August 1995 that allows for borrowings of up to $100,000,000 at certain alternative variable rates at MCN's option. The $100,000,000 outstanding at September 30, 1995 was at a weighted average interest rate of 6.4%. Fees are paid to compensate banks for the loan facility. The most restrictive provision of the agreement requires Supply Development to maintain an interest coverage ratio greater than 2.25 to 1.00.

      During the second quarter of 1995, MichCon issued the following debt:

                      Description                     Amount
                      -----------                     -----
      First Mortgage Bonds, 7.50%, due May 2020    $30,000,000
      First Mortgage Bonds, 6.30%, due June 1998   $20,000,000
      First Mortgage Bonds, 6.72%, due June 2003   $ 4,150,000
      First Mortgage Bonds, 6.80%, due June 2003   $15,850,000

4. Lines of Credit

      In July 1995, new credit lines were negotiated at MichCon to allow for borrowings of up to $100,000,000 under a 364 day revolving credit facility and up to $150,000,000 under a three year revolving credit facility. MichCon usually issues commercial paper in lieu of an equivalent amount of borrowings under these lines of credit. Commercial paper of $109,945,000 was outstanding at September 30, 1995 under these lines at a weighted average interest rate of 5.9%. This debt is classified as short-term based upon management's intent to repay it within one year. Fees are paid to compensate banks for lines of credit.

                        MCN CORPORATION AND SUBSIDIARIES
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


      In July 1995, MCN Investment increased its credit lines to allow for borrowings of up to $100,000,000 under a 364 day revolving credit facility and up to $300,000,000 under a three year revolving credit facility. The facilities support MCN Investment's $400,000,000 commercial paper program that was also established in July 1995. MCN Investment has issued commercial paper in lieu of an equivalent amount of borrowings under lines of credit. Commercial paper used to temporarily finance working capital requirements totaling $39,000,000 is classified as short-term based upon management's intent to repay this debt within one year. The remaining commercial paper balance of $142,602,000 is classified as long-term. Total commercial paper outstanding as of September 30, 1995 is at a weighted average interest rate of 5.9%. Fees are paid to compensate banks for lines of credit.

5. Commitments and Contingencies

   a. Guaranty

      During 1995, MCN agreed to acquire a 47.5% interest in a partnership formed to construct, own and operate a natural gas transmission and distribution system located in southern Missouri. In October 1995, a construction loan was obtained that allows for borrowings of up to $25,000,000. MCN has issued a guaranty for the full amount of this financing, and one of the parties to the project has agreed to reimburse MCN for 50% of any payments made as a result of this guaranty. The guaranty will remain in place until permanent financing is established which is anticipated to be October 1997.

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

6. Consolidating Financial Statements

      In October 1995, MCN Investment and MCN filed a joint shelf registration statement with the Securities and Exchange Commission for the issuance of up to $200,000,000 in debt securities. This registration statement became effective in November 1995. Debt securities issued by MCN Investment under this registration statement are subject to a support agreement between MCN and MCN Investment, under which MCN has committed to make payments of interest and principal on MCN Investment's securities in the event of failure to pay by MCN Investment. Restrictions in the support agreement prohibit recourse on the part of MCN Investment's investors against the stock and assets of MichCon. Under the terms of the support agreement, the assets of MCN, other than MichCon, and the cash dividends paid to MCN by any of its subsidiaries are available as recourse to holders of MCN Investment's securities. The carrying value of MCN's assets on an unconsolidated basis, primarily investments in its subsidiaries other than MichCon, is $290,894,000 at September 30, 1995.

      The following unaudited MCN consolidating financial statements are presented and include separately MCN Investment, MichCon and MCN and other subsidiaries. MCN has determined that separate financial statements and other disclosures concerning MCN Investment are not material to investors. The other MCN subsidiaries represent Citizens Gas Fuel Company, Blue Lake Holdings, Inc. and MCN Michigan Limited Partnership.

                        MCN CORPORATION AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
           CONSOLIDATING STATEMENT OF FINANCIAL POSITION (Unaudited)
                             (Thousands of Dollars)
                                                           MCN                                    Eliminations
                                                        and Other        MCN                          and          Consolidated
                                                      Subsidiaries   Investment     MichCon    Reclassifications      Totals
                                                      ------------   ----------     -------    ------------------  -----------
                                                                                  September 30, 1995
                                                      ------------------------------------------------------------------------
ASSETS
Current Assets
  Cash and cash equivalents, at cost                    $      36     $  12,135   $     3,213      $    1,441       $    16,825
  Accounts receivable                                       2,742        71,542       104,159          (7,743)          170,700
    Less: allowance for doubtful accounts                      80           520        12,725              --            13,325
                                                        ---------     ---------   -----------      ----------       -----------
  Accounts receivable -- net                                2,662        71,022        91,434          (7,743)          157,375
  Accrued unbilled revenue                                    266            --        18,815              --            19,081
  Gas in inventory                                             --        62,479        92,508              --           154,987
  Property taxes assessed applicable to future
    periods                                                    91           993        21,618              --            22,702
  Gas receivable                                               --           791         4,702              --             5,493
  Other                                                       801         6,211        23,636             773            31,421
                                                        ---------     ---------   -----------      ----------       -----------
                                                            3,856       153,631       255,926          (5,529)          407,884
                                                        ---------     ---------   -----------      ----------       -----------
Deferred Charges and Other Assets
  Investment in and advances to joint ventures and
    subsidiaries                                          738,410        49,306        19,742        (726,231)           81,227
  Deferred postretirement benefit cost                        750            --        14,613              --            15,363
  Other                                                    10,948        54,653        62,218             631           128,450
                                                        ---------     ---------   -----------      ----------       -----------
                                                          750,108       103,959        96,573        (725,600)          225,040
                                                        ---------     ---------   -----------      ----------       -----------
Property, Plant and Equipment, at cost                     26,021       563,141     2,338,974              --         2,928,136
    Less -- Accumulated depreciation and depletion          9,298        52,213     1,135,024              --         1,196,535
                                                        ---------     ---------   -----------      ----------       -----------
                                                           16,723       510,928     1,203,950              --         1,731,601
                                                        ---------     ---------   -----------      ----------       -----------
                                                        $ 770,687     $ 768,518   $ 1,556,449      $ (731,129)      $ 2,364,525
                                                        =========     =========   ===========      ==========       ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Accounts payable                                      $   1,979     $  63,012   $    69,691      $   (4,940)      $   129,742
  Notes payable                                                --        39,000       111,820              --           150,820
  Current portion of long-term debt, capital leases
    and redeemable cumulative preferred securities            485         2,805         3,936              --             7,226
  Federal income, property and other taxes payable         (2,447)       13,202        45,186              --            55,941
  Refunds payable to customers                                 --            --         2,690              --             2,690
  Customer deposits                                            17            --        10,277              --            10,294
  Other                                                     3,711        24,462        54,417               5            82,595
                                                        ---------     ---------   -----------      ----------       -----------
                                                            3,745       142,481       298,017          (4,935)          439,308
                                                        ---------     ---------   -----------      ----------       -----------
Deferred Charges and Other Liabilities
  Accumulated deferred income taxes                          (685)       42,886        60,863              73           103,137
  Unamortized investment tax credit                           368            --        36,902              --            37,270
  Tax benefits amortizable to customers                       172            --       112,085              --           112,257
  Accrued postretirement benefit cost                       2,125         1,059        14,537              --            17,721
  Minority interest                                            --        17,911            --              --            17,911
  Other                                                    14,457        15,873        60,025               1            90,356
                                                        ---------     ---------   -----------      ----------       -----------
                                                           16,437        77,729       284,412              74           378,652
                                                        ---------     ---------   -----------      ----------       -----------
Long-Term Debt, including capital lease obligations           425       294,086       517,035              --           811,546
Redeemable Cumulative Preferred Securities of
  Subsidiaries                                            100,000            --            --              --           100,000
                                                        ---------     ---------   -----------      ----------       -----------
Common Shareholders' Equity
  Common stock                                                662             5        10,300         (10,305)              662
  Additional paid-in capital                              449,352       210,122       211,777        (428,791)          442,460
  Retained earnings                                       200,522        44,095       234,908        (287,172)          192,353
  Unearned compensation                                      (456)           --            --              --              (456)
                                                        ---------     ---------   -----------      ----------       -----------
                                                          650,080       254,222       456,985        (726,268)          635,019
                                                        ---------     ---------   -----------      ----------       -----------
                                                        $ 770,687     $ 768,518   $ 1,556,449      $ (731,129)      $ 2,364,525
                                                        =========     =========   ===========      ==========       ===========

                       MCN CORPORATION AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
           CONSOLIDATING STATEMENT OF FINANCIAL POSITION (Unaudited)
                             (Thousands of Dollars)
                                                           MCN                                    Eliminations
                                                        and Other        MCN                          and          Consolidated
                                                      Subsidiaries   Investment     MichCon    Reclassifications      Totals
                                                      ------------   ----------     -------    -----------------   ------------
                                                                                  September 30, 1994
                                                      -------------------------------------------------------------------------
ASSETS
Current Assets
  Cash and cash equivalents, at cost                    $    994      $  11,390   $     2,267      $       --       $    14,651
  Accounts receivable                                      3,529         66,068       118,155          (6,640)          181,112
    Less: allowance for doubtful accounts                     81          1,010        16,869              --            17,960
                                                        ---------     ---------   -----------      ----------       -----------
  Accounts receivable -- net                               3,448         65,058       101,286          (6,640)          163,152
  Accrued unbilled revenue                                   190             --        19,918              --            20,108
  Gas in inventory                                            --         60,777       107,798             (42)          168,533
  Property taxes assessed applicable to future
    periods                                                   74             59        18,337              --            18,470
  Gas receivable                                              --          2,333         6,532              --             8,865
  Other                                                      731         13,126        20,410             617            34,884
                                                        ---------     ---------   -----------      ----------       -----------
                                                           5,437        152,743       276,548          (6,065)          428,663
                                                        ---------     ---------   -----------      ----------       -----------
Deferred Charges and Other Assets
  Investment in and advances to joint ventures and
    subsidiaries                                         505,652         41,863        18,522        (504,325)           61,712
  Deferred postretirement benefit cost                       659             --        22,059              --            22,718
  Other                                                    8,153         60,876        39,792              31           108,852
                                                        ---------     ---------   -----------      ----------       -----------
                                                         514,464        102,739        80,373        (504,294)          193,282
                                                        ---------     ---------   -----------      ----------       -----------
Property, Plant and Equipment, at cost                    22,381        300,488     2,165,298              --         2,488,167
    Less -- Accumulated depreciation and depletion         7,869         27,610     1,080,292              --         1,115,771
                                                        ---------     ---------   -----------      ----------       -----------
                                                          14,512        272,878     1,085,006              --         1,372,396
                                                        ---------     ---------   -----------      ----------       -----------
                                                        $534,413      $ 528,360   $ 1,441,927      $ (510,359)      $ 1,994,341
                                                        =========     =========   ===========      ==========       ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Accounts payable                                      $   1,014     $  49,810   $    67,653      $   (5,728)      $   112,749
  Notes payable                                                --        29,900        90,378              --           120,278
  Current portion of long-term debt, capital leases
    and redeemable cumulative preferred securities            110         1,771         4,196              --             6,077
  Federal income, property and other taxes payable            313         7,435        48,156              --            55,904
  Refunds payable to customers                                  1            --        29,281              --            29,282
  Customer deposits                                            17            --        10,552              --            10,569
  Other                                                     2,489        16,487        53,222             (51)           72,147
                                                        ---------     ---------   -----------      ----------       -----------
                                                            3,944       105,403       303,438          (5,779)          407,006
                                                        ---------     ---------   -----------      ----------       -----------
Deferred Charges and Other Liabilities
  Accumulated deferred income taxes                          (544)       28,393        45,215            (255)           72,809
  Unamortized investment tax credit                           398            --        38,760              --            39,158
  Tax benefits amortizable to customers                       312            --       124,017              --           124,329
  Accrued postretirement benefit cost                       1,628           629        24,321              --            26,578
  Minority interest                                            --        18,049            --              --            18,049
  Other                                                    11,638        31,635        50,596              --            93,869
                                                        ---------     ---------   -----------      ----------       -----------
                                                           13,432        78,706       282,909            (255)          374,792
                                                        ---------     ---------   -----------      ----------       -----------
Long-Term Debt, including capital lease obligations           910       257,809       450,592              --           709,311
                                                        ---------     ---------   -----------      ----------       -----------
Redeemable Cumulative Preferred Securities of
  Subsidiaries                                                 --            --         2,618              --             2,618
                                                        ---------     ---------   -----------      ----------       -----------
Common Shareholders' Equity
  Common stock                                                596             5        10,300         (10,305)              596
  Additional paid-in capital                              337,824        62,596       204,777        (276,935)          328,262
  Retained earnings                                       178,346        23,841       187,293        (217,085)          172,395
  Unearned compensation                                      (639)           --            --              --              (639)
                                                        ---------     ---------   -----------      ----------       -----------
                                                          516,127        86,442       402,370        (504,325)          500,614
                                                        ---------     ---------   -----------      ----------       -----------
                                                        $ 534,413     $ 528,360   $ 1,441,927      $ (510,359)      $ 1,994,341
                                                        =========     =========   ===========      ==========       ===========

                         MCN CORPORATION AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
           CONSOLIDATING STATEMENT OF FINANCIAL POSITION (Unaudited)
                             (Thousands of Dollars)
                                                          MCN                                    Eliminations
                                                        and Other        MCN                          and          Consolidated
                                                      Subsidiaries   Investment     MichCon    Reclassifications      Totals
                                                      ------------   ----------     -------    -----------------   ------------
                                                                                  December 31, 1994
                                                      -------------------------------------------------------------------------
ASSETS
Current Assets
  Cash and cash equivalents, at cost                    $      29     $  10,213   $     1,305      $      --        $    11,547
  Accounts receivable                                       2,754        82,617       150,302          (5,414)          230,259
    Less: allowance for doubtful accounts                      71           708        15,322              --            16,101
                                                        ---------     ---------   -----------      ----------       -----------
  Accounts receivable -- net                                2,683        81,909       134,980          (5,414)          214,158
  Accrued unbilled revenue                                    820            --        82,233              --            83,053
  Gas in inventory                                             --        53,806        77,843              --           131,649
  Property taxes assessed applicable to future
    periods                                                 2,565            --        52,163              --            54,728
  Gas receivable                                               --        16,925         4,144              --            21,069
  Other                                                       927         9,461        18,958          (2,040)           27,306
                                                        ---------     ---------   -----------      ----------       -----------
                                                            7,024       172,314       371,626          (7,454)          543,510
                                                        ---------     ---------   -----------      ----------       -----------
Deferred Charges and Other Assets
  Investment in and advances to joint ventures and
    subsidiaries                                          615,131        42,613        20,791        (614,030)           64,505
  Deferred postretirement benefit cost                        783            --        19,887              --            20,670
  Other                                                    10,060        70,491        42,044             906           123,501
                                                        ---------     ---------   -----------      ----------       -----------
                                                          625,974       113,104        82,722        (613,124)          208,676
                                                        ---------     ---------   -----------      ----------       -----------
Property, Plant and Equipment, at cost                     23,028       392,647     2,189,150              --         2,604,825
  Less -- Accumulated depreciation and depletion            8,192        32,607     1,071,588              --         1,112,387
                                                        ---------     ---------   -----------      ----------       -----------
                                                           14,836       360,040     1,117,562              --         1,492,438
                                                        ---------     ---------   -----------      ----------       -----------
                                                        $ 647,834     $ 645,458   $ 1,571,910      $ (620,578)      $ 2,244,624
                                                        =========     =========   ===========      ==========       ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Accounts payable                                      $     712     $  66,178   $    80,671      $   (4,914)      $   142,647
  Notes payable                                                --        60,350       168,457              --           228,807
  Current portion of long-term debt, capital leases
    and redeemable cumulative preferred securities           (179)        3,273         4,225              --             7,319
  Federal income, property and other taxes payable           (751)        1,917        85,806              --            86,972
  Refunds payable to customers                                  1            --        19,559              --            19,560
  Customer deposits                                            18            --        11,563              --            11,581
  Other                                                     4,588        14,343        50,670          (1,792)           67,809
                                                        ---------     ---------   -----------      ----------       -----------
                                                            4,389       146,061       420,951          (6,706)          564,695
                                                        ---------     ---------   -----------      ----------       -----------
Deferred Charges and Other Liabilities
  Accumulated deferred income taxes                            41        40,889        52,396              --            93,326
  Unamortized investment tax credit                           390            --        38,294              --            38,684
  Tax benefits amortizable to customers                       161            --       114,906              --           115,067
  Accrued postretirement benefit cost                       1,830           723        23,507              --            26,060
  Minority interest                                            --        18,670            --              --            18,670
  Other                                                    11,773        23,641        53,076              --            88,490
                                                        ---------     ---------   -----------      ----------       -----------
                                                           14,195        83,923       282,179              --           380,297
                                                        ---------     ---------   -----------      ----------       -----------
Long-Term Debt, including capital lease obligations         1,139       236,051       448,329              --           685,519
                                                        ---------     ---------   -----------      ----------       -----------
Redeemable Cumulative Preferred Securities of
  Subsidiaries                                            100,000            --         2,618              --           102,618
                                                        ---------     ---------   -----------      ----------       -----------
Common Shareholders' Equity
  Common stock                                                598             5        10,300         (10,305)              598
  Additional paid-in capital                              341,680       151,025       204,777        (365,911)          331,571
  Retained earnings                                       186,369        28,393       202,756        (237,656)          179,862
  Unearned compensation                                      (536)           --            --              --              (536)
                                                        ---------     ---------   -----------      ----------       -----------
                                                          528,111       179,423       417,833        (613,872)          511,495
                                                        ---------     ---------   -----------      ----------       -----------
                                                        $ 647,834     $ 645,458   $ 1,571,910      $ (620,578)      $ 2,244,624
                                                        =========     =========   ===========      ==========       ===========

                        MCN CORPORATION AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                 CONSOLIDATING STATEMENTS OF INCOME (Unaudited)
                             (Thousands of Dollars)
                                                           MCN                                  Eliminations
                                                        and Other        MCN                        and          Consolidated
                                                      Subsidiaries   Investment    MichCon   Reclassifications      Totals
                                                      ------------   ----------    -------   -----------------   ------------
                                                                       Three Months Ended September 30, 1995
                                                      -----------------------------------------------------------------------
Operating Revenues                                      $   1,472     $ 109,341   $ 107,522       $ (5,140)        $ 213,195
                                                        ---------     ---------   ---------       --------         ---------
Operating Expenses
  Cost of gas                                                 639        58,127      20,963           (662)           79,067
  Operation and maintenance                                (1,853)       35,999      60,750         (4,478)           90,418
  Depreciation, depletion and amortization                    424         6,851      22,107             --            29,382
  Property and other taxes                                    262         2,143      12,798             --            15,203
                                                        ---------     ---------   ---------       --------         ---------
    Total operating expenses                                 (528)      103,120     116,618         (5,140)          214,070
                                                        ---------     ---------   ---------       --------         ---------
Operating Income (Loss)                                     2,000         6,221      (9,096)            --              (875)
                                                        ---------     ---------   ---------       --------         ---------
Equity in Earnings (Loss) of Joint Ventures and
  Subsidiaries                                             (7,583)        1,431         123          7,851             1,822
                                                        ---------     ---------   ---------       --------         ---------
Other Income and (Deductions)
  Interest income                                              28           266         765            128             1,187
  Interest on long-term debt                                  (20)       (2,137)     (9,726)             1           (11,882)
  Other interest expense                                      (15)       (1,190)       (774)            (1)           (1,980)
  Dividends on preferred securities of subsidiaries            --            --          --         (2,398)           (2,398)
  Minority interest                                            --          (660)         --             (1)             (661)
  Other                                                       (67)           44        (758)          (127)             (908)
                                                        ---------     ---------   ---------       --------         ---------
    Total other income and (deductions)                       (74)       (3,677)    (10,493)        (2,398)          (16,642)
                                                        ---------     ---------   ---------       --------         ---------
Income (Loss) Before Income Taxes                          (5,657)        3,975     (19,466)         5,453           (15,695)
Income Tax Provision (Benefit)                                130        (1,061)     (6,138)             1            (7,068)
                                                        ---------     ---------   ---------       --------         ---------
Net Income (Loss)                                          (5,787)        5,036     (13,328)         5,452            (8,627)
Dividends on Preferred Securities                           2,344            --          54         (2,398)               --
                                                        ---------     ---------   ---------       --------         ---------
Net Income (Loss) Available for Common Stock            $  (8,131)    $   5,036   $ (13,382)      $  7,850         $  (8,627)
                                                        =========     =========   =========       ========         =========
                                                                       Three Months Ended September 30, 1994
                                                      -----------------------------------------------------------------------
Operating Revenues                                      $   1,518     $ 100,682   $ 107,289       $ (5,100)        $ 204,389
                                                        ---------     ---------   ---------       --------         ---------
Operating Expenses
  Cost of gas                                                 790        63,114      23,299           (660)           86,543
  Operation and maintenance                                   750        27,803      71,341         (4,441)           95,453
  Depreciation, depletion and amortization                    333         3,701      21,154             --            25,188
  Property and other taxes                                    130         1,269      12,411             --            13,810
                                                        ---------     ---------   ---------       --------         ---------
    Total operating expenses                                2,003        95,887     128,205         (5,101)          220,994
                                                        ---------     ---------   ---------       --------         ---------
Operating Income (Loss)                                      (485)        4,795     (20,916)             1           (16,605)
                                                        ---------     ---------   ---------       --------         ---------
Equity in Earnings (Loss) of Joint Ventures and
  Subsidiaries                                            (14,236)        1,375         161         14,600             1,900
                                                        ---------     ---------   ---------       --------         ---------
Other Income and (Deductions)
  Interest income                                              28           548       1,017              1             1,594
  Interest on long-term debt                                  (24)       (2,798)     (6,587)            --            (9,409)
  Other interest expense                                      (36)         (567)     (2,481)            (1)           (3,085)
  Dividends on preferred securities of subsidiaries            --            --          --           (115)             (115)
  Minority interest                                            --          (719)         --             --              (719)
  Other                                                         5          (101)       (980)           117              (959)
                                                        ---------     ---------   ---------       --------         ---------
    Total other income and (deductions)                       (27)       (3,637)     (9,031)             2           (12,693)
                                                        ---------     ---------   ---------       --------         ---------
Income (Loss) Before Income Taxes                         (14,748)        2,533     (29,786)        14,603           (27,398)
Income Tax Provision (Benefit)                                151        (1,406)    (10,690)           117           (11,828)
                                                        ---------     ---------   ---------       --------         ---------
Net Income (Loss)                                         (14,899)        3,939     (19,096)        14,486           (15,570)
Dividends on Preferred Securities                              --            --         115           (115)               --
                                                        ---------     ---------   ---------       --------         ---------
Net Income (Loss) Available for Common Stock            $ (14,899)    $   3,939   $ (19,211)      $ 14,601         $ (15,570)
                                                        =========     =========   =========       ========         =========

                        MCN CORPORATION AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                 CONSOLIDATING STATEMENTS OF INCOME (Unaudited)
                             (Thousands of Dollars)
                                                             MCN                                  Eliminations
                                                          and Other        MCN                        and          Consolidated
                                                        Subsidiaries   Investment    MichCon   Reclassifications      Totals
                                                        ------------   ----------    -------   -----------------    -----------
                                                                          Nine Months Ended September 30, 1995
                                                        -----------------------------------------------------------------------
Operating Revenues                                         $  9,953     $ 340,208   $ 714,302       $ (20,176)      $ 1,044,287
                                                           --------     ---------   ---------       ---------       -----------
Operating Expenses
  Cost of gas                                                 4,522       189,253     303,130          (4,563)          492,342
  Operation and maintenance                                  (3,721)      103,304     210,753         (15,613)          294,723
  Depreciation, depletion and amortization                    1,236        20,194      66,988              --            88,418
  Property and other taxes                                    1,031         5,949      43,487              --            50,467
                                                           --------     ---------   ---------       ---------       -----------
    Total operating expenses                                  3,068       318,700     624,358         (20,176)          925,950
                                                           --------     ---------   ---------       ---------       -----------
Operating Income                                              6,885        21,508      89,944              --           118,337
                                                           --------     ---------   ---------       ---------       -----------
Equity in Earnings of Joint Ventures and Subsidiaries        56,908         2,495         499         (56,013)            3,889
                                                           --------     ---------   ---------       ---------       -----------
Other Income and (Deductions)
  Interest income                                               178         1,144       2,764             448             4,534
  Interest on long-term debt                                    (63)       (6,563)    (26,410)              1           (33,035)
  Other interest expense                                        (39)       (3,224)     (4,425)             (1)           (7,689)
  Dividends on preferred securities of subsidiaries              --            --          --          (7,213)           (7,213)
  Minority interest                                              --        (1,829)         --              --            (1,829)
  Other                                                       1,524          (343)     (2,337)           (449)           (1,605)
                                                           --------     ---------   ---------       ---------       -----------
    Total other income and (deductions)                       1,600       (10,815)    (30,408)         (7,214)          (46,837)
                                                           --------     ---------   ---------       ---------       -----------
Income Before Income Taxes                                   65,393        13,188      60,035         (63,227)           75,389
Income Tax Provision (Benefit)                                1,425        (2,513)     21,201               1            20,114
                                                           --------     ---------   ---------       ---------       -----------
Net Income                                                   63,968        15,701      38,834         (63,228)           55,275
Dividends on Preferred Securities                             7,031            --         182          (7,213)               --
                                                           --------     ---------   ---------       ---------       -----------
Net Income Available for Common Stock                      $ 56,937     $  15,701   $  38,652       $ (56,015)      $    55,275
                                                           ========     =========   =========       =========       ===========

                                                                          Nine Months Ended September 30, 1994
                                                        -----------------------------------------------------------------------
Operating Revenues                                         $ 10,370     $ 328,296   $ 813,502       $ (18,455)      $ 1,133,713
                                                           --------     ---------   ---------       ---------       -----------
Operating Expenses
  Cost of gas                                                 5,436       220,247     384,540          (4,879)          605,344
  Operation and maintenance                                   1,641        76,567     226,640         (13,577)          291,271
  Depreciation, depletion and amortization                      960        12,390      63,737              --            77,087
  Property and other taxes                                      977         3,871      46,154              --            51,002
                                                           --------     ---------   ---------       ---------       -----------
    Total operating expenses                                  9,014       313,075     721,071         (18,456)        1,024,704
                                                           --------     ---------   ---------       ---------       -----------
Operating Income                                              1,356        15,221      92,431               1           109,009
                                                           --------     ---------   ---------       ---------       -----------
Equity in Earnings of Joint Ventures and Subsidiaries        60,669         3,094         988         (59,063)            5,688
                                                           --------     ---------   ---------       ---------       -----------
Other Income and (Deductions)
  Interest income                                               563         1,648       3,067            (490)            4,788
  Interest on long-term debt                                   (530)       (6,453)    (19,693)             --           (26,676)
  Other interest expense                                       (125)       (1,318)     (6,150)            490            (7,103)
  Dividends on preferred securities of subsidiaries              --            --          --            (366)             (366)
  Minority interest                                              --        (2,187)         --              --            (2,187)
  Other                                                         (86)         (216)     (2,198)             --            (2,500)
                                                           --------     ---------   ---------       ---------       -----------
    Total other income and (deductions)                        (178)       (8,526)    (24,974)           (366)          (34,044)
                                                           --------     ---------   ---------       ---------       -----------
Income Before Income Taxes                                   61,847         9,789      68,445         (59,428)           80,653
Income Tax Provision (Benefit)                                1,945        (2,476)     24,155              --            23,624
                                                           --------     ---------   ---------       ---------       -----------
Net Income                                                   59,902        12,265      44,290         (59,428)           57,029
Dividends on Preferred Securities                                --            --         366            (366)               --
                                                           --------     ---------   ---------       ---------       -----------
Net Income Available for Common Stock                      $ 59,902     $  12,265   $  43,924       $ (59,062)      $    57,029
                                                           ========     =========   =========       =========       ===========

                        MCN CORPORATION AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                 CONSOLIDATING STATEMENTS OF INCOME (Unaudited)
                             (Thousands of Dollars)
                                                             MCN                                    Eliminations
                                                          and Other        MCN                          and          Consolidated
                                                        Subsidiaries   Investment     MichCon    Reclassifications      Totals
                                                        ------------   ----------     -------    -----------------   ------------
                                                                          Twelve Months Ended September 30, 1995
                                                        -------------------------------------------------------------------------
Operating Revenues                                         $ 13,984     $ 457,273   $ 1,012,478       $ (27,361)      $ 1,456,374
                                                           --------     ---------   -----------       ---------       -----------
Operating Expenses
  Cost of gas                                                 6,316       262,291       448,016          (6,189)          710,434
  Operation and maintenance                                  (6,053)      132,268       297,688         (21,226)          402,677
  Depreciation, depletion and amortization                    1,590        25,880        87,481              --           114,951
  Property and other taxes                                    1,298         7,693        55,462              --            64,453
                                                           --------     ---------   -----------       ---------       -----------
    Total operating expenses                                  3,151       428,132       888,647         (27,415)        1,292,515
                                                           --------     ---------   -----------       ---------       -----------
Operating Income                                             10,833        29,141       123,831              54           163,859
                                                           --------     ---------   -----------       ---------       -----------
Equity in Earnings of Joint Ventures and Subsidiaries        77,786         2,733           554         (76,583)            4,490
                                                           --------     ---------   -----------       ---------       -----------
Other Income and (Deductions)
  Interest income                                               202         1,829         3,761             447             6,239
  Interest on long-term debt                                   (123)       (9,785)      (34,665)              1           (44,572)
  Other interest expense                                        (66)       (3,887)       (7,368)             --           (11,321)
  Dividends on preferred securities of subsidiaries              --            --            --          (8,865)           (8,865)
  Minority interest                                              --        (2,521)           --              --            (2,521)
  Other                                                         234           341        (4,816)           (505)           (4,746)
                                                           --------     ---------   -----------       ---------       -----------
    Total other income and (deductions)                         247       (14,023)      (43,088)         (8,922)          (65,786)
                                                           --------     ---------   -----------       ---------       -----------
Income Before Income Taxes                                   88,866        17,851        81,297         (85,451)          102,563
Income Tax Provision (Benefit)                                2,065        (2,402)       26,885               1            26,549
                                                           --------     ---------   -----------       ---------       -----------
Net Income                                                   86,801        20,253        54,412         (85,452)           76,014
Dividends on Preferred Securities                             8,568            --           297          (8,865)               --
                                                           --------     ---------   -----------       ---------       -----------
Net Income Available for Common Stock                      $ 78,233     $  20,253   $    54,115       $ (76,587)      $    76,014
                                                           ========     =========   ===========       =========       ===========

                                                                          Twelve Months Ended September 30, 1994
                                                        -------------------------------------------------------------------------
Operating Revenues                                         $ 14,864     $ 432,354   $ 1,157,880       $ (23,605)      $ 1,581,493
                                                           --------     ---------   -----------       ---------       -----------
Operating Expenses
  Cost of gas                                                 7,693       288,887       579,115          (5,587)          870,108
  Operation and maintenance                                    (218)      100,508       300,162         (18,020)          382,432
  Depreciation, depletion and amortization                    1,305        13,769        82,057              --            97,131
  Property and other taxes                                    1,246         4,658        61,157              96            67,157
                                                           --------     ---------   -----------       ---------       -----------
    Total operating expenses                                 10,026       407,822     1,022,491         (23,511)        1,416,828
                                                           --------     ---------   -----------       ---------       -----------
Operating Income                                              4,838        24,532       135,389             (94)          164,665
                                                           --------     ---------   -----------       ---------       -----------
Equity in Earnings of Joint Ventures and Subsidiaries        88,925         3,063         1,413         (86,671)            6,730
                                                           --------     ---------   -----------       ---------       -----------
Other Income and (Deductions)
  Interest income                                               759         1,937         3,938            (668)            5,966
  Interest on long-term debt                                    417        (7,442)      (26,194)             --           (33,219)
  Other interest expense                                     (1,640)       (1,856)       (9,005)            681           (11,820)
  Dividends on preferred securities of subsidiaries              --            --            --            (542)             (542)
  Minority interest                                              --        (3,229)           --              47            (3,182)
  Other                                                        (500)          228        (6,960)             81            (7,151)
                                                           --------     ---------   -----------       ---------       -----------
    Total other income and (deductions)                        (964)      (10,362)      (38,221)           (401)          (49,948)
                                                           --------     ---------   -----------       ---------       -----------
Income Before Income Taxes                                   92,799        17,233        98,581         (87,166)          121,447
Income Tax Provision (Benefit)                                3,614        (1,272)       34,048              --            36,390
                                                           --------     ---------   -----------       ---------       -----------
Net Income                                                   89,185        18,505        64,533         (87,166)           85,057
Dividends on Preferred Securities                                --            --           542            (542)               --
                                                           --------     ---------   -----------       ---------       -----------
Net Income Available for Common Stock                      $ 89,185     $  18,505   $    63,991       $ (86,624)      $    85,057
                                                           ========     =========   ===========       =========       ===========

                        MCN CORPORATION AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(Concluded)
          CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (Unaudited)
                             (Thousands of Dollars)
                                                            MCN                                   Eliminations
                                                         and Other        MCN                         and          Consolidated
                                                       Subsidiaries   Investment    MichCon    Reclassifications      Totals
                                                       ------------   ----------    -------    -----------------   ------------
                                                                         Nine Months Ended September 30, 1995
                                                       ------------------------------------------------------------------------
Net Cash Flow from Operating Activities                  $   20,789    $   83,790  $  150,837       $ (13,443)       $  241,973
                                                         ----------    ----------  ----------       ---------        ----------
Cash Flow from Financing Activities
  Notes payable -- net                                           --       (21,350)    (56,637)             --           (77,987)
  Capital contributions received from (distributions
    paid to) affiliates, net                                 (3,216)       56,327       7,000         (60,111)               --
  Common stock dividends paid                               (42,784)           --      (6,500)          6,500           (42,784)
  Preferred securities dividends paid                        (7,031)           --        (223)          7,254                --
  Issuance of common stock                                  110,772            --          --              --           110,772
  Issuance of long-term debt                                     --       100,000      68,764              --           168,764
  Net borrowings (repayments) of long-term credit
    facilities                                                   --       (39,398)         --              --           (39,398)
  Retirement of long-term debt and preferred
    securities                                                  (50)       (2,647)     (4,290)             --            (6,987)
  Other                                                          --            --          --          (1,290)           (1,290)
                                                         ----------    ----------  ----------       ---------        ----------
    Net cash provided from financing activities              57,691        92,932       8,114         (47,647)          111,090
                                                         ----------    ----------  ----------       ---------        ----------
Cash Flow from Investing Activities
  Capital expenditures                                       (3,241)     (172,390)   (154,718)             --          (330,349)
  Investment in joint ventures and subsidiaries             (75,262)      (13,530)       (308)         64,981           (24,119)
  Sale of investment in joint ventures                           --        10,803          --              --            10,803
  Other                                                          30           317      (2,017)         (2,450)           (4,120)
                                                         ----------    ----------  ----------       ---------        ----------
    Net cash used for investing activities                  (78,473)     (174,800)   (157,043)         62,531          (347,785)
                                                         ----------    ----------  ----------       ---------        ----------
Net Increase in Cash and Cash Equivalents                         7         1,922       1,908           1,441             5,278
Cash and Cash Equivalents, January 1                             29        10,213       1,305              --            11,547
                                                         ----------    ----------  ----------       ---------        ----------
Cash and Cash Equivalents, September 30                  $       36    $   12,135  $    3,213       $   1,441        $   16,825
                                                         ==========    ==========  ==========       =========        ==========

                                                                         Nine Months Ended September 30, 1994
                                                       ------------------------------------------------------------------------
Net Cash Flow from Operating Activities                  $   15,876    $     (883) $  195,707       $  (9,212)       $  201,488
                                                         ----------    ----------  ----------       ---------        ----------
Cash Flow from Financing Activities
  Notes payable -- net                                       (1,709)       (8,503)   (169,926)         20,112          (160,026)
  Capital contributions received from (distributions
    paid to) affiliates, net                                   (745)      (73,266)      1,161          72,850                --
  Common stock dividends paid                               (38,220)           --      (8,500)          8,500           (38,220)
  Preferred securities dividends paid                            --            --        (407)            407                --
  Issuance of common stock                                   11,262            --          --              --            11,262
  Issuance of long-term debt                                     --            --      78,620              --            78,620
  Net borrowings (repayments) of long-term credit
    facilities                                              (71,900)      206,700          --              --           134,800
  Retirement of long-term debt and preferred
    securities                                                  (50)       (2,264)     (3,905)             --            (6,219)
  Other                                                        (363)           --          --          (1,416)           (1,779)
                                                         ----------    ----------  ----------       ---------        ----------
    Net cash provided from (used for) financing
      activities                                           (101,725)      122,667    (102,957)        100,453            18,438
                                                         ----------    ----------  ----------       ---------        ----------
Cash Flow from Investing Activities
  Capital expenditures                                       (2,605)     (119,604)    (91,517)             --          (213,726)
  Investment in joint ventures and subsidiaries              (1,161)       (3,313)         69           1,161            (3,244)
  Return of investment in joint ventures and
    subsidiaries                                             71,850           405          --         (72,255)               --
  Other                                                         318         2,105      (1,458)         (1,744)             (779)
                                                         ----------    ----------  ----------       ---------        ----------
    Net cash provided from (used for) financing
      activities                                             68,402      (120,407)    (92,906)        (72,838)         (217,749)
                                                         ----------    ----------  ----------       ---------        ----------
Net Increase (Decrease) in Cash and Cash Equivalents        (17,447)        1,377        (156)         18,403             2,177
Cash and Cash Equivalents, January 1                         18,441        10,013       2,423         (18,403)           12,474
                                                         ----------    ----------  ----------       ---------        ----------
Cash and Cash Equivalents, September 30                  $      994    $   11,390  $    2,267       $      --        $   14,651
                                                         ==========    ==========  ==========       =========        ==========

                               OTHER INFORMATION

LEGAL PROCEEDINGS

      As discussed on pages 16 and 17 in MCN's 1994 Annual Report on Form 10-K, in December 1994, six residential customers filed suit against MichCon on behalf of themselves and others who purchased and installed high efficiency furnaces through one of MichCon's energy conservation programs. Plaintiffs allege, among other things, that MichCon failed to warn them that unsafe conditions could result from improper installation and venting of gas appliances and seek injunctive relief, unspecified money damages, exemplary damages, attorneys fees and costs. On August 11, 1995, the Wayne County Circuit Court dismissed one of the plaintiffs for failure to establish any injury. On October 4, 1995, the Court denied plaintiffs motion for class certification with prejudice. Management believes plaintiffs' remaining allegations are without merit and intends to vigorously defend this action.

      The management of MCN believes that the resolution of these matters will not have a material adverse effect on the financial statements of MCN.

EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      Exhibit
      Number     Description
      ------     -----------
      12-1       Computation of Ratio of Earnings to Fixed Charges for
                 MCN Corporation.

      12-2 Computation of Ratio of Earnings to Fixed Charges for MCN Investment Corporation.

      27-1       Financial Data Schedule.

                                   SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            MCN CORPORATION

Date: November 8, 1995                      By:      /s/ Patrick Zurlinden
                                               --------------------------------
                                                         Patrick Zurlinden
                                                     Vice President, Controller
                                                    and Chief Accounting
                                                          Officer