Form 10-K
period 1995-12-31
MCN CORP
filed 1996-03-01
CIK 837579

==============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
[ X ]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1995, or

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

9-3/8% Cumulative Preferred Securities, Series A*   New York Stock Exchange

----------------
* Issued by MCN Michigan Limited Partnership. The payments of dividends and payments on liquidation or redemption are guaranteed by MCN Corporation.

Securities registered pursuant to Section 12(g) of the Act:
None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes __ X __   No _______

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ________

      The aggregate market value of MCN Corporation Common Stock, $.01 par value per share, held by non-affiliates as of February 26, 1996 was $1.628 billion based on 66,776,428 outstanding shares and the closing price on that day (New York Stock Exchange Composite Transactions).

                      Documents Incorporated by Reference:

      Portions of MCN's 1995 Annual Report to Shareholders are incorporated by reference in Part II, Items 5,6,7 and 8 and portions of MCN's February 1996 definitive Proxy Statement are incorporated by reference in Part III.

==============================================================================

                           KEY TO ABBREVIATED TERMS

Antrim Gas .............. Natural gas produced from shallow wells in the
                          Devonian (Antrim) shale formations.

Base Pressure ........... Pressure at which measurements of a volume of gas are measured. MCN's common base pressure is
                          14.65 pound per square inch absolute.

Bcf ..................... One billion cubic feet, which is a unit of measurement of gas volume. 1 Bcf = 1,000 MMcf. To determine the Bcf equivalent (Bcfe) for oil, multiply the number of barrels (in millions) by six.

BTU ..................... British Thermal Unit; the amount of heat required to raise the temperature of one pound of water one degree Fahrenheit. One cubic foot of natural gas contains approximately 1,000 BTUs.

Capital Investments ..... MCN's consolidated capital expenditures plus acquisitions and MCN's share of capital expenditures of joint ventures, less the minority partners' share of consolidated capital expenditures.

Citizens ................ Citizens Gas Fuel Company; a wholly-owned natural gas distribution subsidiary of MCN Corporation.

Coalbed Methane ......... Natural Gas formed during the coalification of plant material into coal. Drilling a well into the coal and dewatering the coal seam will cause a reduction in pressure, releasing natural gas.

CoEnergy Trading Company  A wholly-owned gas marketing
                          subsidiary of MCN Investment.

Cogeneration ............ The production of two forms of energy, usually steam and electricity, from a single fuel source such as natural gas.

Degree Days ............. A measure of the coldness of the weather based on how much the day's average temperature is below 65 degrees Fahrenheit.

Diversified Energy group  MCN's exploration and production, gas gathering and processing, gas storage, gas marketing, cogeneration and computer operations services businesses.

End User Transportation   A gas delivery service provided
                          to large-volume commercial and industrial customers who purchase natural gas directly from producers or brokerage companies for the customers' own use.

                           KEY TO ABBREVIATED TERMS
                                 (continued)


FERC .................... Federal Energy Regulatory Commission; a federal agency that determines the interstate rates and regulations of interstate pipelines.

Gas Gathering ........... The process of collecting gas from gas wells and then transporting the gas through pipelines to processing plants or major pipelines.

Gas Processing .......... The removal of various components from natural gas to meet market quality standards.

Gas Storage ............. The process of injecting and withdrawing natural gas from a depleted underground natural gas field or salt cavern.

GCR ..................... Gas Cost Recovery; a process by which MichCon, through annual gas cost proceedings before the Michigan Public Service Commission, can recover the prudent and reasonable cost of gas sold.

The Genix Group ......... The wholly-owned subsidiary of MCN
                          Investment Company providing computer and related outsourcing services.
Intermediate
Transportation .......... A gas delivery service provided to gas producers, gas brokers and other gas companies that own the natural gas, but are not the ultimate consumers.

Mcf ..................... One thousand cubic feet, which is a unit of measurement of gas volume.

MCN ..................... MCN Corporation and its subsidiaries.

MCN Investment .......... MCN Investment Corporation, a wholly-owned subsidiary of MCN Corporation and the holding company of MCN's Diversified Energy groups subsidiaries.

MichCon ................. Michigan Consolidated Gas Company; a wholly-owned natural gas distribution and intrastate
                          transmission subsidiary of MCN Corporation.

Minority Interest ....... The minority partners' share of a project, such as the Saginaw Bay project.

MMcf .................... One million cubic feet, which is a unit of measurement of gas volume. 1 MMcf = 1,000 Mcf.

MPSC .................... Michigan Public Service Commission; the regulator of intrastate aspects of the natural gas industry within the State of Michigan.

                           KEY TO ABBREVIATED TERMS
                                 (concluded)


Normal Weather .........  The average daily temperature within MCN's
                          Gas Distribution service area during a recent 30-year period.

Order No. 636 ..........  An order issued in 1992 by the FERC, with subsequent related orders, requiring interstate pipeline companies to separate or unbundle their various pipeline services.

Saginaw Bay  ...........  Saginaw Bay Pipeline Company and Saginaw Bay Lateral
                          Company; wholly-owned gas gathering subsidiaries of MichCon.

Spot Market ............. Buying and selling natural gas on a short-term basis, typically monthly.

Transition Costs  ......  Costs incurred by interstate pipeline companies under FERC Order No. 636 to reduce or eliminate gas supply related obligations.

                               TABLE OF CONTENTS

                                                                      Page
 Contents                                                            Number
 --------                                                          ----------
Part I
  Item 1.    Business ............................................      1
  Item 2.    Properties ..........................................     16
  Item 3.    Legal Proceedings ...................................     18
  Item 4.    Submission of Matters to a Vote of Security Holders .     18
             Executive Officers of the Registrant ................     19

Part II
  Item 5.    Market for Registrant's Common Equity and Related
             Stockholder Matters .................................     20
  Item 6.    Selected Financial Data .............................     20
  Item 7.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations .................     20
  Item 8.    Financial Statements and Supplementary Data .........     20
  Item 9.    Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure .................     20

Part III
  Item 10. Directors and Executive Officers of the Registrant .. 21 Compliance with Section 16(a) of the Securities
             Exchange Act of 1934, as amended ....................     21
  Item 11.   Executive Compensation ..............................     21
  Item 12.   Security Ownership of Certain Beneficial Owners and
             Management ..........................................     21
  Item 13.   Certain Relationships and Related Transactions ......     21

Part IV
  Item 14.   Exhibits, Financial Statement Schedule, and Reports
             on Form 8-K .........................................     21

Signatures .......................................................     26

                                     PART I

ITEM 1. BUSINESS

      MCN Corporation (MCN) is a diversified natural gas holding company. Its principal operating subsidiaries are Michigan Consolidated Gas Company (MichCon), a natural gas distribution and intrastate transmission company; and MCN Investment Corporation, (MCN Investment) a subholding company for various energy businesses and a computer operations management firm. MCN, a Michigan corporation organized in 1988, is exempt from most provisions of the Public Utility Holding Company Act of 1935. The operating revenues, operating income, and identifiable assets of MCN's business segments are included in the financial statements, incorporated by reference in Item 8, "Financial Statements and Supplementary Data," on page 20. At December 31, 1995, MCN and its subsidiaries had 3,777 employees.

BUSINESS SEGMENTS

      MCN's major business segments are Gas Distribution and, within the Diversified Energy group, Gas Services and Computer Operations Services.

Gas Distribution operates the largest natural gas distribution and intrastate transmission system in Michigan and one of the largest in the United States. This segment includes the following companies:

      MichCon -- A Michigan corporation organized in 1898 that, with its predecessors, has been in business for nearly 150 years. MichCon is a public utility, engaged in the distribution and transmission of natural gas in the State of Michigan serving 1.2 million residential, commercial and industrial customers.

      Citizens -- A Michigan corporation organized in 1951 that, with its predecessors, has been in business for more than 135 years. Citizens is a gas utility that conducts all of its business in the State of Michigan serving 13,000 residential, commercial and industrial customers.

Gas Services is an integrated energy group with investments in: exploration and production, gas gathering and processing, gas storage and gas marketing and cogeneration.

Computer Operations Services is the largest Michigan-based computer operations management firm and one of the leading computer services providers in the United States. The Genix Group provides computer management, data processing and related services to approximately 100 corporate clients.

                                GAS DISTRIBUTION

Gas Sales and Transportation

      Gas Distribution serves customers in the Detroit, Grand Rapids, Ann Arbor, Traverse City, Muskegon and Adrian metropolitan areas and in various other communities throughout the State of Michigan. The following services are provided by Gas Distribution:

  * Gas Sales -- Includes the marketing and delivery of natural gas to residential, commercial and industrial customers.

  * End User Transportation -- Through this service, large volume customers that purchase gas directly from producers or marketers utilize the company's gas distribution network to transport the gas to their facilities.

  * Intermediate Transportation -- Gas Distribution also provides transportation service within Michigan to pipelines, gas marketers, producers and other local distribution companies that own the natural gas, but are not the ultimate consumer.

      In January 1996, MCN consolidated its northern Michigan pipeline operations through the transfer of its Michigan gathering and transportation network from its Diversified Energy group to its Gas Distribution group. The transfer was made in order to unify MCN's Michigan gathering pipeline activities within one business unit. The segment information included herein is reported as though the combined intrastate pipeline operations were part of Gas Distribution for all periods presented.

                                                     1995       1994       1993
                                                     ----       ----       ----
Revenues (In millions of dollars)
Gas Sales ......................................   $  931.9   $  969.0   $  979.9
End User Transportation ........................       80.8       76.5       71.7
Intermediate Transportation ....................       42.0       39.4       31.4
                                                   --------   --------   --------
    Total Sales and Transportation .............    1,054.7    1,084.9    1,083.0
                                                   --------   --------   --------
Conservation Programs, Storage Service and other       52.9       52.1       58.5
                                                   --------   --------   --------
    Total Operating Revenues ...................   $1,107.6   $1,137.0   $1,141.5
                                                   ========   ========   ========
Markets (Bcf)
Gas Sales ......................................      209.8      204.4      205.4
End User Transportation ........................      145.8      140.0      128.6
Intermediate Transportation ....................      374.4      323.0      302.7
                                                   --------   --------   --------
    Total Sales and Transportation .............      730.0      667.4      636.7
                                                   ========   ========   ========

Note: Intermediate transportation volumes include intercompany transactions.

      Effect of Weather: Gas Distribution's sales and end user transportation volumes, revenues and net income are impacted by the weather. Given the seasonal nature of the business, revenues and net income tend to be higher in the first and fourth quarters of the calendar year.

Effect of Weather on Gas Markets and Earnings
------------------------------------------------------------------------------
                                            1995       1994       1993
                                            ----       ----       ----
  Percentage Colder (Warmer) than Normal       0.3%      (4.2)%     (2.2)%
  Increase (Decrease) from Normal in:
    Gas Markets (in Bcf)                       1.5       (4.4)      (4.3)
    Net Income (in Millions)               $   1.4   $   (4.0)  $   (3.7)

      Gas Sales: Revenues declined by $37.1 million in 1995 due to the pass-through to customers of lower cost of gas purchased. This market represents 29% of total deliveries and produced 77% of Gas Distribution's gross profit margin from sales and transportation services (Gross Profit Margin). The average margin per Mcf from gas sales in 1995 was $2.10. A majority of the sales to the approximately 18,000 net increase in customers were offset by lower consumption per customer, primarily related to the installation of more energy efficient equipment.

      Competition in the gas sales market comes primarily from alternative fuels such as electricity, propane, and to a lesser degree, oil and wood, and in a few areas from other natural gas providers. Natural gas continues to be the preferred fuel for Michigan residences and businesses. Nearly every residential and commercial developer in MichCon's service territories selects natural gas in new construction because of the convenience, cleanliness and price advantage of natural gas compared to propane, fuel oil and other alternative fuels. Service and price are the primary factors affecting this market.

      Gas Distribution continues to focus on the needs of customers and the marketplace in order to position itself as the preferred provider of natural gas within Michigan. To accomplish this, MichCon will increase efforts to reduce cost of gas and operating costs, and will take advantage of growth opportunities to expand to new geographic areas.
For example, Gas Distribution offers the financing of distribution lines and gas appliances to encourage potential customers to utilize natural gas. Offering a variety of gas-related services, such as appliance repair and equipment leasing, should also increase MichCon's penetration into existing markets.

      Gas Distribution continues its commitment to maintain low gas costs. During 1995, its annual average cost of gas rate of $2.36 per Mcf was at the lowest level since 1979, meeting its objective of being in the lowest quartile for costs of gas in Michigan as well as neighboring states. In addition, Gas Distribution is continuously striving to reduce the cost of operating the business. In 1994, MichCon aligned its operations along core business processes to make the company more efficient, competitive and customer focused.

      Gas Distribution's Area Expansion Program (AEP) is intended to spur demand for natural gas in areas currently not served, primarily in the residential and small commercial markets. By financing the cost of main extensions, this program makes it easier for users of other higher cost fuels, such as propane and fuel oil, to consider using natural gas for space heat and other appliances. The AEP, which reaches rural and developing areas not currently using natural gas, has contributed to the 18,068, 12,559 and 11,821 net increases in customers in 1995, 1994 and 1993, respectively. In 1995, 17 new areas of Michigan were served by MichCon, bringing to 117 the total number of new areas added since 1984.

      Gas Distribution's market share for residential heating customers in the communities in which it serves is approximately 85%. While this saturation rate is high, there continues to be significant growth opportunities through conversion of existing homes as well as from new construction. Gas Distribution continues to grow the industrial and commercial markets by aggressively facilitating the use of existing gas technologies and equipment.

      During 1995, MCN agreed to acquire a 47.5% interest in a partnership formed to construct, own and operate a natural gas transmission and distribution system located in southern Missouri. The agreement is subject to MCN obtaining assurance from the Securities and Exchange Commission that the acquisition is consistent with its exemption under the Public Utility Holding Company Act of 1935. Construction of the system, which began in March 1995, is planned to be completed in three phases by early 1997 at a cost of approximately $40 million. Initial operations began during November 1995 when construction of the first phase was completed. The 475 mile pipeline system, when completed, is expected to provide service to approximately 10,000 customers.

      End User Transportation: End user transportation deliveries increased in 1995 due to a higher level of usage by large-volume commercial and industrial customers. Additional deliveries to gas cogeneration facilities and colder weather also contributed to the increased deliveries. In 1995, this market accounted for 20% of total gas deliveries and produced 15% of Gross Profit Margin.

      At December 31, 1995, Gas Distribution had end user transportation agreements representing annual volumes of 143 Bcf. Approximately 69% of these volumes are under contracts that extend to 1997 or beyond and include virtually all of the large, and most price sensitive, customers. The contracts for the remaining volumes are typically one-year contracts that expire at various times during 1996 and relate to a large number of low volume users with relatively low price sensitivity. Negotiations have commenced with customers whose contracts expire in 1996.

      Through technical and financial assistance, customers have been encouraged to increase the use of natural gas in their industrial and commercial facilities. Gas-fueled cogeneration has been an expanding market for natural gas. In 1995, this market accounted for approximately 24 Bcf of gas deliveries. Air compressors and other small engines in certain commercial applications also provide possibilities for conversion to natural gas-powered equipment. The efficiencies and price competitiveness of natural gas can significantly reduce operating costs for customers, even though a higher initial outlay for gas-burning equipment may be required.

      The primary focus of competition in this market is total cost of fuel. Some large commercial and industrial customers have the capacity to switch to alternative fuel sources including coal, electricity, oil and steam. In addition, some of these customers could bypass Gas Distribution's system and obtain service directly from a pipeline company. However, cost differentials must be sufficient to offset the substantial investment costs and risk associated with fuel switching or bypass. Gas Distribution competes against alternative fuel sources by providing competitive pricing and reliable supply through the use of the company's extensive storage capacity and multiple supply sources. Almost all significant customers that are in proximity to pipeline facilities are under long-term contracts.

      In the past several years, Gas Distribution has been successful in converting many customers' facilities to natural gas from alternative fuels and in retaining those customers after conversion. Also, in the past several years, Gas Distribution has not experienced any fuel switching of any significance by its customers. In 1995, approximately 27 Bcf of MichCon's transportation deliveries were to customers who displaced coal with natural gas.

      End user transportation expanded further in 1995 with the completion of the Michigan Power cogeneration facility. During the third quarter of 1994, MCN Investment and Destec Energy began construction of a 123 megawatt cogeneration plant in Ludington, Michigan. In October 1995, the plant was completed and MichCon began providing end user transportation of the natural gas needed to fuel the plant, approximately nine Bcf annually.

      Intermediate Transportation: This service accounts for 51% of total gas volumes, but, due to the lower rate charged for this service, represents only 8% of Gross Profit Margin.

      Gas Distribution's extensive transmission pipeline system has enabled it to increase the volumes transported for Michigan gas producers, ANR Pipeline Company (ANR) and other shippers. Gas Distribution operates in a pivotal geographic location with links to major interstate pipelines that reach markets elsewhere in the Midwest, the eastern United States and eastern Canada. In 1995, transportation volumes increased due to additional volumes transported for ANR and increased transportation of Antrim gas for Michigan gas producers and brokers.

      Saginaw Bay Pipeline Company and Saginaw Bay Lateral Company (collectively "Saginaw Bay") are general partners in ventures that transport natural gas and natural gas liquids from east-central Michigan gas fields to processing plants in the northern part of the state. During 1995, the Saginaw Bay pipeline transported an average of 58.1 MMcf of natural gas per day and related liquids. Gas volumes transported on the Saginaw Bay pipeline have declined over the past several years as production of the Prairie du Chien reserves begin their normal decline. Effective in January 1996, the transportation rate of one customer will decrease 40% in accordance with the terms of a 15-year contract that reduces the transportation rate for the last ten years of the agreement. Revenues from the customer subject to the rate decrease totaled $6.0 million in 1995. Gas Distribution will continue to look at new sources of volume and revenue to increase the profitability of this asset.

      There has been a significant increase in Michigan Antrim gas production over the past few years, resulting in a growing demand by gas producers and brokers for intermediate transportation services. Intermediate transportation deliveries have almost tripled since 1991, and have resulted from time to time in capacity constraints on MichCon's northern Michigan pipeline system. In order to meet the increased demand, MichCon filed a proposal before the MPSC in 1994 to construct facilities to expand transportation capacity. In March 1995, the MPSC approved MichCon's proposal. Construction of the 65 mile pipeline began during the 1995 second quarter and will be completed by June 1996. The expansion project will total approximately $40 million for additional pipeline and related facilities and is expected to transport approximately 135 Bcf of Antrim gas annually, generating new revenues of approximately $8 million per year. In addition, MCN's Diversified Energy group will invest in new gas processing facilities related to the expansion.

      In June 1995, the MPSC approved MichCon's request to construct and operate a 59-mile loop of the Milford-to-Belle River Pipeline for approximately $80 million. The pipeline will improve the overall reliability and efficiency of MichCon's gas storage and transportation system and will enable MichCon to expand its intermediate transportation capabilities. Construction of the pipeline is expected to be completed in early 1997.

Energy Assistance and Conservation Programs

      Energy assistance programs funded by the federal government and the state of Michigan, including the Home Heating Credit for low-income customers and the Department of Social Services' (DSS) Heating Assistance Program, remain critical to MichCon's ability to control its uncollectible expenses. MichCon has historically obtained favorable regulatory treatment of its uncollectible costs, including those related to these energy assistance programs.

      MichCon receives a significant amount of its heating assistance funding from the Low-Income Home Energy Assistance Program (LIHEAP). Congress has reduced a substantial portion of the program's funding for the 1996 fiscal year, and there are proposals to eliminate all program funding in future years. Michigan's share of LIHEAP funds were reduced from $78 million in fiscal year 1995 to $47.5 million in 1996. During 1995 and 1994, $27.3 million and $27.0 million in LIHEAP funds assisted approximately 112,000 and 131,000 MichCon customers, respectively. A portion of the decreased funding may result in increased uncollectibles expense. MichCon is currently working with federal and state officials to identify ways to obtain energy assistance for low-income customers from other avenues, and is taking actions to minimize any impact that reductions in LIHEAP funding would have on MCN's financial statements.

      In September 1994, MichCon filed for MPSC approval to implement its three-year, $26 million Demand Side Management Plan (DSM Plan). The DSM Plan included proposals for continuation of several energy conservation programs targeted at low-income customers and several innovative programs intended to help other MichCon customers reduce their energy costs. MichCon intended to implement its surcharge-funded DSM Plan by October 1995. In its order issued in November 1995, the MPSC rejected the plan and found that MichCon's energy conservation program surcharge should be discontinued.

Gas Supply

      MichCon obtains its natural gas supply from various sources in different geographic areas under agreements that vary in both pricing and terms. This geographic and contractual diversity of supply ensures that MichCon will be able to meet the requirements of its present and future customers with reliable supplies of natural gas at competitive, market responsive prices. Citizens is currently served by two interstate pipelines, Panhandle Eastern Pipe Line Company (Panhandle) and ANR. Westside Pipeline Company (Westside), an affiliate intrastate pipeline company, connects ANR to Citizens' distribution system. Citizens has firm transportation contracts with ANR and Westside that provide daily quantities sufficient to meet the needs of Citizens' firm customers. Citizens purchases gas from suppliers who have firm transportation agreements with Panhandle. During 1995, Citizens' purchases were 97% from an affiliated company that had access to long-term supplies and 3% from other non-affiliated suppliers.

      One of MCN's objectives for its Gas Distribution businesses is to rank in the lowest quartile for cost of gas in Michigan and neighboring states. As a result of efforts to lower its cost of gas, including extensive contract renegotiations, increased use of spot market-priced purchases and the use of available storage, Gas Distribution's gas costs declined to $2.36 per Mcf in 1995, a reduction of 11% from 1994. Gas Distribution's gas costs have decreased 45% in the last ten years.

Gas Distribution -- Sources of Gas Supply (Bcf)
------------------------------------------------------------------------------
                                  1995     1994     1993
                                ------   ------   ------
  Firm Suppliers:
      Michigan Producers ....     90.9     86.0     92.7
      Interstate Suppliers ..     18.2     64.3     80.4
      Canadian Suppliers ....     31.5     29.4     15.4
  Spot Market ...............     55.1     37.2     13.1
                                ------   ------   ------
                                 195.7    216.9    201.6
                                ======   ======   ======

      Gas Distribution purchased 47% of its 1995 supply from Michigan producers, 37% from producers in the southern and midcontinent regions of the United States and 16% from Canadian producers. These supplies are complemented by 130 Bcf of working storage capacity from storage fields owned and operated in Michigan.

      The 1995 and 1994 increases in volumes associated with Spot Market are due to the subsequent discontinuance of MichCon purchases of gas from ANR as a result of FERC Order No. 636, as discussed below.

      FERC Order No. 636: In 1992, the FERC issued Order No. 636 which required interstate pipelines to separate their pipeline sales service into its various service components. The order also permitted interstate pipelines to recover their prudently incurred transition costs resulting from restructuring. As a result of ANR's FERC Order No. 636 restructuring, its long-term relationship with MichCon changed significantly. MichCon no longer purchases natural gas supply directly from ANR, but instead utilizes ANR solely as a transporter of gas. MichCon purchases gas directly from producers and marketers with access to natural gas supplies in Texas, Oklahoma, Louisiana and Canada.

      In November 1993, ANR, MichCon's primary interstate natural gas transporter, implemented its FERC Order No. 636 service restructuring. ANR discontinued its merchant function and modified its rates to reflect the Straight Fixed/Variable rate design (SFV) mandated by Order No. 636. Under SFV, pipelines recover fixed costs through monthly demand charges based upon capacity entitlement and recover only variable costs through volume-sensitive commodity charges. SFV significantly increases costs to many weather-sensitive local distribution companies who do not have on-system storage capacity. In contrast, through the use of its extensive underground storage facilities, MichCon has been able to lower its pipeline transportation requirements thereby minimizing pipeline fixed charges.

      During 1995 and 1994, ANR filed several requests for recovery of these transition costs. MichCon accrued its portion of these costs totaling $6.8 million and $5.4 million, of which $5.0 million and $3.9 million are reflected in cost of gas, in 1995 and 1994, respectively. The MPSC has held that these transition costs are recoverable through the GCR mechanism as paid and, therefore, a regulatory asset has been recorded for the unrecovered costs. As periodic filings are made by ANR, MichCon will accrue its allocated portion. It is management's belief that the transition costs will have no significant effect on MCN's financial statements.

      General Supply: To ensure continuous, uninterrupted service to customers, MichCon has in place long-term firm transportation agreements with ANR and Great Lakes Gas Transmission Limited Partnership (Great Lakes). ANR is obligated to transport approximately 395 MMcf per day of supply for MichCon under these agreements, while Great Lakes is obligated to transport 30 MMcf per day. These transportation contracts expire on various dates between 1999 and 2011.

      MichCon also has contracts with independent Michigan producers that expire on various dates through 2009. A portion of these contracts expire in 1996. MichCon has begun discussions with several producers to limit the cost of gas purchases after 1996.

      In 1993, Panhandle refunded to MichCon the costs of certain direct billings totaling $5.4 million plus interest of $4.4 million in compliance with a FERC order. During 1994, the FERC issued an order permitting Panhandle to seek reimbursement of the $4.4 million in interest from MichCon. MichCon's request for rehearing of the 1994 order was denied. MichCon has appealed the issue to the D.C. Circuit Court. If MichCon is ultimately unsuccessful in defeating Panhandle's claim, it is anticipated that these costs will be recoverable through the GCR mechanism and, therefore, a regulatory asset has been recorded for their future recovery.

      At December 31, 1995, MichCon owned and operated five natural gas storage fields in Michigan with a working storage capacity of approximately 130 Bcf. These facilities play an important role in providing reliable and cost-effective service. MichCon uses its storage capacity to supplement its supply during the winter months, replacing the gas in April through October when demand is at its lowest. The use of this storage capacity also allows MichCon to lower its peak day entitlement, thereby reducing interstate pipeline costs. During 1995, MichCon's maximum one-day sendout exceeded 2.2 Bcf, of which approximately 70% came from its underground storage fields. MichCon's gas distribution system has a maximum daily sendout capability of
2.7 Bcf, with approximately 70% coming from underground storage. MichCon also sells a portion of its natural gas storage capacity to an affiliated company and third parties.

Regulation and Rates

      MichCon is subject to the jurisdiction of the MPSC as to various phases of its operations, including gas sales rates, service and accounting. Citizens rates are set by the Adrian Gas Rate Commission, a municipal commission. Other various phases of its operations are subject to the jurisdiction of the MPSC. Both MichCon and Citizens are subject to the requirements of other regulatory agencies with respect to safety, the environment and health.

      Michigan offers an environment of progressive and reasonable rate regulation. This is evident by the efforts underway to change the current form of regulation. In January 1996, the Governor of Michigan submitted to the MPSC his recommendations for utility reform, designed to make Michigan more competitive in energy costs. If the Governor's recommendations are adopted, the current form of regulation, based on rate of return and cost of service, may be replaced by a form that is based on price caps or other incentives. The proposed form of regulation is consistent with a competitive environment and would promote efficient and cost-effective products and services. The gas industry is moving towards the unbundling of locally provided gas services. If this occurs, all customers, including those at the residential level, may be able to choose their own gas supplier while Gas Distribution continues to move the gas to the ultimate user. Gas Distributions' efficient operations and well managed gas supply portfolio will prepare it to take full advantage of this opportunity. As the MPSC evaluates expanded competition for the electric and natural gas industries within the State, MichCon will continue its active involvement.

      General Rate Proceedings: In October 1993, MichCon received approval from the MPSC in its general rate case to increase rates $15.7 million beginning in January 1994. The higher rates include $28.7 million for retiree health care benefits recognized under new accounting requirements and $8.1 million for higher depreciation rates. Additionally, the MPSC's decision lowered MichCon's allowed rate of return on common equity to 11.5%. This was consistent with other rate of return percentages being authorized for local distribution companies in the United States during 1993.

      In addition, MichCon received authorization to defer manufactured gas plant (MGP) investigation and remediation costs in excess of the $11.7 million previously reserved by MichCon. The remaining balance of this initial reserve at December 31, 1995 is approximately $3.5 million. Any excess costs are to be amortized over a ten year period beginning in the year subsequent to the year environmental investigation and remediation costs are paid. The recovery of any remediation costs incurred will be reviewed in a future rate case.

      In June 1994, the MPSC approved the property tax stipulation and settlement agreement which addresses the treatment of reduced state property tax and increased state sales tax and federal income tax. The estimated net decrease in MichCon's operating expense was approximately $4.0 million for 1994 and $6.2 million annually thereafter. The agreement allows MichCon to accelerate the amortization of its 1993 deferred costs associated with the implementation of Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pension," by the net decreased tax expense.

      In 1994, Citizens entered into a new rate agreement with the municipal commission that sets Citizens' rates. Under the terms of this agreement, Citizens received a 3% rate increase and will freeze its rates for five years. This rate increase is Citizens' first rate increase in ten years. The new rate agreement, which went into effect in January 1995, will provide Citizens' customers with known prices and the company with an opportunity to control costs and continue to earn a reasonable rate of return.

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

      In May 1994, the MPSC issued an order in MichCon's 1993 GCR reconciliation case approving a partial settlement allowing MichCon to refund $11.6 million to its natural gas customers on their June 1994 bills. The refund consisted primarily of supply realignment overcollections and excess transportation and storage revenues, partially offset by 1993 GCR undercollections. In September 1994, the MPSC approved the final settlement, which provides for additional refunds of $0.4 million applicable to GCR sales customers and $0.1 million applicable to transportation customers.

      In February 1995, MichCon filed its 1994 GCR reconciliation case indicating an over-recovery of $19 million, including interest, which will be returned to GCR customers using the new rolled-in prospective refunding methodology approved by the MPSC on June 30, 1994. In February 1996, the MPSC issued an order finding that all of MichCon's 1994 gas costs were reasonable and prudent, and made no disallowance of gas costs as a result of MichCon fixing gas prices on a portion of its gas purchases.

      In February 1996, MichCon filed its 1995 GCR reconciliation case indicating an under-recovery of less than $0.1 million, including interest, which will be collected from GCR customers using the new rolled-in prospective refunding methodology. In July 1995, MichCon filed its 1996 plan case. An MPSC order is expected in the first half of 1996.

Environmental Matters

      Manufactured Gas Plants: Prior to the construction of major natural gas pipelines, gas for heating and other uses was manufactured from processes involving coal, coke or oil. MichCon and Citizens own or previously owned 17 former MGP sites.

      During the mid-1980s, MCN conducted preliminary environmental investigations at these former MGP sites, and some contamination related to the byproducts of gas manufacturing was discovered at each site. The existence of these sites and the results of the environmental investigations have been reported to the Michigan Department of Environmental Quality. None of these former MGP sites are on the National Priorities List prepared by the U.S. Environmental Protection Agency.

      MCN is not involved in any administrative proceedings regarding these former MGP sites. MCN is currently remediating a former MGP site in Muskegon, Michigan. The remedy consists of limited excavation and disposal of soils, a new soil cover and, if necessary, a ground water capture and treatment system. MCN is also conducting more extensive investigations at three other former MGP sites.

      MCN has employed outside consultants to evaluate remediation alternatives at these sites, to assist in estimating its potential liabilities and to review its archived insurance policies. MCN notified more than 50 current and former insurance carriers of the environmental conditions at these former MGP sites and requested insurance coverage for costs associated with the investigation and remediation of these sites. MCN is pursuing its claims against these carriers. The findings of these investigations indicate that the estimated total expenditures for investigation and remediation activities for these sites could range from $30 million to $170 million based on undiscounted 1995 costs.

      In 1984, MichCon established an $11.7 million reserve for environmental investigation and remediation. During 1993, MichCon received MPSC approval of a cost deferral and rate recovery mechanism for reasonable and prudent investigation and remediation costs incurred at former MGP sites in excess of the reserve. During 1995, 1994 and 1993, MCN spent $2.1 million, $0.6 million and $2.1 million, respectively, investigating and remediating these former MGP sites. As a result of the studies discussed above, MCN added $35 million to the reserve and established a corresponding regulatory asset during the fourth quarter of 1995. At December 31, 1995, the reserve balance was approximately $38.5 million. Any significant change in assumptions, such as remediation techniques, nature and extent of contamination and regulatory requirements, could impact the estimate of remedial action costs for the sites and, therefore, have an effect on MCN's financial position and cash flows. However, management believes that insurance coverage and the cost deferral and rate recovery mechanism approved by the MPSC will prevent environmental costs from having a material adverse impact on MCN's results of operations.

Franchises

      MichCon operates in numerous cities, villages, and townships under franchises or permits that typically are revocable at will and have a 30-year maximum duration. In Grand Rapids and a number of other municipalities where a significant part of MichCon's service is furnished, MichCon's operations originated under franchises that have since expired. In 1993, MichCon began renewing or re-establishing formal franchises in those municipalities in order to avoid uncertainty with regard to MichCon's ability to continue and expand service in those areas. Regarding the franchises which have not been renewed, MichCon's gas distribution systems are rightfully occupying the streets with the consent or acquiescence of the municipalities. While MichCon could be ordered by any municipality in which its franchise has expired to remove its property, it could be deprived of ownership only by its consent and the payment of an agreed price, or by condemnation and the payment of the fair value of such property. Should any of these municipalities seek to terminate MichCon's operations therein and substitute another gas utility operation, publicly or privately owned, the municipality must either (i) acquire and operate MichCon's system, (ii) construct a new system or (iii) grant a franchise to another privately owned utility to construct or acquire its own distribution system.

      During 1995, MichCon gained 37 franchises with aggregate gas sales volumes of approximately 0.6 Bcf annually. Approximately 81 major franchises have been renewed in 1995, including Detroit which accounts for gas sales volumes of approximately 66.5 Bcf annually.

      Public utility franchises in Michigan are non-exclusive. Construction under a second franchise granted to another public utility requires authorization by the MPSC which must consider, among other things, the service rendered by the existing utility, the investment by such utility, and the benefit, if any, to the public of having a second utility serve in the area. In one township where MichCon formerly served approximately 450 residential customers (representing 78,400 Mcf) under an expired franchise, and upon the suit of a competing utility with a franchise overlapping the area, a local circuit judge entered an order to enjoin MichCon from expanding its service in that township. However, the Michigan Court of Appeals reversed that decision. This matter is presently pending before the Michigan Supreme Court. On October 1, 1994, MichCon sold its distribution facilities in that township to the competing utility. Management expects that issues involving franchise rights will continue to be actively pursued in judicial and regulatory proceedings.

      Citizens operates in cities and townships in and around Adrian, Michigan under franchises or permits that are revocable, have a 30-year maximum duration, and provide for municipal rate setting. In November 1995, the residents of Adrian voted favorably on granting a 30-year renewal franchise to Citizens.

                               DIVERSIFIED ENERGY

GAS SERVICES

      In its Gas Services segment, MCN Investment, through its subsidiaries and joint ventures, engages in gas and oil exploration and production (E&P), provides gas gathering and processing services, provides gas storage services, markets natural gas to large-volume customers and develops gas cogeneration facilities. Gas Services' operating income, including its share of earnings from joint ventures, was $28.5 million in 1995, an increase of 61% from 1994. The significant improvement is primarily the result of nearly doubling the level of gas production over 1994 and a 20% increase in gas sales volume from Gas Marketing and Cogeneration activities.

Diversified Energy -- Gas Markets (Bcf)
------------------------------------------------------------------------------
                                       1995    1994    1993
                                       ----    ----    ----
 Gas Sales*
   Gas Marketing & Cogeneration ..     170.7   142.3   122.8
   Exploration & Production** ....      16.2     7.5      .1
 Transportation* .................       1.1     1.2      .2
                                       -----   -----   -----
   Total .........................     188.0   151.0   123.1
                                       =====   =====   =====
 Gas Production ..................      31.4    16.5     2.3
                                       =====   =====   =====

*  Includes intercompany volumes.
** Represents gas sales made directly to third parties by MCN's E&P operations. Other E&P production is sold to affiliated companies for marketing.

Exploration & Production

      MCN Investment is engaged in natural gas exploration, development and production through its wholly-owned subsidiary, Supply Development Group, Inc.
(SDGI). The primary objective of entering into gas E&P was to develop a reliable long-term gas reserve pool to supply its gas marketing and cogeneration operations, as well as other businesses seeking long-term gas supplies. Long-term sales obligations of these businesses require long-term gas supplies at known prices. Operating income increased by $7.7 million over 1994 to $18.4 million. This reflects an increase in gas and oil production during 1995 to 33.7 Bcfe from 17.0 Bcfe in 1994. Approximately 50% of this production occurred in the Midwest/Appalachian region and the remainder in the Midcontinent/Gulf Coast region. Approximately $11.3 million in tax credits were generated in 1995 primarily related to gas and oil production from certain Antrim and coalbed methane gas wells.

      SDGI's strategy is to focus primarily on reserve acquisition and investing in low-to-medium risk development drilling in known producing areas, both within and outside Michigan. SDGI invests prudently in gas production projects with partners/operators, who typically operate the properties while SDGI manages their performance. This strategy allows SDGI to avoid a significant up-front, fixed-cost infrastructure.

      In 1995, SDGI drilled approximately 416 wells, bringing the total drilled to 1,083 wells since the Company program began in 1992. In 1995, about 64% of these wells were drilled in Michigan Devonian (Antrim) shale formations. Even though the potential natural gas recovery from an average well is less than the recovery from wells drilled in other types of formations, wells drilled in the Antrim shale formation have a high success rate and are therefore considered relatively low risk. SDGI's average working interest in Antrim shale E&P wells is approximately 75%. The remaining wells drilled were in the Midcontinent/Gulf Coast region. Exploratory activities in these areas involve greater risk of dry holes or unproductive wells but there is also a greater potential for finding larger gas reserves. SDGI's average working interest in these wells is approximately 40%. SDGI's overall success rate in the drilling program has averaged approximately 95%.

      SDGI's success in the Antrim shale formations provided the company with the confidence to begin a thorough evaluation of similar nonconventional reservoirs (fractured shales, coal seams and tight sands) throughout the United States. This effort culminated in late 1995 with the acquisition of a 100% interest in 130 producing wells and rights to undertake additional development drilling on natural gas properties covering approximately 100,000 acres in the Bluefield, Virginia area. The property contains in excess of 190 Bcf of proved gas reserves. In addition, the purchase included 80 miles of gathering lines.

      In September 1995, MCN announced the acquisition of a 60% joint venture interest in a $65 million offshore oil and gas exploration and development program in the Gulf of Mexico. The joint venture party contributes existing gas reserves and provides the project with development drilling opportunities.

      In 1995, SDGI made significant investments in natural gas reserves acquiring interests in over 383 producing wells. At December 1995, SDGI owned approximately 858 Bcf of proved gas reserves and 4.7 million barrels
(28.1 Bcfe) of proved oil reserves. SDGI holds interests in approximately 1,346,000 undeveloped acres which could support drilling approximately
4,875 additional wells, primarily in the Midwest/Appalachian region.

      At December 31, 1995, approximately 1,972 wells were producing. An additional 362 wells were in various stages of completion and are expected to begin producing in 1996. Additional information on SDGI's exploration and production activities is reported under Item 2. Properties, located on pages 16, 17 and 18 under this section.

      In pursuing growth opportunities in the secondary oil production business, MCN Investment recently acquired an interest in four oil reservoirs in Michigan, where MCN Investment intends to spur additional oil production from existing wells by using carbon dioxide, which must be removed from certain gas produced in Michigan. New facilities for the necessary compression, dehydration and transportation of the carbon dioxide to the oil reefs are under construction. Upon completion, MCN Investment will begin injecting carbon dioxide into the reefs. Oil production is expected to begin later this year.

      The natural gas industry is very competitive, especially in the area of obtaining desirable properties and projects for the production of natural gas and oil. SDGI's approach to E&P is selective, conservative, and diversified. Focus is primarily in known areas of gas production where the chances of finding gas are high. SDGI further reduces the risks inherent in E&P drilling by working with several producers who operate in diverse geographical gas producing areas. Additional investments in natural gas reserves will be made in areas that offer proved reserves and an acceptable success percentage. Competition ranges from the major oil companies to numerous small independent gas and oil companies.

      It is anticipated that SDGI will invest approximately $450 million in exploration and production activities in 1996 and between $1.2 billion and $1.4 billion between 1996 and 2000.

Gas Gathering & Processing

      Operating and joint venture income decreased from $2.0 million in 1994, to $1.0 million in 1995. The decrease is primarily due to the January 1995 sale of MCN Investment's interest in two gas processing plants.

      MCN Investment, through its subsidiary, Pipeline & Processing Group, Inc., continued to expand its Gas Gathering & Processing business by acquiring a one-third interest in a natural gas, oil and condensate gathering system in the Gulf of Mexico in the third quarter of 1995. The interest was acquired from Blue Dolphin Energy Company for $10 million. The system includes a 40 mile pipeline, separation facility and a barge loading terminal that is located in an area that has access to significant natural gas reserves of approximately 250 Bcf and oil reserves of approximately 15 million barrels (90
Bcfe). In December 1995, MCN Investment also acquired a 50% interest in a 40 mile gathering line connected to coalbed methane reserves in the Appalachian region. A portion of the gas transported in the Appalachian region is from gas properties we own in the area.

      In early 1996, MCN Investment acquired a 99% interest in the gas gathering properties of Dauphin Island Gathering Partnership in the Mobile
Bay area of offshore Alabama. Included in the acquisition is a 90 mile offshore gas gathering system that is capable of moving 400 million cubic feet of gas a day. The total cost of the acquisition is approximately $75 million.

      In January 1996, MCN Investment reached an agreement in principal to join the Portland Natural Gas Transmission System (PNGTS) as a shipper and equity partner, with a 20% interest in a proposed 250 mile, $230 million project. PNGTS is designed to serve the New England market with a capacity of 175 MMcf per day. Regulatory filing is expected in March 1996 and the pipeline is expected to begin operation in late 1998.

      During 1995, MCN Investment constructed two new carbon dioxide processing plants and acquired an interest in another, all located in Michigan. With these new additions, MCN Investment now owns or has an interest in five carbon dioxide processing facilities with a total capacity of 124 MMcf/day. In 1996, MCN Investment expects to complete the construction of two additional plants, and may expand or acquire additional facilities in Michigan by year-end.

      MCN's strategy to grow its gas gathering and processing operations is focused on areas where either reserve development or markets are increasing and on regions where Gas Services has gas and oil reserves or a gas marketing focus. It is anticipated that $100 million will be invested in gas gathering and processing facilities in 1996, and $200 million over the next five years.

Gas Storage

      Joint venture income from two gas storage fields in Michigan for 1995 was $4.2 million, unchanged from 1994.

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

      The gas industry's new operating environment has resulted in more efficient use of existing storage facilities and a reduced immediate need for additional capacity. However, Gas Services' growing markets will require expanded storage capabilities in selected areas in the long-term. This future need, together with Michigan's pivotal geographic location and favorable geology, presents a significant opportunity for MCN's storage services.

      MCN currently is a 50% partner with ANR Storage Company in the Blue Lake gas storage field. This 46 Bcf field is located in north central lower Michigan. MCN's 50% share of the field is equally divided between MichCon and Storage Development. The field's entire capacity has been sold to ANR Pipeline under a 20-year contract.

      Storage Development also has a 50% interest in the Washington 28 storage field, which is located northeast of Detroit in Macomb County. This ten Bcf field provides storage to MCN's Diversified Energy group's gas marketing operations.

      MCN is currently evaluating the development of the Washington 10 storage field in southeastern Michigan. This is a depleted gas reservoir with 42 Bcf of working gas capacity and excellent deliverability. MCN holds a 50% interest in the field in partnership with one other company. Development will proceed once sufficient markets are signed under long-term contract.

      It is anticipated that up to $150 million may be invested in storage projects over the next five years.

Gas Marketing & Cogeneration

      Operating income plus joint venture earnings for 1995 increased to $4.9 million from $1.1 million in 1994. This improvement reflects a 20% increase in sales volumes and improved margins.

      MCN's non-regulated gas marketing activities are directed by CoEnergy Trading Company (CoEnergy Trading). CoEnergy Trading, a wholly-owned subsidiary of MCN Investment, is engaged in the purchase and sale of natural gas to over 700 commercial and industrial users, as well as gas and electric utilities and other large-volume customers throughout the midwest and northeast United States and Canada. Through its offices located in Hartford, Connecticut, Detroit and Grand Rapids, Michigan, CoEnergy Trading is able to offer buyers in these markets a bundled service by making arrangements for the acquisition of the required gas volumes and delivery to customers' facilities, and for all the necessary services in between. This bundled service is more in demand during the winter months when interstate pipeline capacity in certain areas of the Northeast and Midwest is either constrained or uneconomical. CoEnergy Trading is able to better meet this demand through the use of gas production and access to storage fields and other physical assets owned by affiliates.

      CoEnergy Trading competes against numerous marketing companies. A diverse portfolio of short-, medium- and long-term sales and supply contracts combined with access to reliable gas suppliers, storage facilities and multiple pipeline connections enhances its competitive position. Further, CoEnergy Trading uses its competitive position to identify and complement business opportunities for MCN Investment's various businesses.

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

      Cogen's strategy is to take a diversified approach of investing in power projects of varying size and geographic location that offer an acceptable rate of return. This industry has seen an increase in the number of participants, many that are willing to accept lower returns on cogeneration projects considerably below Cogen's threshold. However, the restructuring of the electric utility industry should increase the long-term opportunities for Cogen.

      In October 1995, the Michigan Power cogeneration facility, a 123 megawatt cogeneration plant in Ludington, Michigan, began commercial operations. The $150 million facility provides electricity to Consumers Power Company and steam to Dow Chemical under long-term contracts. The facility is owned and operated by an equal partnership between MCN Investment and Destec Energy. MCN, through its Gas Marketing & Cogeneration business group and Gas Distribution operations, will supply and transport the nine Bcf of natural gas needed annually to fuel the plant.

      In March 1995, Cogen signed a 15 year gas sales agreement to provide up to eight Bcf of natural gas annually to the Panda Brandywine Limited Partnership, a 230 megawatt cogeneration facility located in Brandywine, Maryland. The Panda Brandywine project will sell electricity under a long-term agreement to Potomac Electric Power. Commercial operation is expected to commence in the fall of 1996.

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

      Based on a large demand for electric power, a significant shortfall in power generating capacity and government incentives to invest in power generation facilities, Cogen believes substantial opportunities for investment exist in India. Cogen's strategy for entering India will be the same diversification strategy employed by Gas Services domestically. Cogen will partner with local Indian businesses and U.S. companies and will invest in projects in various geographic locations using a variety of fuels.

      In partnership with other U.S. firms and local Indian businesses, MCN Investment is actively pursuing six to eight power generation facilities in various parts of India and will take varying interests in the projects. MCN's share of construction costs for these facilities is expected to be approximately $400 million. Some of these plants could go into operation starting as early as 1997.

      It is anticipated that Cogen will invest approximately $50 million in power generation projects in 1996 and between $400-$600 million over the next five years.

Risk Management Strategy

      MCN primarily manages price risk by attempting to maintain a balanced portfolio of gas supply and gas sales agreements. Net open positions often result from the timing of new transactions. MCN uses natural gas futures, options and swap contracts to manage its price risk by offsetting a large portion of its open positions. MCN has hedged most of its gas and oil production not covered by long-term fixed-price sales obligations.

COMPUTER OPERATIONS SERVICES

      Operating income for Computer Operations Services increased to $8.0 million in 1995, from $6.6 million in 1994. Services to new and established customers was the primary contributor to the increase.

      The Genix Group (Genix), a wholly-owned subsidiary of MCN Investment, provides computer operations management, data processing, network design and management, large-scale electronic printing and mailing, and business process solution services to more than a dozen industries in 23 states. Among the industries served are manufacturing, insurance, financial services, utilities, transportation, advertising, publishing, software and consumer products.

      Throughout 1995, Genix has gained new customers and increased services to existing customers. Computer Operations now maintains a well diversified customer base of approximately 100 customers with annualized revenues that exceed $100 million. Broken down by service category, 79% of Genix's 1995 revenues were from computer operations management; 12% from network services and the remaining nine percent from other services. In providing these services, Genix typically acquires and operates mainframes and other types of computers that process information for customers. This allows Genix's customers to focus on their core business rather than investing and operating in-house data centers.

      Genix competes in the computer services outsourcing industry on price, high quality, flexible contracts and a wide menu of services. Genix targets corporate clients that are looking for reliable, quality, value-added computer services. By outsourcing in-house computer and related operations, a company can lower its cost of doing business by taking advantage of Genix's economies of scale, skilled personnel and state-of-the-art equipment. Genix added eight new computer operations management clients, totaling approximately $16 million in annualized revenues, in 1995. During 1995 major service contracts were renewed with eight customers representing approximately $27 million in annual revenues.

      Genix has entered into long-term contracts to obtain software license rights for both internal use and for support of client data processing. Under these agreements, Genix is required to make minimum annual payments through 2004 which total $45,150,000. Additionally, Genix is required to make contingent payments beginning in 1997 if computer operations revenues exceed $89,000,000.

      Genix has data centers in North Carolina, Michigan and Pennsylvania. A London, England operation provides computer operations and desktop services to European operations of U.S. customers. In 1995, IBM compatible mainframe processing power has expanded to 1,500 million instructions per second (MIPS), a 25% increase from 1994. Total processing capacity increased by approximately 40% to 2,700 MIPS.

      As MCN continues to pursue its focused strategy of investments in energy-related projects, it will periodically evaluate the value and strategic fit of staying in the computer services business.

OTHER

      MCN Investment is involved in several residential and commercial community development partnerships.

      Bridgewater Holdings Inc., a 100% owned subsidiary of MCN Investment, holds a 33-1/3% limited partnership interest in Bridgewater Place Ltd. Limited Partnership. The partnership owns a 17-story commercial real estate complex consisting of approximately 375,000 square feet of leasable office space in Grand Rapids, Michigan.

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

ITEM 2. PROPERTIES

      MCN, through its principal subsidiaries, leases approximately 84,000 sq. feet of office space in Detroit and Grand Rapids, Michigan and Hartford, Connecticut under long-term leases.

Gas Distribution

      MichCon operates natural gas distribution, transmission and storage facilities in the state of Michigan. At December 31, 1995, MichCon's distribution system included 15,804 miles of distribution mains, 1,051,094 service lines and 1,175,020 active meters. MichCon owns 2,515 miles of transmission and production lines which deliver natural gas to the distribution districts and interconnect its storage fields with the sources of supply and the market areas. MichCon also owns properties relating to five underground storage fields with an aggregate storage capacity of approximately 130 Bcf. Additionally, MichCon owns district office buildings, service buildings and gas receiving and metering stations. MichCon occupies its principal office buildings, located in Detroit and Grand Rapids, Michigan under long-term leases. Portions of these buildings are subleased to affiliates and others.

      Most of MichCon's properties are held in fee, by easement, or under lease agreements expiring at various dates to 2006, with renewal options extending beyond that date. The principal plants and properties of MichCon are held subject to the lien of MichCon's Indenture of Mortgage and Deed of Trust under which MichCon's First Mortgage Bonds are issued. Some existing properties are being fully utilized and new properties are being added to meet the requirements of expansion into new areas. MichCon's capital expenditures for 1995 totaled $235.8 million and could reach $220 million in 1996.

      The Saginaw Bay Pipeline Company owns a 66% interest in the Saginaw Bay Area Limited Partnership which owns substantially all of the properties used in the conduct of its business, primarily a 126-mile transmission line. The Saginaw Bay Lateral Company owns a 46% interest in the Saginaw Bay Lateral Limited Partnership which owns substantially all of the properties used in the conduct of its business, primarily lateral lines related to the Saginaw Bay transmission line.

      Citizens owns all of the properties used in the conduct of its utility business. Included in these properties is a gas distribution system, a two-story office building in downtown Adrian and a one-story service center.

Diversified Energy

      The Supply Development Group Inc. has interests in properties used for gas production, including compressor facilities and small gathering lines. (See information on the following page on Exploration and Production Activities for further details).

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

Exploration and Production Activities

      Supply Development Group, Inc. (SDGI), a subsidiary of MCN, is involved in various gas and oil producing activities. The following data, together with the financial information detailed in Note 14 to the Consolidated Financial Statements, incorporated by reference in Item 8 of this report, and the general data provided under the "Diversified Energy: Gas Services -- Exploration & Production" section of Item 1 located on page 10, provide additional information regarding this activity. Information on estimated gas and oil reserves were obtained by SDGI from the independent petroleum engineering consultants Ryder Scott Company, Miller and Lents, Ltd., Lee Keeling & Associates, Inc. and S.A. Holditch & Associates, Inc.

Production

For the Year Ended December 31                                           1995         1994
------------------------------                                           ----         ----

Average Gas Sales Price (per Mcf)                                     $     2.02   $     1.97

Average Oil Sales Price (per Bbl)                                     $    16.24   $    16.29

Average Production Cost (Mcf)                                         $     0.56   $     0.52

                                                 1995        1994        1995         1994
                                                 Gross       Gross        Net          Net
                                                 -----       -----       ----         ----
Productive Wells and Acreage

Producing Wells
---------------
United States                                     1,972       1,295        1,014          620
                                              =========     =======      =======      =======

Developed Lease Acreage
-----------------------
United States                                   308,878     212,941      149,104      101,301
                                              =========     =======      =======      =======

Undeveloped Lease Acreage
-------------------------
United States                                 1,345,864     610,606      819,049      442,796
Canada                                               --      42,500           --       18,063
                                              ---------     -------      -------      -------
                                              1,345,864     653,106      819,049      460,859
                                              =========     =======      =======      =======

Drilling Activity

Working Interest Well Completions:
  Exploratory
    Productive                                       26          22            6           11
    Dry                                              22          16            7           11
                                              ---------     -------      -------      -------
      Total Exploratory                              48          38           13           22
                                              ---------     -------      -------      -------

  Development
    Productive                                      333         137          228          120
    Dry                                              18           9            9            6
                                              ---------     -------      -------      -------
      Total Development                             351         146          237          126
                                              ---------     -------      -------      -------

Total Working Interest Well Completions             399         184          250          148
                                              =========     =======      =======      =======

Wells in Process of Drilling at December 31         120          92           82           72

ITEM 3. LEGAL PROCEEDINGS

      In addition to the Gas Distribution's regulatory proceedings and other matters described in Item 1, "Business," MCN is also involved in a number of lawsuits and administrative proceedings in the ordinary course of business with respect to taxes, environmental matters, personal injury, property damage claims and other matters.

      The management of MCN believes that the resolution of these matters will not have a material adverse effect on the financial statements of MCN.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

EXECUTIVE OFFICERS OF THE REGISTRANT

      Information with respect to all executive officers of MCN, as of March 1, 1996, is set forth below. Such officers are appointed by the Board of Directors for terms expiring at the next annual meeting of shareholders scheduled to be held on April 25, 1996.

                                       Business Experience During
Name and Position                 Age  Past Five Years
-----------------                 ---  --------------------------
Alfred R. Glancy III              58   Present position since September 1992;
  Chairman, President, Chief           Chairman, Chief Executive Officer and
   Executive Officer and               Director since August 1988; Chairman
   Director                            and Director of MCN Investment since
                                       1988; Chairman and Director of MichCon
                                       since 1984 and 1981, respectively;
                                       Chief Executive Officer of MichCon from
                                       1984 to September 1992.

Rai P. Bhargava                   48   Present position since January 1994;
  President and Chief                  Executive Vice President and Chief
  Executive Officer of MCN             Operating Officer of MCN Investment
  Investment                           from July 1993 to January 1994; Director
                                       of MCN Investment since November 1993;
                                       Vice President, Marketing, of MichCon
                                       from July 1988 to July 1993.

Stephen E. Ewing                  52   Present position since September 1992;
  President and Chief                  President and Chief Operating Officer
  Executive Officer of                 from August 1988 to September 1992;
  MichCon and Director                 Director since August 1988; President
                                       and Director of MichCon since 1985 and
                                       1984, respectively; Chief Operating
                                       Officer of MichCon from 1985 to
                                       September 1992.

William K. McCrackin              62   Present position since September 1992;
  Vice Chairman, Chief Financial       Vice Chairman, Chief Financial Officer,
   Officer and Director                Treasurer and Director from August
                                       1988 to September 1992; Director of MCN
                                       Investment since 1988; Vice Chairman of
                                       MichCon from March 1986 to September
                                       1992; Chief Financial Officer of
                                       MichCon from 1985 to September 1992;
                                       Director of MichCon since 1984.

Daniel L. Schiffer                52   Present position since September 1995;
  Senior Vice President,               Vice President, General Counsel and
  General Counsel and Secretary        Secretary of MCN sinceApril 1989;
                                       General Counsel and Secretary of MCN
                                       since August 1988; Vice President and
                                       General Counsel of MichCon from July
                                       1991 to September 1992; Associate
                                       General Counsel of MichCon from 1984 to
                                       July 1991; Secretary of MichCon from
                                       June 1988 to April 1990 and a Director
                                       of MichCon since January 1989.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      MCN Common Stock is traded on the New York Stock Exchange. On February 26, 1996 there were 24,051 holders of record of MCN Common Stock. Information regarding the market price of MCN Common Stock and related security holder matters is incorporated by reference herein from the section entitled "Supplementary Financial Information" in MCN's 1995 Annual Report to Shareholders, pages 64 and 65.

ITEM 6. SELECTED FINANCIAL DATA

      Information required pursuant to this item is incorporated by reference herein from the section entitled "Supplementary Financial Information" in MCN's 1995 Annual Report to Shareholders, pages 64 and 65.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Information required pursuant to this item is incorporated by reference herein from the section entitled "Management's Discussion and Analysis" in MCN's 1995 Annual Report to Shareholders, pages 34 through 42.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Information required pursuant to this item is incorporated by reference herein from the following sections of MCN's 1995 Annual Report to Shareholders. The consolidated statement of income, cash flows and capitalization are for each of the years ended December 31, 1995, 1994 and 1993 and the consolidated statement of financial position is as of December 31, 1995 and 1994.

      Consolidated Statement of Financial Position, page 43

      Consolidated Statement of Income, page 44

      Consolidated Statement of Cash Flows, page 45

      Consolidated Statement of Capitalization, page 46

      Notes to Consolidated Financial Statements, pages 47 through 63

      Supplementary Financial Information, page 64 and 65; and

      Independent Auditors' Report, page 66

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information set forth in the section entitled "Proposal 1 -- Election of Directors" in MCN's February 1996 definitive Proxy Statement is incorporated by reference herein.

      Information concerning the executive officers of MCN is set forth in the section entitled "Executive Officers of the Registrant" on page 19 in Part I of this Report.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934, AS
AMENDED

      The information set forth in the section entitled "Filings Under Section 16 (a)" in MCN's February 1996 definitive Proxy Statement is incorporated by reference herein.

ITEM 11. EXECUTIVE COMPENSATION

      The information set forth in the sections entitled "Compensation of Directors and Executive Officers" and "Report of the Compensation Committee of the Board of Directors on Executive Compensation", in MCN's February 1996 definitive Proxy Statement is incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information set forth in the section entitled "Beneficial Security Ownership of Directors, Nominees and Executive Officers", in MCN's February 1996 definitive Proxy Statement is incorporated by reference herein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information set forth in the sections entitled "Executive Compensation" and "Other Compensation Matters", in MCN's February 1996 definitive Proxy Statement is incorporated by reference herein.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

(A) LIST OF DOCUMENTS FILED AS PART OF THE REPORT:

            1. For a list of financial statements incorporated by reference, see the section entitled "Financial Statements and Supplementary Data", on page 20 in Part II, Item 8 of this Report.

            2. The Financial Statement Schedule for each of the three years in the period ended December 31, 1995, unless otherwise noted, are included herein in response to Part II, Item 8:

                  Independent Auditors' Report

               Schedule

                  II -- Valuation and Qualifying Accounts

      Schedules other than that referred to above are omitted as not applicable or not required, or the required information is shown in the financial statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT

MCN Corporation:

      We have audited the consolidated financial statements of MCN Corporation and subsidiaries as of December 31, 1995 and 1994 and for each of the three years in the period ended December 31, 1995, and have issued our report thereon dated February 8, 1996; such consolidated financial statements and report are included in your 1995 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of MCN Corporation and subsidiaries, listed in
Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP
Detroit, Michigan
February 8, 1996

                                                                   SCHEDULE II

                        MCN CORPORATION AND SUBSIDIARIES
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                             (Thousands of Dollars)

                                                                            Column C
                      Column A                          Column B           Additions           Column D      Column E
                                                                     ---------------------    Deductions
                                                                     Provisions charged to   for Purposes
                                                       Balance at    ---------------------   for Which the   Balance
                                                       Beginning                Regulatory   Reserves Were   at End
                     Description                       of Period      Income       Asset        Provided    of Period
----------------------------------------------------   ----------    ----------  ---------   -------------  ---------
                                                                           Year Ended December 31, 1995
                                                                           ----------------------------
Reserve deducted from assets in
 Consolidated Statement of Financial Position:
  Allowance for doubtful accounts .................    $16,101      $ 15,274       $   --       $17,610      $13,765
  Allowance for sale of partnership interest (1) ..         91          --             --            91         --
  Allowance for notes receivable (2) ..............      1,954        (1,607)          --           347         --
                                                       -------      --------       -------      -------      -------
                                                       $18,146      $ 13,667       $   --       $18,048      $13,765
                                                       =======      ========       =======      =======      =======

Reserves included in Current Liabilities --
 Other and in Accrued Environmental Costs
 in Consolidated Statement of  Financial
 Position:
  Environmental testing (3) .......................    $ 5,540      $   --         $35,000      $ 2,089      $38,451
                                                       =======      ========       =======      =======      =======

Reserves included in Deferred Credits and Other
 Liabilities -- Other in Consolidated Statement of
 Financial Position:
  Injuries and damages ............................    $ 8,402      $  1,026       $   686      $ 2,101      $ 8,013
                                                       =======      ========       =======      =======      =======

                                                                           Year Ended December 31, 1994
                                                                           ----------------------------
Reserve deducted from assets in Consolidated
 Statement of Financial Position:
  Allowance for doubtful accounts .................    $19,576      $ 20,392       $   --       $23,867      $16,101
  Allowance for sale of partnership interest (1) ..       --              91           --          --             91
  Allowance for notes receivable ..................        579         1,375           --          --          1,954
                                                       -------      --------       -------      -------      -------
                                                       $20,155      $ 21,858       $   --       $23,867      $18,146
                                                       =======      ========       =======      =======      =======

Reserves included in Current Liabilities --
 Other in Consolidated Statement of
 Financial Position:
  Environmental testing (3) .......................    $ 6,179      $   --         $   --       $   639      $ 5,540
                                                       =======      ========       =======      =======      =======

Reserves included in Deferred Credits and Other
 Liabilities -- Other in Consolidated Statement of
 Financial Position:
  Injuries and damages ............................    $ 9,090      $  1,656       $   387      $ 2,731      $ 8,402
                                                       =======      ========       =======      =======      =======

                                                                           Year Ended December 31, 1993
                                                                           ----------------------------
Reserve deducted from assets in Consolidated
 Statement of Financial Position:
  Allowance for doubtful accounts .................    $24,930      $ 21,138       $   --       $26,492      $19,576
  Allowance for notes receivable ..................       --             579           --          --            579
                                                       -------      --------       -------      -------      -------
                                                       $24,930      $ 21,717       $   --       $26,492      $20,155
                                                       =======      ========       =======      =======      =======

Reserves included in Current Liabilities --
 Other in Consolidated Statement of
  Financial Position:
  Environmental testing (3) .......................    $ 1,677      $   --             --       $(4,502)     $ 6,179
                                                       =======      ========       =======      =======      =======

Reserves included in Deferred Credits and Other
 Liabilities -- Other in Consolidated Statement of
 Financial Position:
  Injuries and damages ............................    $10,105      $  1,895       $   372      $ 3,282      $ 9,090
  Environmental testing (3) .......................      6,575          --             --         6,575         --
                                                       -------      --------       -------      -------      -------
                                                       $16,680      $  1,895       $   372      $ 9,857      $ 9,090
                                                       =======      ========       =======      =======      =======

---------
NOTES:

(1) During 1994, MCN established a reserve for the expected loss relating to the sale of a partnership interest in a gas marketing joint venture. The sale took place in 1995.

(2) During 1995, MCN reversed $1,600,000 of an uncollectible reserve on an advance made to a joint venture. The uncollectible provision was reversed upon the receipt of payments and credit support to ensure repayment of the remaining advance balance.

(3) Reference is made to Note 7b to the Consolidated Financial Statements in the 1995 Annual Report to Shareholders of MCN Corporation, page 51. During the year ended December 31, 1993, $6,575,000 was transferred from Deferred Credits and Other Liabilities -- Other to Current Liabilities -- Other. Actual expenditures deducted against the reserve in 1993 was $2,073,000.

3. Exhibits, Including Those Incorporated by Reference.

Exhibit No.     Description
-----------     -----------
 3-1   Articles of Incorporation of MCN Corporation (Exhibit 3-1 to March 31,
       1993 Form 10-Q).

 3-2   By-Laws of MCN Corporation, as amended (Exhibit 3-2 to March 31, 1993
       Form 10-Q).

 4-1   Rights Plan (Exhibit 28-1 to Form 8-K dated December 20, 1989).

 4-2   Subordinated Debt Securities Indenture between MCN
       Corp. and NBD Bank, N.A., as Trustee (Exhibit 4-5 to
       Registration Statement No. 33-55665).

 4-3   Debt Securities Indenture between MCN Investment
       Corp. and NBD Bank as Trustee (Exhibit 4-1 to
       Registration Statement No. 33-63311).

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

10-4   MCN Corporation Stock Incentive Plan (Exhibit 10-5 to 1989 Form 10-K).

10-5   Form of Employment Agreement (Exhibit 10-1 to March 31, 1990 Form
       10-Q).

10-6   MCN Corporation Annual Performance Plan (Exhibit 10-6 to 1993 Form
       10-K).

10-7   MCN Corporation Non-Officer Director Stock Award Plan
       (Exhibit 10-1 to March 31, 1994 Form 10-Q).

10-8   MCN Corporation Mandatory Deferred Compensation Plan
       (Exhibit 10-8 to 1995 Form 10-K).

12-1   Computation of Ratio of Earnings to Fixed Charges for
       MCN Corporation.*

12-2   Computation of Ratio of Earnings to Fixed Charges for
       MCN Investment Corporation.*

13-1   MCN Corporation 1995 Annual Report to Shareholders.*

21-1   List of MCN Subsidiaries.*

23-1   Independent Auditors' Consent -- Deloitte & Touche LLP.*

23-2   Consent of Ryder Scott Company.*

23-3   Consent of Miller and Lents, Ltd.*

23-4   Consent of Lee Keeling & Associates, Inc.*

23-5   Consent of S.A. Holditch & Associates, Inc.*

24-1   Powers of Attorney.*

27-1   Financial Data Schedule.*

----------------
*Indicates document filed herewith.


References are to MCN (File No. 1-10070) for documents incorporated by reference.

(B) REPORTS ON FORM 8-K:

      MCN filed a report on Form 8-K dated November 17, 1995, under Item 5 with respect to the offering by MCN Investment Corporation of its Medium-Term Notes, Series A, pursuant to the joint registration statement of MCN and MCN Investment Corporation on Form S-3, as amended, (No. 33-63311), as described in the Prospectus Supplement dated November 17, 1995 to the Prospectus dated November 6, 1995. A Form of Purchase Agreement was filed as an Exhibit thereto.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     MCN CORPORATION
                                             -------------------------------
                                                       (Registrant)

                                              By: /s/ Patrick Zurlinden
                                                 ---------------------------
                                                      Patrick Zurlinden
                                                 Vice President, Controller
                                                and Chief Accounting Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                            Title                      Date
                                            -----                      ----

            *                   Director, Chairman, President       March 1, 1996
---------------------------     and Chief Executive Officer
   Alfred R. Glancy III

            *                   Director, Vice Chairman and         March 1, 1996
---------------------------     Chief Financial Officer
   William K. McCrackin

      Patrick Zurlinden         Vice President, Controller and      March 1, 1996
---------------------------     Chief Accounting Officer
      Patrick Zurlinden

            *                   Director                            March 1, 1996
---------------------------
     Stephen E. Ewing

            *                   Director                            March 1, 1996
---------------------------
      Roger Fridholm

            *                   Director                            March 1, 1996
---------------------------
    Frank M. Hennessey

            *                   Director                            March 1, 1996
---------------------------
    Thomas H. Jeffs II

            *                   Director                            March 1, 1996
---------------------------
    Arthur L. Johnson

            *                   Director                            March 1, 1996
---------------------------
     Dale A. Johnson

            *                   Director                            March 1, 1996
---------------------------
   Helen O. Petrauskas

            *                   Director                            March 1, 1996
---------------------------
      Howard F. Sims

*By: /s/ Patrick Zurlinden
     ---------------------
       Patrick Zurlinden
       Attorney-in-Fact