Form 10-Q
period 1996-03-31
MCN CORP
filed 1996-05-10
CIK 837579

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-Q

(MARK ONE)
   [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996, OR

   [_]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                Yes   X  No

  Number of shares outstanding of each of the registrant's classes of common stock, as of April 30, 1996:

              Common Stock, par value $.01 per share: 66,847,945

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                               INDEX TO FORM 10-Q

                        FOR QUARTER ENDED MARCH 31, 1996

                                                                           PAGE
                                                                          NUMBER
                                                                          ------
COVER....................................................................    i
INDEX....................................................................   ii
PART I -- FINANCIAL INFORMATION
Item 1. Financial Statements.............................................    9
Item 2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations.................................    1
PART II -- OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders..............   22
Item 6. Exhibits and Reports on Form 8-K.................................   22
SIGNATURE................................................................   24

                       MCN CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

MCN reports record first quarter earnings -- MCN's earnings for the 1996 quarter increased 30% or $18.5 million ($.18 per share) over the first quarter of 1995. Earnings for the 1996 twelve-month period also increased a healthy 64% or $45.0 million ($.56 per share) over the comparable 1995 period. Earnings per share comparisons reflect approximately 10% more shares outstanding in the current quarter and twelve-month period.

Significant earnings growth was achieved in both the Gas Distribution and Diversified Energy groups, and reflects the continued success of MCN's diversification strategy. Earnings from discontinued operations were relatively flat and reflect the operating results of The Genix Group, Inc. (Genix), MCN's computer operations services subsidiary. As discussed in the "Discontinued Operations" section that follows, MCN intends to sell Genix during the second quarter of 1996. A summary of financial performance follows:

                                           QUARTER             12 MONTHS
                                      ------------------   ------------------
                                        1996      1995       1996      1995
                                      --------  --------   --------  --------
NET INCOME (in Millions)
Continuing Operations:
 Gas Distribution...................  $   71.3  $   57.2   $   89.6  $   53.8
 Diversified Energy.................       7.8       3.4       22.0      13.0
                                      --------  --------   --------  --------
                                          79.1      60.6      111.6      66.8
Discontinued Operations.............       1.0       1.0        3.6       3.4
                                      --------  --------   --------  --------
                                      $   80.1  $   61.6   $  115.2  $   70.2
                                      ========  ========   ========  ========
EARNINGS PER SHARE
Continuing Operations:
 Gas Distribution...................  $   1.07  $    .95   $   1.35  $    .90
 Diversified Energy.................       .12       .05        .34       .22
                                      --------  --------   --------  --------
                                          1.19      1.00       1.69      1.12
Discontinued Operations.............       .01       .02        .05       .06
                                      --------  --------   --------  --------
                                      $   1.20  $   1.02   $   1.74  $   1.18
                                      ========  ========   ========  ========

- -------------------------------------------------------------------------------

Strategic direction -- MCN's primary objective is to achieve superior, long-term returns for its shareholders. To accomplish this, MCN will aggressively invest in a diverse portfolio of domestic and international energy-related projects. The success of this strategy will be demonstrated by the growth of MCN's earnings and the total return to its shareholders over time.

GAS DISTRIBUTION

Results reflect 5.7% colder than normal weather -- Earnings increased $14.1 million ($.12 per share) and $35.8 million ($.45 per share) for the 1996 quarter and twelve-month period, respectively, as compared to the same 1995 periods. The increases are primarily due to higher gas deliveries resulting from significantly colder weather, increased transportation deliveries, as well as lower operating expenses.

                                           QUARTER             12 MONTHS
                                      ------------------   ------------------
                                        1996      1995       1996      1995
                                      --------  --------   --------  --------
EFFECT OF WEATHER ON GAS MARKETS AND
 EARNINGS
Percentage Colder (Warmer) than
 Normal.............................       5.7%     (5.8)%      6.0%    (11.0)%
Increase (Decrease) from Normal in:
 Gas Markets (in Bcf)...............       5.4      (5.2)      12.2     (17.4)
 Net Income (in Millions)...........  $    4.9  $   (4.7)  $   11.1  $  (15.8)
 Earnings Per Share.................  $    .07  $   (.08)  $    .17  $   (.26)

GROSS MARGIN

Gross margin increases -- Gas Distribution gross margin (operating revenues less cost of gas) increased $18.6 million and $57.2 million for the 1996 quarter and twelve-month period, respectively, reflecting higher gas sales and transportation deliveries.

                                      QUARTER                12 MONTHS
                               ----------------------  ----------------------
                                  1996        1995        1996        1995
                               ----------  ----------  ----------  ----------
GAS DISTRIBUTION OPERATIONS
 (in Millions)
Operating Revenues*........... $    538.6  $    430.4  $  1,215.8  $  1,023.7
Cost of Gas...................      302.5       212.9       581.0       446.1
                               ----------  ----------  ----------  ----------
 Gross Margin.................      236.1       217.5       634.8       577.6
                               ----------  ----------  ----------  ----------
Other Operating Expenses*
 Operation & Maintenance......       69.9        78.7       291.0       309.0
 Depreciation, Depletion &
  Amortization................       24.5        22.7        93.1        87.1
 Property & Other Taxes.......       18.4        16.9        60.3        57.4
                               ----------  ----------  ----------  ----------
                                    112.8       118.3       444.4       453.5
                               ----------  ----------  ----------  ----------
Operating Income..............      123.3        99.2       190.4       124.1
                               ----------  ----------  ----------  ----------
Equity in Earnings of Joint
 Ventures.....................         .4          .4         1.3         1.6
                               ----------  ----------  ----------  ----------
Other Income & (Deductions)*
 Interest Income..............         .6         1.0         4.0         3.9
 Interest Expense.............      (12.6)      (11.6)      (45.5)      (41.2)
 Minority Interest............        (.3)        (.6)       (2.1)       (2.7)
 Other........................        (.7)        (.8)       (5.6)       (5.2)
                               ----------  ----------  ----------  ----------
                                    (13.0)      (12.0)      (49.2)      (45.2)
                               ----------  ----------  ----------  ----------
Income Before Income Taxes....      110.7        87.6       142.5        80.5
Income Taxes..................       39.4        30.4        52.9        26.7
                               ----------  ----------  ----------  ----------
Net Income.................... $     71.3  $     57.2  $     89.6  $     53.8
                               ==========  ==========  ==========  ==========

*Includes intercompany transactions

GAS SALES AND END USER TRANSPORTATION deliveries in total increased 17 billion cubic feet (Bcf) in the 1996 quarter and 44.8 Bcf in the 1996 twelve-month period. The increases are primarily due to colder weather, as well as market expansion through the addition of over 5,000 new customers during the 1996 quarter and over 17,000 since March of 1995. For the twelve-month period, end user transportation deliveries also reflect an overall higher level of gas usage by large-volume commercial and industrial customers, including gas cogeneration facilities. Deliveries to the Michigan Power project, MCN Investment Corporation's (MCNIC's) 50%-owned 123 megawatt cogeneration plant that became operational in October 1995, represented 3 Bcf and 5 Bcf of the increase during the 1996 quarter and twelve-month period, respectively.

                                           QUARTER              12 MONTHS
                                    --------------------- ---------------------
                                       1996       1995       1996       1995
                                    ---------- ---------- ---------- ----------
GAS DISTRIBUTION MARKETS (in Bcf)
Gas Sales..........................      103.6       90.5      222.9      188.9
End User Transportation............       47.5       43.6      149.6      138.8
                                    ---------- ---------- ---------- ----------
                                         151.1      134.1      372.5      327.7
Intermediate Transportation*.......      148.0      112.6      409.9      323.1
                                    ---------- ---------- ---------- ----------
                                         299.1      246.7      782.4      650.8
                                    ========== ========== ========== ==========

*Includes intercompany volumes

INTERMEDIATE TRANSPORTATION deliveries continued to rise, increasing 35.4 Bcf and 86.8 Bcf in the 1996 quarter and twelve-month period, respectively, primarily as a result of increased transportation of Antrim gas for Michigan gas producers and brokers. In order to meet this growing demand, MichCon recently expanded the transportation capacity of its northern Michigan gathering system. A significant portion of the project was completed in 1995, and the remainder is to be completed by mid-1996. This expansion enabled MichCon to transport an additional 20.3 Bcf and 36.5 Bcf of natural gas in the 1996 quarter and twelve-month period, respectively. Profit margins on intermediate transportation services are considerably less than margins on gas sales or for end user transportation markets.

COST OF GAS

Cost of gas is affected by variations in sales volumes and cost of gas rates. Through the Gas Cost Recovery (GCR) mechanism, MichCon's rates are set to recover 100% of prudently and reasonably incurred gas costs. Therefore, fluctuations in cost of gas sold have little or no effect on gross margins and earnings.

Cost of gas sold increased in the 1996 quarter and twelve-month period due to higher sales volumes resulting primarily from the colder weather, as well as higher prices paid for natural gas in the spot market. The increase in market prices paid for gas resulted in an increase in the cost of gas sold per thousand cubic feet (Mcf) of $.51 (22%) and $.27 (11%) in the 1996 quarter and twelve-month period, respectively, from the comparable 1995 periods.

OTHER OPERATING EXPENSES

OPERATION AND MAINTENANCE expenses decreased in the 1996 quarter and twelve-month period due to lower employee benefit costs, primarily pension and retiree healthcare costs. The current quarter also reflects a reduction in labor costs. Management's ongoing efforts to reduce operating costs also contributed to the decreases.

DEPRECIATION AND DEPLETION increased in both 1996 periods due to higher plant balances, reflecting capital expenditures of $396.1 million over the past two calendar years.

PROPERTY AND OTHER TAXES for the 1996 quarter and twelve-month period increased due to higher property balances and higher Michigan single business taxes resulting from increased earnings.

OTHER INCOME & DEDUCTIONS

The increase in other income & deductions for both 1996 periods reflects additional interest expense relating to an increase in the average amount of long-term debt outstanding.

INCOME TAXES

Income taxes increased for the 1996 quarter and twelve-month period due primarily to increases in earnings.

OUTLOOK

Gas Distribution's strategy is to grow revenues and reduce its cost structure in order to maintain strong returns and provide customers with quality service at competitive prices. The success of this strategy is evident in current operating results. MCN is focused on continuing this trend in 1996 and beyond.

DIVERSIFIED ENERGY

Earnings more than double -- The Diversified Energy group reported higher earnings from all of its operating units, with a combined increase of $4.4 million ($.07 per share) and $9 million ($.12 per share) for the quarter and twelve-month period, respectively. Reflecting the success of MCN's strategy to invest in various segments of the natural gas industry, earnings continued their growth principally from increased contributions from Exploration & Production (E&P) and Gas Marketing & Cogeneration operations. Improved results from Gas Gathering & Processing also contributed to the increases. The earnings improvements were partially offset by increased financing costs as a result of additional capital needed to fund investments.

                                          QUARTER              12 MONTHS
                                    --------------------  --------------------
                                      1996       1995       1996       1995
                                    ---------  ---------  ---------  ---------
DIVERSIFIED ENERGY OPERATIONS (in
Millions)
Operating Revenues *............... $   259.9  $   101.4  $   558.6  $   347.2
                                    ---------  ---------  ---------  ---------
Operating Expenses *...............     246.0       95.4      528.8      330.3
                                    ---------  ---------  ---------  ---------
Operating Income (Loss)
 Gas Services
  Exploration & Production.........       6.5        4.1       20.8       15.3
  Gas Marketing & Cogeneration.....       6.4        2.6        9.6        3.5
  Gas Gathering & Processing.......       1.5         --        1.9         .2
                                    ---------  ---------  ---------  ---------
                                         14.4        6.7       32.3       19.0
 Corporate & Other.................       (.5)       (.7)      (2.5)      (2.1)
                                    ---------  ---------  ---------  ---------
                                         13.9        6.0       29.8       16.9
                                    ---------  ---------  ---------  ---------
Equity in Earnings of Joint
Ventures...........................       2.1         .8        5.2        4.3
                                    ---------  ---------  ---------  ---------
Other Income & (Deductions)*
 Interest Income...................        .9        1.2        3.3        4.0
 Interest Expense..................      (7.5)      (3.9)     (16.9)     (13.0)
 Dividends on Preferred Securities
  of Subsidiary....................      (2.3)      (2.3)      (9.4)      (3.8)
 Other.............................       (.6)       (.2)       1.9       (1.2)
                                    ---------  ---------  ---------  ---------
                                         (9.5)      (5.2)     (21.1)     (14.0)
                                    ---------  ---------  ---------  ---------
Income Before Income Taxes.........       6.5        1.6       13.9        7.2
                                    ---------  ---------  ---------  ---------
Income Taxes
 Current and Deferred Provision....       2.6         .5        4.8        3.0
 Federal Tax Credits...............      (3.9)      (2.3)     (12.9)      (8.8)
                                    ---------  ---------  ---------  ---------
                                         (1.3)      (1.8)      (8.1)      (5.8)
                                    ---------  ---------  ---------  ---------
Net Income......................... $     7.8  $     3.4  $    22.0  $    13.0
                                    =========  =========  =========  =========

*Includes intercompany transactions

GAS SERVICES

EXPLORATION & PRODUCTION operating income increased $2.4 million for the 1996 quarter and $5.5 million for the twelve-month period. The results reflect a significantly higher level of gas produced from properties that have been acquired since mid-1994 and the development of other new projects. Gas production was 12.5 Bcf in the quarter, nearly a 100% increase over the 1995 level of 6.4 Bcf. Additionally, E&P operations have increased Diversified Energy's earnings through the generation of an increasing amount of federal gas production tax credits.

E&P operating results were also impacted by a higher average sales rate for 1996, reflecting higher than expected natural gas prices. The average sales rate per Mcf increased $.10 to $2.09 in the 1996 quarter and increased $.10 to $2.05 in the 1996 twelve-month period. The average sales rates include the effect of natural gas swap agreements which are used to manage Diversified Energy's exposure to the risk of market price fluctuations. Natural gas swap agreements had the effect of reducing the average sales rate for the 1996 quarter by $.33 per Mcf and increasing the sales rate for the current twelve-month period by $.21 per Mcf. Natural gas swap agreements increased the average sales rates for the 1995 quarter and twelve-month period by $.61 per Mcf and $.18 per Mcf, respectively.

GAS MARKETING & COGENERATION operating income for the 1996 quarter and twelve-month period increased $3.8 million and $6.1 million, respectively, from the comparable 1995 periods due to higher gas sales volumes at more favorable margins. The 63% increase for the quarter and the 34% increase for the twelve-month period in gas sales volumes were driven by additional sales to customers in the midwest and northeast United States and eastern Canada.

GAS GATHERING & PROCESSING operating income increased $1.5 million and $1.7 million for the 1996 quarter and twelve-month period, respectively. The increases reflect income from the first quarter 1996 acquisition of a 99% interest in the Dauphin Island Gathering Partnership. The partnership owns a 90 mile gas gathering system in the Mobile Bay area of offshore Alabama. In addition, earnings were favorably affected by increased volumes of gas processed during the quarter and twelve-month period of 6.4 Bcf and 17.4 Bcf, respectively.

                                           QUARTER              12 MONTHS
                                    --------------------- ---------------------
                                       1996       1995       1996       1995
                                    ---------- ---------- ---------- ----------
DIVERSIFIED ENERGY GAS STATISTICS*
 (in Bcf)
Gas Sales
 Gas Marketing & Cogeneration.....        70.8       43.5      198.0      147.3
 Exploration & Production**.......         8.7        3.3       21.6       10.7
Transportation....................        16.2         .5       16.7         .8
                                    ---------- ---------- ---------- ----------
                                          95.7       47.3      236.3      158.8
                                    ========== ========== ========== ==========
Gas Production....................        12.5        6.4       37.5       21.4
                                    ========== ========== ========== ==========
Gas Processed.....................         8.7        3.2       21.8        5.2
                                    ========== ========== ========== ==========

*Includes intercompany volumes.
**Represents gas sales made directly to third parties by E&P operations. Other
 E&P production is sold to affiliated companies for marketing.

RISK MANAGEMENT STRATEGY -- Risks associated with significant future E&P activities will be minimized by diversifying investments along the lines of geography, geology, risk profile and technology, as well as by partnering with operators who bring capital and expertise. MCN primarily manages price risk by attempting to maintain a balanced portfolio of gas supply and gas sales agreements. MCN uses natural gas futures, options and swap contracts to manage its price risk by offsetting a large portion of its open positions. MCN has hedged most of its gas and oil production over the next ten years which is not covered by long-term fixed-price sales obligations.

CORPORATE & OTHER

Corporate & other reflects administrative expenses associated with corporate management activities. The Diversified Energy group has been allocated a larger portion of such expenses reflecting its growing percentage of MCN.

EQUITY IN EARNINGS OF JOINT VENTURES

Earnings from joint ventures increased $1.3 million and $.9 million for the 1996 quarter and twelve-month period, respectively. The increase for the quarter is primarily due to additional income related to the December 1995 acquisition of a 50% interest in a 40 mile gas gathering line in Virginia, as well as the start-up of commercial operations at the Michigan Power cogeneration project during the fourth quarter of 1995. The increase for the twelve-month period reflects lower losses from the Ada cogeneration facility and the start-up of the Michigan Power cogeneration project.

                                          QUARTER             12 MONTHS
                                    -------------------  --------------------
                                      1996      1995       1996       1995
                                    --------- ---------  ---------  ---------
EQUITY IN EARNINGS OF JOINT
 VENTURES (in Millions)
Gas Storage........................ $      .9 $     1.2  $     3.9  $     4.4
Gas Marketing & Cogeneration.......        .2       (.4)       (.3)      (1.2)
Gas Gathering & Processing.........       1.0        .1        1.5        1.3
Other..............................        --       (.1)        .1        (.2)
                                    --------- ---------  ---------  ---------
                                    $     2.1 $      .8  $     5.2  $     4.3
                                    ========= =========  =========  =========

OTHER INCOME & DEDUCTIONS

The 1996 quarter and twelve-month period reflect higher interest costs on increased borrowings required to finance capital investments in the Diversified Energy group. In addition, the twelve-month period increase reflects dividends on $100 million of preferred securities of a subsidiary which were issued in November 1994.

INCOME TAXES

Income taxes for the 1996 quarter and twelve-month period were favorably impacted by increased federal gas production tax credits related to E&P projects. Income taxes were also impacted by increased federal taxes on improved pretax earnings in the 1996 quarter and twelve-month period.

OUTLOOK

MCN plans to continue aggressively growing its E&P reserve base in lower risk areas which generate attractive returns. The development of reserves will contribute toward a reliable long-term supply to meet the increased sales requirements of MCN's Gas Marketing & Cogeneration operations as it expands into areas beyond Michigan's borders. In addition, MCN plans to invest in gas gathering facilities outside of Michigan, targeting areas that contain gas marketing or E&P opportunities.

DISCONTINUED OPERATIONS

During the second quarter of 1996, MCN announced its intention to sell its computer operations subsidiary, Genix. Although Genix has experienced significant growth in revenues and operating income over the past several years, MCN's focused strategy is to invest in energy-related projects that generate higher rates of return. Proceeds from the sale will be used to partially fund Diversified Energy's capital investments. Accordingly, Genix has been reported as discontinued operations for all periods presented.

Income from discontinued operations was $1.0 million for the current quarter unchanged from the comparable quarter in 1995. For the twelve-month period, income increased $.2 million to $3.6 million. Results for the 1996 quarter and twelve-month period reflect an increase in revenues from new business added throughout the quarter and 1995, offset by higher software and start-up expenses associated with new business. Genix expects that the new software will facilitate continued growth in revenues through the broadening of its products and services. Summary statements and other information on discontinued computer operations can be found in note 4 to the consolidated financial statements.

CAPITAL RESOURCES AND LIQUIDITY

OPERATING ACTIVITIES

MCN's cash flow from operating activities decreased $31.2 million during the 1996 quarter from the comparable 1995 period. The decrease was due primarily to an increase in working capital requirements, partially offset by higher income, after adjusting for depreciation and deferred taxes.

FINANCING ACTIVITIES

MCN issues new shares of common stock pursuant to its Dividend Reinvestment and Stock Purchase Plan and various employee benefit plans. During 1996, MCN anticipates the issuance of new shares of common stock pursuant to these plans, generating approximately $18 million. During the first three months of 1996, issuances under these plans generated proceeds of $4.4 million.

In March 1996, MCN filed a registration statement with the Securities Exchange Commission (SEC). This registration, along with an existing shelf registration, allows for the issuance of up to $400 million of securities, including preferred equity, common equity and debt securities.

In April 1996, MCN issued 5,865,000 Preferred Redeemable Increased Dividend Equity Securities (PRIDES), yielding 8 3/4%, under this shelf registration (Note 3b). The PRIDES are convertible securities that consist of a contract under which MCN is obligated to sell and the PRIDES holder is obligated to purchase approximately $135 million of MCN common stock in April 1999. The issuance of these securities, which will convert into common stock in April 1999, enhances MCN's creditworthiness. The PRIDES are currently rated the equivalent of "BBB+" by the major rating agencies.

GAS DISTRIBUTION

Cash and cash equivalents normally increase and short-term debt is reduced in the first part of each year as gas inventories are depleted and funds are received from winter heating sales. During the first quarter of 1996, MichCon repaid $51.7 million of short-term debt including commercial paper. During the latter part of the year, cash and cash equivalents normally decrease as funds are used to finance increases in gas inventories and customer accounts receivable. To meet its seasonal short-term borrowing needs, MichCon normally issues commercial paper which is backed by credit lines with several banks. MichCon has established credit lines to allow for borrowings of up to $100 million under a 364-day revolving credit facility and up to $150 million under a three-year revolving credit facility. Commercial paper of $118 million was outstanding as of March 31, 1996 under these lines.

MichCon maintains a Trust Demand Note program which allows for borrowings of up to $25 million through April 1996. Borrowings of $25 million were outstanding under this program at March 31, 1996 and were repaid in April 1996.

DIVERSIFIED ENERGY

In January 1996, MCNIC issued $200 million of medium-term notes using the proceeds to repay short-term debt and for general corporate purposes. In anticipation of future permanent capital requirements, MCNIC and MCN filed a joint shelf registration statement with the SEC in March 1996 that allows for the issuance of up to an additional $500 million of debt securities.

MCNIC maintains a $400 million commercial paper program to finance capital investments and working capital requirements of its gas marketing operations. During the first quarter of 1996, MCNIC repaid $76.7 million of commercial paper leaving $297 million outstanding under this program at March 31, 1996.

INVESTING ACTIVITIES

Capital investments equaled $181.1 million in the 1996 quarter compared to $86.7 million for the same period in 1995. The increase was due to higher Diversified Energy investments, primarily for E&P expenditures, as well as the Dauphin Island gathering system acquisition. Gas Distribution capital expenditures were incurred to develop new gas distribution and transportation markets.

               MANAGEMENT'S DISCUSSION AND ANALYSIS (CONCLUDED)

                                                                QUARTER
                                                         ---------------------
                                                            1996       1995
                                                         ---------- ----------
CAPITAL INVESTMENTS (in Millions)
Consolidated Capital Expenditures:
 Gas Distribution....................................... $     29.9 $     31.3
 Diversified Energy.....................................       60.4       43.2
 Discontinued Operations................................        6.2        1.7
                                                         ---------- ----------
                                                               96.5       76.2
                                                         ---------- ----------
MCN's Share of Joint Venture Capital Expenditures:
 Cogeneration...........................................        4.2        8.9
 Other..................................................        1.8        1.7
                                                         ---------- ----------
                                                                6.0       10.6
                                                         ---------- ----------
Acquisition (Note 2)....................................       78.6         --
                                                         ---------- ----------
Minority Partners' Share of Consolidated Capital
 Expenditures...........................................         --        (.1)
                                                         ---------- ----------
Total Capital Investments............................... $    181.1 $     86.7
                                                         ========== ==========

OUTLOOK

Capital investments in 1996 are expected to reach $850 million -- MCN's strategic direction is to grow significantly by investing in a portfolio of energy-related projects. For 1996, MCN anticipates investing approximately $250 million in Gas Distribution and approximately $600 million in Diversified Energy. Capital investments in Gas Distribution will be made to add new gas sales customers, develop new gas transportation markets and make improvements to existing systems. This includes construction of a 59 mile loop of MichCon's existing Milford-to-Belle River Pipeline which will improve the overall reliability and efficiency of MichCon's gas storage and transmission system. The pipeline is anticipated to be completed in early 1997 at a cost of approximately $80 million. Within Diversified Energy, approximately $400 million will be invested in E&P projects for drilling operations and to acquire reserves in the Michigan, Appalachian, Midcontinent, Gulf Coast and Rocky Mountain regions. Diversified Energy will invest the remaining $200 million in gas gathering, gas processing and power generation projects.

Issuance of equity and debt securities are anticipated in 1996 -- The proposed level of investments for 1996 increases capital requirements materially in excess of internally generated funds and requires the issuance of additional debt and equity securities. MCNIC is in the process of issuing $130 million of medium-term notes during the second quarter of 1996. MCN and its subsidiaries also anticipate issuing debt and equity securities during 1996 under their existing shelf registrations statements. MCN's actual capital requirements and general market conditions will affect the timing and amount of future issuances. Additionally, MCN anticipates generating cash from the intended sale of Genix and certain other assets. It is management's opinion that MCN and its subsidiaries will have sufficient capital resources, both internal and external, to meet anticipated capital requirements.

                        MCN CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF FINANCIAL POSITION (UNAUDITED)
                                 (IN THOUSANDS)

                                                MARCH 31,          DECEMBER 31,
                                         ------------------------  ------------
                                            1996         1995          1995
                                         -----------  -----------  ------------
ASSETS
CURRENT ASSETS
 Cash and cash equivalents, at cost
  (which approximates market value)..... $    25,338  $    12,764  $    19,259
 Accounts receivable, less allowance for
  doubtful accounts of $17,769,
  $21,217 and $13,765, respectively.....     452,743      268,034      317,945
 Accrued unbilled revenues..............      73,201       60,323       92,410
 Accrued gas cost recovery revenues.....      35,362           --           --
 Gas in inventory (Note 5)..............      14,113       59,277       71,763
 Property taxes assessed applicable to
  future periods........................      48,987       43,964       60,633
 Gas receivable.........................      26,324       28,405       19,266
 Other..................................      31,659       26,717       34,220
                                         -----------  -----------  -----------
                                             707,727      499,484      615,496
                                         -----------  -----------  -----------
DEFERRED CHARGES AND OTHER ASSETS
 Investment in and advances to joint
  ventures..............................     127,827       64,202      129,026
 Deferred swap losses and receivables
  (Note 6)..............................      47,135       31,242       54,807
 Deferred postretirement benefit cost...      12,310       19,867       13,112
 Deferred environmental costs (Note 7a).      31,016           --       35,000
 Prepaid benefit costs..................      43,761       12,525       23,827
 Other..................................     105,616       90,446       90,626
                                         -----------  -----------  -----------
                                             367,665      218,282      346,398
                                         -----------  -----------  -----------
PROPERTY, PLANT AND EQUIPMENT, at cost
 Gas distribution.......................   2,519,769    2,231,588    2,496,711
 Exploration & production...............     634,214      313,114      576,810
 Gas gathering & processing.............     102,428       74,020       22,324
 Computer operations & other............      71,247       53,158       64,709
                                         -----------  -----------  -----------
                                           3,327,658    2,671,880    3,160,554
 Less -- Accumulated depreciation and
  depletion.............................   1,254,859    1,139,898    1,223,808
                                         -----------  -----------  -----------
                                           2,072,799    1,531,982    1,936,746
                                         -----------  -----------  -----------
                                         $ 3,148,191  $ 2,249,748  $ 2,898,640
                                         ===========  ===========  ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
 Accounts payable....................... $   256,107  $   114,162  $   217,184
 Notes payable..........................     176,919      144,031      245,635
 Current portion of long-term debt,
  capital lease obligations and
  redeemable cumulative preferred
  securities............................       5,276        6,671        7,000
 Gas inventory equalization (Note 5)....      84,576       67,808           --
 Federal income, property and other
  taxes payable.........................      75,403       86,541       83,384
 Customer deposits......................      10,875       10,485       11,550
 Other..................................      88,043       67,051       87,575
                                         -----------  -----------  -----------
                                             697,199      496,749      652,328
                                         -----------  -----------  -----------
DEFERRED CREDITS AND OTHER LIABILITIES
 Accumulated deferred income taxes......     144,447      101,698      125,896
 Unamortized investment tax credit......      36,328       38,213       36,797
 Tax benefits amortizable to customers..     114,151      113,344      114,668
 Deferred swap gains and payables (Note
  6)....................................      44,475       28,866       51,923
 Accrued postretirement benefit cost....          --        9,290       15,551
 Accrued environmental costs (Note 7a)..      35,000           --       35,000
 Minority interest......................      18,865       18,478       18,375
 Other..................................      83,518       83,027       93,470
                                         -----------  -----------  -----------
                                             476,784      392,916      491,680
                                         -----------  -----------  -----------
LONG-TERM DEBT, including capital lease
 obligations (Note 3a)..................   1,137,703      601,081      993,407
                                         -----------  -----------  -----------
REDEEMABLE CUMULATIVE PREFERRED
 SECURITIES OF SUBSIDIARIES.............      96,480       96,361       96,449
                                         -----------  -----------  -----------
COMMITMENTS AND CONTINGENCIES (Notes 3b
 and 7)
COMMON SHAREHOLDERS' EQUITY
 Common stock...........................         668          658          664
 Additional paid-in capital.............     456,955      434,476      446,055
 Retained earnings......................     283,046      228,137      218,425
 Unearned compensation..................        (644)        (630)        (368)
                                         -----------  -----------  -----------
                                             740,025      662,641      664,776
                                         -----------  -----------  -----------
                                         $ 3,148,191  $ 2,249,748  $ 2,898,640
                                         ===========  ===========  ===========

The notes to the consolidated financial statements are an integral part of this statement.

                        MCN CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                               THREE MONTHS ENDED        TWELVE MONTHS ENDED
                                    MARCH 31,                 MARCH 31,
                             ------------------------  ------------------------
                                1996         1995         1996         1995
                             -----------  -----------  -----------  -----------
OPERATING REVENUES.........  $   793,218  $   526,088  $ 1,762,362  $ 1,359,146
                             -----------  -----------  -----------  -----------
OPERATING EXPENSES
 Cost of gas...............      512,429      288,295    1,010,327      719,714
 Operation and maintenance.       86,757       87,316      341,962      335,018
 Depreciation, depletion
  and amortization.........       35,438       27,137      122,886      102,140
 Property and other taxes..       21,352       18,108       66,948       61,302
                             -----------  -----------  -----------  -----------
 Total operating expenses..      655,976      420,856    1,542,123    1,218,174
                             -----------  -----------  -----------  -----------
OPERATING INCOME...........      137,242      105,232      220,239      140,972
                             -----------  -----------  -----------  -----------
EQUITY IN EARNINGS OF JOINT
 VENTURES..................        2,523        1,244        6,524        5,935
                             -----------  -----------  -----------  -----------
OTHER INCOME AND
 (DEDUCTIONS)
 Interest income...........        1,545        2,203        7,083        7,777
 Interest on long-term
  debt.....................      (16,139)     (11,315)     (50,450)     (41,381)
 Other interest expense....       (4,101)      (4,084)     (12,066)     (12,509)
 Dividends on preferred
  securities of
  subsidiaries.............       (2,362)      (2,418)      (9,554)      (4,300)
 Minority interest.........         (380)        (564)      (2,307)      (2,682)
 Other.....................       (1,245)      (1,111)      (3,074)      (6,113)
                             -----------  -----------  -----------  -----------
 Total other income and
  (deductions).............      (22,682)     (17,289)     (70,368)     (59,208)
                             -----------  -----------  -----------  -----------
INCOME FROM CONTINUING
 OPERATIONS BEFORE INCOME
 TAXES                           117,083       89,187      156,395       87,699
INCOME TAX PROVISION.......       38,029       28,626       44,733       20,918
                             -----------  -----------  -----------  -----------
INCOME FROM CONTINUING
 OPERATIONS................       79,054       60,561      111,662       66,781
DISCONTINUED OPERATIONS,
 NET OF TAXES (Note 4).....        1,013        1,029        3,571        3,455
                             -----------  -----------  -----------  -----------
NET INCOME.................  $    80,067  $    61,590  $   115,233  $    70,236
                             ===========  ===========  ===========  ===========
EARNINGS PER SHARE
 Continuing Operations.....  $      1.19  $      1.00  $      1.69  $      1.12
 Discontinued Operations
  (Note 4).................          .01          .02          .05          .06
                             -----------  -----------  -----------  -----------
                             $      1.20  $      1.02  $      1.74  $      1.18
                             ===========  ===========  ===========  ===========
AVERAGE COMMON SHARES
 OUTSTANDING...............       66,566       60,595       66,216       59,766
                             ===========  ===========  ===========  ===========
DIVIDENDS DECLARED PER
 SHARE.....................  $     .2325  $     .2225  $     .9100  $     .8750
                             ===========  ===========  ===========  ===========

            CONSOLIDATED STATEMENT OF RETAINED EARNINGS (UNAUDITED)
                                 (IN THOUSANDS)

                               THREE MONTHS ENDED        TWELVE MONTHS ENDED
                                    MARCH 31,                 MARCH 31,
                             ------------------------  ------------------------
                                1996         1995         1996         1995
                             -----------  -----------  -----------  -----------
BALANCE -- Beginning of
 period....................  $   218,425  $   179,862  $   228,137  $   210,014
ADD -- Net income..........       80,067       61,590      115,233       70,236
                             -----------  -----------  -----------  -----------
                                 298,492      241,452      343,370      280,250
DEDUCT -- Cash dividends
 declared on common stock..       15,446       13,315       60,324       52,110
   Other...................           --           --           --            3
                             -----------  -----------  -----------  -----------
BALANCE -- End of period...  $   283,046  $   228,137  $   283,046  $   228,137
                             ===========  ===========  ===========  ===========

   The notes to the consolidated financial statements are an integral part of these statements.

                        MCN CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                         ----------------------
                                                            1996        1995
                                                         ----------  ----------
CASH FLOW FROM OPERATING ACTIVITIES
 Net income............................................  $   80,067  $   61,590
 Adjustments to reconcile net income to net cash
  provided from operating activities
 Depreciation, depletion and amortization
  Per statement of income..............................      35,438      27,137
  Charged to other accounts and discontinued
   operations..........................................       3,606       3,741
 Deferred income taxes, current........................       8,613      (1,880)
 Deferred income taxes and investment tax credit, net..      17,565       6,178
 Other.................................................         199         353
 Changes in assets and liabilities, exclusive of
  changes shown separately.............................     (25,294)     54,227
                                                         ----------  ----------
  Net cash provided from operating activities..........     120,194     151,346
                                                         ----------  ----------
CASH FLOW FROM FINANCING ACTIVITIES
 Notes payable, net....................................     (68,716)    (86,055)
 Common stock dividends paid...........................     (15,446)    (13,315)
 Issuance of common stock..............................       4,378     102,964
 Issuance of long-term debt (Note 3a)..................     199,729          --
 Long-term commercial paper and credit facilities, net.     (59,654)    (80,000)
 Retirement of long-term debt and preferred stock......      (4,497)     (4,671)
 Other.................................................          --        (671)
                                                         ----------  ----------
  Net cash provided from (used for) financing
   activities..........................................      55,794     (81,748)
                                                         ----------  ----------
CASH FLOW FROM INVESTING ACTIVITIES
 Capital expenditures..................................     (89,717)    (74,768)
 Acquisition (Note 2)..................................     (78,620)         --
 Investment in joint ventures..........................         (49)     (1,560)
 Sale of investment in joint ventures..................          --       7,628
 Other.................................................      (1,523)        319
                                                         ----------  ----------
  Net cash used for investing activities...............    (169,909)    (68,381)
                                                         ----------  ----------
NET INCREASE IN CASH AND CASH EQUIVALENTS..............       6,079       1,217
CASH AND CASH EQUIVALENTS, JANUARY 1...................      19,259      11,547
                                                         ----------  ----------
CASH AND CASH EQUIVALENTS, MARCH 31....................  $   25,338  $   12,764
                                                         ==========  ==========
CHANGES IN ASSETS AND LIABILITIES, EXCLUSIVE OF CHANGES
 SHOWN SEPARATELY
 Accounts receivable, net..............................  $ (133,828) $  (53,876)
 Accrued unbilled revenues.............................      19,209      22,730
 Gas in inventory......................................      57,650      72,372
 Deferred/accrued gas cost recovery revenues...........     (35,940)     14,905
 Accounts payable......................................      38,923     (28,485)
 Gas inventory equalization............................      84,576      67,808
 Federal income, property and other taxes payable......      (7,981)       (431)
 Other current assets and liabilities..................      (1,093)    (32,248)
 Deferred assets and liabilities.......................     (46,810)     (8,548)
                                                         ----------  ----------
                                                         $  (25,294) $   54,227
                                                         ==========  ==========
SUPPLEMENTAL DISCLOSURES
 Cash paid (received) during the year for:
 Interest, net of amounts capitalized..................  $   14,256  $    9,416
                                                         ==========  ==========
 Federal income taxes..................................  $       --  $   (1,309)
                                                         ==========  ==========
 Noncash investing activities:
 Property purchased under capital leases...............  $    6,765  $       --
                                                         ==========  ==========
 Land acquired in exchange for note receivable.........  $       --  $    1,480
                                                         ==========  ==========

The notes to the consolidated financial statements are an integral part of this statement.

                       MCN CORPORATION AND SUBSIDIARIES

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL

The accompanying consolidated financial statements should be read in conjunction with MCN's 1995 Annual Report on Form 10-K. Certain reclassifications have been made to the prior year's financial statements to conform with the 1996 presentation. The unaudited information furnished herein, in the opinion of management, reflects all adjustments (consisting of only recurring adjustments or accruals) necessary for a fair presentation of the results of operations during the periods.

Because of seasonal and other factors, revenues, expenses, net income and earnings per share for the interim periods should not be construed as representative of revenues, expenses, net income and earnings per share for all or any part of the balance of the current year or succeeding periods.

2. ACQUISITION

During the first quarter of 1996, MCN acquired a 99% interest in the Dauphin Island Gathering Partnership. The partnership owns a 90 mile gas gathering system in the Mobile Bay area of offshore Alabama. The total cost of the acquisition was $78,620,000 and was accounted for under the purchase method.

3. CAPITALIZATION

  A. LONG-TERM DEBT

  The following long-term debt was issued during the first quarter of 1996 (in thousands):

     ISSUE DATE                   DESCRIPTION                            AMOUNT ISSUED
    ----------------------------------------------------------------------------------
     January 1996          MCNIC Medium-Term Notes
                            5.84%, due February 1999                       $ 80,000
                            6.03%, due February 2001                       $ 60,000
                            6.32%, due February 2003                       $ 60,000
    ----------------------------------------------------------------------------------

  B. PREFERRED REDEEMABLE INCREASED DIVIDEND EQUITY SECURITIES (PRIDES)

  In April 1996, MCN issued 5,865,000 PRIDES yielding 8 3/4% with a stated amount of $23.00 per security. Each security represents a contract to purchase MCN common stock in April 1999 (or earlier under certain circumstances). Proceeds from the issuance totaling approximately $135,000,000 were used to acquire 6.5% U.S. Treasury Notes underlying the security as subsequently discussed. Accordingly, MCN received no cash from issuing the PRIDES.

  Under each security, MCN is obligated to sell and the PRIDES holder is obligated to purchase for $23.00, between .8333 of a share and one share of MCN common stock. The exact number of MCN common shares to be sold is dependent on the market value of a share in April 1999. However, the total number to be sold will not be less than 4,887,500 shares or more than 5,865,000 shares. MCN is also obligated to pay semi-annually to the PRIDES holder a yield enhancement payment at an annual rate of 2 1/4% of the stated amount. MCN has the right to defer the yield enhancement payment in which case MCN cannot declare dividends on its common stock until the yield enhancement payment has been made.

  The Treasury Notes underlying the securities are pledged as collateral to secure the PRIDES holders' obligation to purchase MCN common stock under the stock purchase contract. At maturity, in April 1999, the principal received from the U.S. Treasury Notes will be used to satisfy in full the PRIDES holders' obligation. Neither the PRIDES nor the U.S. Treasury Notes will be included on MCN's Consolidated Statement of Financial Position. However, the issuance of common stock will be reflected when cash proceeds totaling approximately $135,000,000 are received by MCN in April 1999.

4. DISCONTINUED OPERATIONS

In April 1996, MCN announced its intention to sell its computer operations subsidiary, The Genix Group, Inc. (Genix). Accordingly, Genix has been accounted for as a discontinued operation. The disposition is expected to occur in the second quarter of 1996 and result in a gain. The following financial information summarizes Genix's operations:

                                      QUARTER              TWELVE MONTHS
                               ----------------------  -----------------------
                                  1996        1995        1996         1995
                               ----------  ----------  -----------  ----------
(in Thousands)
OPERATING REVENUES
 Non-affiliates............... $   24,842  $   21,915  $    92,834  $   78,067
 Affiliates...................      3,751       3,800       15,205      15,755
                               ----------  ----------  -----------  ----------
                                   28,593      25,715      108,039      93,822
                               ----------  ----------  -----------  ----------
OPERATING EXPENSES............     26,086      23,438       99,813      86,308
                               ----------  ----------  -----------  ----------
OPERATING INCOME..............      2,507       2,277        8,226       7,514
                               ----------  ----------  -----------  ----------
OTHER INCOME AND (DEDUCTIONS)
 Interest expense --
  affiliate...................       (497)       (400)      (2,185)     (1,466)
 Other........................       (232)         (4)          73         257
                               ----------  ----------  -----------  ----------
                                     (729)       (404)      (2,112)     (1,209)
                               ----------  ----------  -----------  ----------
INCOME BEFORE INCOME TAXES....      1,778       1,873        6,114       6,305
INCOME TAX PROVISION..........        765         844        2,543       2,850
                               ----------  ----------  -----------  ----------
NET INCOME.................... $    1,013  $    1,029  $     3,571  $    3,455
                               ==========  ==========  ===========  ==========
                                                             MARCH 31,
                                                       -----------------------
                                                          1996         1995
(in Thousands)                                         -----------  ----------
ASSETS
 Accounts receivable, net...........................   $    26,824  $   20,580
 Property, plant and equipment, net.................        34,787      28,068
 Other..............................................        18,075      19,508
                                                       -----------  ----------
                                                       $    79,686  $   68,156
                                                       ===========  ==========
LIABILITIES
 Accounts payable...................................   $     7,767  $    7,328
 Notes payable -- affiliate.........................        34,071      31,607
 Other..............................................        15,861       8,651
                                                       -----------  ----------
                                                       $    57,699  $   47,586
                                                       ===========  ==========

Related party transactions between Genix and other MCN companies are included in the individual captions of the Consolidated Statement of Income as components of both continuing and discontinued operations.

5. GAS IN INVENTORY

Inventory gas is priced on a last-in, first-out (LIFO) basis. In anticipation that interim inventory reductions will be replaced prior to year end, the cost of gas for net withdrawals from inventory is generally recorded at the estimated average purchase rate for the calendar year. The excess of these charges over the LIFO cost is credited to the gas inventory equalization account. During interim periods when there are net injections to inventory, the equalization account is reversed. Approximately 23.8 billion cubic feet
(Bcf) and 42.8 Bcf of gas was in inventory at March 31, 1996 and 1995, respectively.

6. ACCOUNTING FOR COMMODITY SWAP AGREEMENTS

As discussed in MCN's 1995 Annual Report on Form 10-K, MCN manages commodity price risk through the use of various derivative instruments and limits the use of such instruments to hedging activities. If MCN did not use derivative instruments, its exposure to such risk would be higher. Although this strategy reduces risk, it also limits potential gains from favorable changes in commodity prices. Natural gas and oil swap agreements are used to manage exposure to the risk of market price fluctuations on gas sale contracts, and gas and oil production. Market value changes of swap contracts are deferred and recorded as a deferred gain or deferred loss until the hedged transaction is completed, at which time the realized gain or loss is included as an adjustment to revenues. The offset to the unrealized losses is recorded as deferred payables and the offset to the unrealized gains is recorded as deferred receivables.

The following assets and liabilities related to the use of gas and oil swap agreements are reflected in the Consolidated Statement of Financial Position:

                                                    MARCH 31,       DECEMBER 31,
                                              --------------------- ------------
                                                 1996       1995        1995
(in Thousands)                                ---------- ---------- ------------
DEFERRED SWAP LOSSES AND RECEIVABLES
 Unrealized losses........................... $   31,108 $   31,242  $   18,084
 Deferred receivables........................     16,027         --      37,345
                                              ---------- ----------  ----------
                                                  47,135     31,242      55,429
 Less -- Current portion.....................         --         --         622
                                              ---------- ----------  ----------
                                              $   47,135 $   31,242  $   54,807
                                              ========== ==========  ==========
DEFERRED SWAP GAINS AND PAYABLES
 Unrealized gains............................ $   13,773 $       --  $   35,514
 Deferred payables...........................     38,855     37,244      25,532
                                              ---------- ----------  ----------
                                                  52,628     37,244      61,046
 Less -- Current portion.....................      8,153      8,378       9,123
                                              ---------- ----------  ----------
                                              $   44,475 $   28,866  $   51,923
                                              ========== ==========  ==========

7. COMMITMENTS AND CONTINGENCIES

  A. ENVIRONMENTAL MATTERS

  As discussed in MCN's 1995 Annual Report on Form 10-K, MCN accrued an additional environmental remediation liability and corresponding regulatory asset of $35,000,000 in the fourth quarter of 1995. MCN has notified current and former insurance carriers of the environmental conditions and is pursuing its claims against these carriers. In the first quarter of 1996, MCN received its first settlements from insurance carriers and expects additional insurance recoveries over the next several years. At March 31, 1996, the reserve balance is approximately $38,400,000, of which $3,400,000 is classified as current.

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

8. ACCOUNTING PRONOUNCEMENT

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" in October 1995. The statement requires certain disclosures about stock-based employee compensation and encourages, but does not require, a fair-value-based method of accounting for such compensation. MCN is currently evaluating whether to adopt the fair-value-based method of accounting and its impacts.

9. CONSOLIDATING FINANCIAL STATEMENTS

Debt securities issued by MCNIC are subject to a support agreement between MCN and MCNIC, under which MCN has committed to make payments of interest and principal on MCNIC's securities in the event of failure to pay by MCNIC. Under the terms of the support agreement, the assets of MCN, other than MichCon, and any cash dividends paid to MCN by any of its subsidiaries are available as recourse to holders of MCNIC's securities. The carrying value of MCN's assets on an unconsolidated basis, primarily investments in its subsidiaries other than MichCon, is $289,956,000 at March 31, 1996.

The following MCN consolidating financial statements are presented and include separately MCNIC, MichCon and MCN and other subsidiaries. MCN has determined that separate financial statements and other disclosures concerning MCNIC are not material to investors. The other MCN subsidiaries represent Citizens Gas Fuel Company, Blue Lake Holdings, Inc. and MCN Michigan Limited Partnership.

                        MCN CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) CONSOLIDATING STATEMENT OF FINANCIAL POSITION (UNAUDITED)
                                 (IN THOUSANDS)

                            MCN AND
                             OTHER                              ELIMINATIONS AND  CONSOLIDATED
                          SUBSIDIARIES     MCNIC      MICHCON   RECLASSIFICATIONS    TOTALS
                          ------------  ----------- ----------- ----------------- ------------
                                                    MARCH 31, 1996
                          --------------------------------------------------------------------
ASSETS
CURRENT ASSETS
 Cash and cash
  equivalents, at cost..  $        25   $    15,759 $     9,554    $        --    $    25,338
 Accounts receivable....        7,098       194,193     280,734        (11,513)       470,512
 Less -- Allowance for
  doubtful accounts.....           79           626      17,064             --         17,769
                          -----------   ----------- -----------    -----------    -----------
 Accounts receivable,
  net...................        7,019       193,567     263,670        (11,513)       452,743
 Accrued unbilled
  revenue...............          819            --      72,382             --         73,201
 Accrued gas cost
  recovery revenues.....           --            --      35,362             --         35,362
 Gas in inventory.......           --           447      13,665              1         14,113
 Property taxes assessed
  applicable to future
  periods...............          148         1,777      47,062             --         48,987
 Gas receivable.........           --        13,541      12,783             --         26,324
 Other..................        1,661        22,665      23,818        (16,485)        31,659
                          -----------   ----------- -----------    -----------    -----------
                                9,672       247,756     478,296        (27,997)       707,727
                          -----------   ----------- -----------    -----------    -----------
DEFERRED CHARGES AND
 OTHER ASSETS
 Investments in and
  advances to joint
  ventures and
  subsidiaries..........      846,439        99,109      20,043       (837,764)       127,827
 Deferred swap losses
  and receivables.......           --        47,135          --             --         47,135
 Deferred postretirement
  benefit cost..........          728            --      11,582             --         12,310
 Deferred environmental
  costs.................        3,000            --      28,016             --         31,016
 Prepaid benefit costs..           --            --      48,896         (5,135)        43,761
 Other..................        8,529        48,638      47,934            515        105,616
                          -----------   ----------- -----------    -----------    -----------
                              858,696       194,882     156,471       (842,384)       367,665
                          -----------   ----------- -----------    -----------    -----------
PROPERTY, PLANT AND
 EQUIPMENT, at cost.....       28,592       798,302   2,500,764             --      3,327,658
 Less -- Accumulated
  depreciation and
  depletion.............       10,192        67,083   1,177,584             --      1,254,859
                          -----------   ----------- -----------    -----------    -----------
                               18,400       731,219   1,323,180             --      2,072,799
                          -----------   ----------- -----------    -----------    -----------
                          $   886,768   $ 1,173,857 $ 1,957,947    $  (870,381)   $ 3,148,191
                          ===========   =========== ===========    ===========    ===========
LIABILITIES AND
 SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
 Accounts payable.......  $     4,169   $   145,833 $   117,060    $   (10,955)   $   256,107
 Notes payable..........           --        32,000     144,919             --        176,919
 Current portion of
  long-term debt,
  capital lease
  obligations and
  redeemable cumulative
  preferred securities..           55         2,077       3,143              1          5,276
 Gas inventory
  equalization..........           --         2,183      82,393             --         84,576
 Federal income,
  property and other
  taxes payable.........        4,409         3,331      82,048       (14,385)         75,403
 Customer deposits......           19            38      10,818             --         10,875
 Other..................        2,840        11,936      75,365         (2,098)        88,043
                          -----------   ----------- -----------    -----------    -----------
                               11,492       197,398     515,746        (27,437)       697,199
                          -----------   ----------- -----------    -----------    -----------
DEFERRED CREDITS AND
 OTHER LIABILITIES
 Accumulated deferred
  income taxes..........         (769)       63,386      81,830             --        144,447
 Unamortized investment
  tax credit............          353            --      35,975             --         36,328
 Tax benefits
  amortizable to
  customers.............          183            --     113,968             --        114,151
 Deferred swap gains and
  payables..............           --        44,475          --             --         44,475
 Accrued postretirement
  benefit cost..........        2,230         1,234          --         (3,464)            --
 Accrued environmental
  costs.................        3,000            --      32,000             --         35,000
 Minority interest......           --         1,060      17,805             --         18,865
 Other..................       17,747        11,005      56,438         (1,672)        83,518
                          -----------   ----------- -----------    -----------    -----------
                               22,744       121,160     338,016         (5,136)       476,784
                          -----------   ----------- -----------    -----------    -----------
LONG-TERM DEBT,
 including capital lease
 obligations............          420       604,562     532,720              1      1,137,703
                          -----------   ----------- -----------    -----------    -----------
REDEEMABLE CUMULATIVE
 PREFERRED SECURITIES OF
 SUBSIDIARIES...........       96,480            --          --             --         96,480
                          -----------   ----------- -----------    -----------    -----------
COMMON SHAREHOLDERS'
 EQUITY
 Common stock...........          668             5      10,300        (10,305)           668
 Additional paid-in
  capital...............      463,184       189,679     230,399       (426,307)       456,955
 Retained earnings......      292,424        61,053     330,766       (401,197)       283,046
 Unearned compensation..         (644)           --          --             --           (644)
                          -----------   ----------- -----------    -----------    -----------
                              755,632       250,737     571,465       (837,809)       740,025
                          -----------   ----------- -----------    -----------    -----------
                          $   886,768   $ 1,173,857 $ 1,957,947    $  (870,381)   $ 3,148,191
                          ===========   =========== ===========    ===========    ===========

                        MCN CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) CONSOLIDATING STATEMENT OF FINANCIAL POSITION (UNAUDITED)
                                 (IN THOUSANDS)

                            MCN AND
                             OTHER                                ELIMINATIONS AND  CONSOLIDATED
                          SUBSIDIARIES     MCNIC       MICHCON    RECLASSIFICATIONS    TOTALS
                          ------------  ------------ ------------ ----------------- ------------
                                                     MARCH 31, 1995
                          ----------------------------------------------------------------------
ASSETS
CURRENT ASSETS
 Cash and cash
  equivalents, at cost..  $        102  $      5,729 $      6,933   $         --    $     12,764
 Accounts receivable....         4,692        78,489      214,758         (8,688)        289,251
 Less -- Allowance for
  doubtful accounts.....            81           820       20,816           (500)         21,217
                          ------------  ------------ ------------   ------------    ------------
 Accounts receivable,
  net...................         4,611        77,669      193,942         (8,188)        268,034
 Accrued unbilled
  revenue...............           791            --       59,532             --          60,323
 Gas in inventory.......            --        30,366       28,911             --          59,277
 Property taxes assessed
  applicable to future
  periods...............           111         2,003       41,850             --          43,964
 Gas receivable.........            --        22,779        5,626             --          28,405
 Other..................         1,671         8,646       18,888         (2,488)         26,717
                          ------------  ------------ ------------   ------------    ------------
                                 7,286       147,192      355,682        (10,676)        499,484
                          ------------  ------------ ------------   ------------    ------------
DEFERRED CHARGES AND
 OTHER ASSETS
 Investments in and
  advances to joint
  ventures and
  subsidiaries..........       765,963        42,205       20,535       (764,501)         64,202
 Deferred swap losses
  and receivables.......            --        31,242           --             --          31,242
 Deferred postretirement
  benefit cost..........           772            --       19,095             --          19,867
 Prepaid benefit costs..           834           467       11,224             --          12,525
 Other..................         8,333        42,051       39,833            229          90,446
                          ------------  ------------ ------------   ------------    ------------
                               775,902       115,965       90,687       (764,272)        218,282
                          ------------  ------------ ------------   ------------    ------------
PROPERTY, PLANT AND
 EQUIPMENT, at cost.....        24,035       433,682    2,214,163             --       2,671,880
 Less -- Accumulated
  depreciation and
  depletion.............         8,531        38,870    1,092,497             --       1,139,898
                          ------------  ------------ ------------   ------------    ------------
                                15,504       394,812    1,121,666             --       1,531,982
                          ------------  ------------ ------------   ------------    ------------
                          $    798,692  $    657,969 $  1,568,035   $   (774,948)   $  2,249,748
                          ============  ============ ============   ============    ============
LIABILITIES AND
 SHAREHOLDERS' EQUITY
 CURRENT LIABILITIES
 Accounts payable.......  $        880  $     51,750 $     69,487   $     (7,955)   $    114,162
 Notes payable..........            --        64,350       79,681             --         144,031
 Current portion of
  long-term debt,
  capital lease
  obligations and
  redeemable cumulative
  preferred securities..           485         2,313        3,873             --           6,671
 Gas inventory
  equalization..........             2            --       67,806             --          67,808
 Federal income,
  property and other
  taxes payable.........         1,171         3,325       84,533         (2,488)         86,541
 Customer deposits......            18            --       10,467             --          10,485
 Other..................         3,550         4,373       59,132             (4)         67,051
                          ------------  ------------ ------------   ------------    ------------
                                 6,106       126,111      374,979        (10,447)        496,749
                          ------------  ------------ ------------   ------------    ------------
DEFERRED CREDITS AND
 OTHER LIABILITIES
 Accumulated deferred
  income taxes..........          (184)       40,574       61,308             --         101,698
 Unamortized investment
  tax credit............           383            --       37,830             --          38,213
 Tax benefits
  amortizable to
  customers.............           165            --      113,179             --         113,344
 Deferred swap gains and
  payables..............            --        28,866           --             --          28,866
 Accrued postretirement
  benefit cost..........         2,694            --        6,596             --           9,290
 Accrued environmental
  costs.................            --            --           --             --              --
 Minority interest......            --        18,478           --             --          18,478
 Other..................        14,086         9,525       59,416             --          83,027
                          ------------  ------------ ------------   ------------    ------------
                                17,144        97,443      278,329             --         392,916
                          ------------  ------------ ------------   ------------    ------------
LONG-TERM DEBT,
 including capital lease
 obligations............           474       152,749      447,858             --         601,081
                          ------------  ------------ ------------   ------------    ------------
REDEEMABLE CUMULATIVE
 PREFERRED SECURITIES OF
 SUBSIDIARIES...........        96,361            --           --             --          96,361
                          ------------  ------------ ------------   ------------    ------------
COMMON SHAREHOLDERS'
 EQUITY
 Common stock...........           658             5       10,300        (10,305)            658
 Additional paid-in
  capital...............       443,296       248,367      204,777       (461,964)        434,476
 Retained earnings......       235,283        33,294      251,792       (292,232)        228,137
 Unearned compensation..          (630)           --           --             --            (630)
                          ------------  ------------ ------------   ------------    ------------
                               678,607       281,666      466,869       (764,501)        662,641
                          ------------  ------------ ------------   ------------    ------------
                          $    798,692  $    657,969 $  1,568,035   $   (774,948)   $  2,249,748
                          ============  ============ ============   ============    ============

                        MCN CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) CONSOLIDATING STATEMENT OF FINANCIAL POSITION (UNAUDITED)
                                 (IN THOUSANDS)

                            MCN AND
                             OTHER                                ELIMINATIONS AND  CONSOLIDATED
                          SUBSIDIARIES     MCNIC       MICHCON    RECLASSIFICATIONS    TOTALS
                          ------------  ------------ ------------ ----------------- ------------
                                                    DECEMBER 31, 1995
                          ----------------------------------------------------------------------
ASSETS
CURRENT ASSETS
 Cash and cash
  equivalents, at cost..  $        168  $     10,622 $      8,469   $         --    $     19,259
 Accounts receivable....         4,934       147,510      188,353         (9,087)        331,710
 Less -- Allowance for
  doubtful accounts.....            70           445       13,250             --          13,765
                          ------------  ------------ ------------   ------------    ------------
 Accounts receivable,
  net...................         4,864       147,065      175,103         (9,087)        317,945
 Accrued unbilled
  revenue...............         1,276            --       91,134             --          92,410
 Gas in inventory.......            --        31,572       40,191             --          71,763
 Property taxes assessed
  applicable to future
  periods...............           176         3,508       56,949             --          60,633
 Gas receivable.........            --         4,995       14,242             29          19,266
 Other..................           596        25,422       18,256        (10,054)         34,220
                          ------------  ------------ ------------   ------------    ------------
                                 7,080       223,184      404,344        (19,112)        615,496
                          ------------  ------------ ------------   ------------    ------------
DEFERRED CHARGES AND
 OTHER ASSETS
 Investments in and
  advances to joint
  ventures and
  subsidiaries..........       773,344       100,483       20,318       (765,119)        129,026
 Deferred swap losses
  and receivables.......            --        54,807           --             --          54,807
 Deferred postretirement
  benefit cost..........           740            --       12,372             --          13,112
 Deferred environmental
  costs.................         3,000            --       32,000             --          35,000
 Prepaid benefit costs..            --            --       25,438         (1,611)         23,827
 Other..................         7,501        39,949       42,061          1,115          90,626
                          ------------  ------------ ------------   ------------    ------------
                               784,585       195,239      132,189       (765,615)        346,398
                          ------------  ------------ ------------   ------------    ------------
PROPERTY, PLANT AND
 EQUIPMENT, at cost.....        27,784       719,650    2,413,120             --       3,160,554
 Less -- Accumulated
  depreciation and
  depletion.............         9,732        62,916    1,151,160             --       1,223,808
                          ------------  ------------ ------------   ------------    ------------
                                18,052       656,734    1,261,960             --       1,936,746
                          ------------  ------------ ------------   ------------    ------------
                          $    809,717  $  1,075,157 $  1,798,493   $   (784,727)   $  2,898,640
                          ============  ============ ============   ============    ============
LIABILITIES AND
 SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
 Accounts payable.......  $      4,489  $    112,630 $    108,208   $     (8,143)   $    217,184
 Notes payable..........            --        49,000      196,635             --         245,635
 Current portion of
  long-term debt,
  capital lease
  obligations and
  redeemable cumulative
  preferred securities..            55         2,976        3,969             --           7,000
 Federal income,
  property and other
  taxes payable.........         1,372         6,180       85,195         (9,363)         83,384
 Customer deposits......            19            --       11,531             --          11,550
 Other..................         2,935        20,715       64,587           (662)         87,575
                          ------------  ------------ ------------   ------------    ------------
                                 8,870       191,501      470,125        (18,168)        652,328
                          ------------  ------------ ------------   ------------    ------------
DEFERRED CREDITS AND
 OTHER LIABILITIES
 Accumulated deferred
  income taxes..........          (590)       65,341       61,146             (1)        125,896
 Unamortized investment
  tax credit............           360            --       36,437             --          36,797
 Tax benefits
  amortizable to
  customers.............           181            --      114,487             --         114,668
 Deferred swap gains and
  payables..............            --        51,923           --             --          51,923
 Accrued postretirement
  benefit cost..........         2,177           713       12,661             --          15,551
 Accrued environmental
  costs.................         3,000            --       32,000             --          35,000
 Minority interest......            --        18,375           --             --          18,375
 Other..................        18,175        11,546       65,252         (1,503)         93,470
                          ------------  ------------ ------------   ------------    ------------
                                23,303       147,898      321,983         (1,504)        491,680
                          ------------  ------------ ------------   ------------    ------------
LONG-TERM DEBT,
 including capital lease
 obligations............           420       476,424      516,564             (1)        993,407
                          ------------  ------------ ------------   ------------    ------------
REDEEMABLE CUMULATIVE
 PREFERRED SECURITIES OF
 SUBSIDIARIES...........        96,449            --           --             --          96,449
                          ------------  ------------ ------------   ------------    ------------
COMMON SHAREHOLDERS'
 EQUITY
 Common stock...........           664             5       10,300        (10,305)            664
 Additional paid-in
  capital...............       453,220       207,103      211,777       (426,045)        446,055
 Retained earnings......       227,159        52,226      267,744       (328,704)        218,425
 Unearned compensation..          (368)           --           --             --            (368)
                          ------------  ------------ ------------   ------------    ------------
                               680,675       259,334      489,821       (765,054)        664,776
                          ------------  ------------ ------------   ------------    ------------
                          $    809,717  $  1,075,157 $  1,798,493   $   (784,727)   $  2,898,640
                          ============  ============ ============   ============    ============

                        MCN CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 CONSOLIDATING STATEMENTS OF INCOME (UNAUDITED)
                                 (IN THOUSANDS)

                            MCN AND
                             OTHER                                 ELIMINATIONS AND  CONSOLIDATED
                          SUBSIDIARIES     MCNIC        MICHCON    RECLASSIFICATIONS    TOTALS
                          ------------  ------------  -----------  ----------------- ------------
                                           THREE MONTHS ENDED MARCH 31, 1996
                          -----------------------------------------------------------------------
OPERATING REVENUES......  $      7,207  $    259,949  $   531,392    $     (5,330)   $    793,218
                          ------------  ------------  -----------    ------------    ------------
OPERATING EXPENSES
 Cost of gas............         3,771       213,623      298,716          (3,681)        512,429
 Operation and
  maintenance...........           186        19,449       68,771          (1,649)         86,757
 Depreciation, depletion
  and amortization......           468        10,577       24,393              --          35,438
 Property and other
  taxes.................           561         2,562       18,608            (379)         21,352
                          ------------  ------------  -----------    ------------    ------------
 Total operating
 expenses...............         4,986       246,211      410,488          (5,709)        655,976
                          ------------  ------------  -----------    ------------    ------------
OPERATING INCOME........         2,221        13,738      120,904             379         137,242
                          ------------  ------------  -----------    ------------    ------------
EQUITY IN EARNINGS OF
 JOINT VENTURES AND
 SUBSIDIARIES...........        79,842         1,940          235         (79,494)          2,523
                          ------------  ------------  -----------    ------------    ------------
OTHER INCOME AND
 (DEDUCTIONS)
 Interest income........         2,400           930          585          (2,370)          1,545
 Interest on long-term
  debt..................           (10)       (6,361)      (9,768)             --         (16,139)
 Other interest expense.           (14)       (3,622)      (2,835)          2,370          (4,101)
 Dividends on preferred
  securities of
  subsidiaries..........            --            --           --          (2,362)         (2,362)
 Minority interest......            --           (32)        (348)             --            (380)
 Other..................          (288)         (287)        (296)           (374)         (1,245)
                          ------------  ------------  -----------    ------------    ------------
 Total other income and
  (deductions)..........         2,088        (9,372)     (12,662)         (2,736)        (22,682)
                          ------------  ------------  -----------    ------------    ------------
INCOME FROM CONTINUING
 OPERATIONS BEFORE
 INCOME TAXES...........        84,151         6,306      108,477         (81,851)        117,083
INCOME TAX PROVISION
 (BENEFIT)..............         1,100        (1,508)      38,437              --          38,029
                          ------------  ------------  -----------    ------------    ------------
INCOME FROM CONTINUING
 OPERATIONS.............        83,051         7,814       70,040         (81,851)         79,054
DISCONTINUED OPERATIONS,
 NET OF TAXES...........            --         1,013           --              --           1,013
                          ------------  ------------  -----------    ------------    ------------
NET INCOME..............        83,051         8,827       70,040         (81,851)         80,067
DIVIDENDS ON PREFERRED
 SECURITIES.............         2,344            --           18          (2,362)             --
                          ------------  ------------  -----------    ------------    ------------
NET INCOME AVAILABLE FOR
 COMMON STOCK...........  $     80,707  $      8,827  $    70,022    $    (79,489)   $     80,067
                          ============  ============  ===========    ============    ============
                                           THREE MONTHS ENDED MARCH 31, 1995
                          -----------------------------------------------------------------------
OPERATING REVENUES......  $      5,976  $    103,995  $   421,812    $     (5,695)   $    526,088
                          ------------  ------------  -----------    ------------    ------------
OPERATING EXPENSES
 Cost of gas............         2,728        78,124      210,137          (2,694)        288,295
 Operation and
  maintenance...........           697        12,291       77,329          (3,001)         87,316
 Depreciation, depletion
  and amortization......           380         4,606       22,151              --          27,137
 Property and other
  taxes.................           476         1,130       16,502              --          18,108
                          ------------  ------------  -----------    ------------    ------------
 Total operating
 expenses...............         4,281        96,151      326,119          (5,695)        420,856
                          ------------  ------------  -----------    ------------    ------------
OPERATING INCOME........         1,695         7,844       95,693              --         105,232
                          ------------  ------------  -----------    ------------    ------------
EQUITY IN EARNINGS OF
 JOINT VENTURES AND
 SUBSIDIARIES...........        61,469           660          224         (61,109)          1,244
                          ------------  ------------  -----------    ------------    ------------
OTHER INCOME AND
 (DEDUCTIONS)
 Interest income........         2,492           972          938          (2,199)          2,203
 Interest on long-term
  debt..................           (21)       (3,041)      (8,253)             --         (11,315)
 Other interest expense.           (22)       (3,461)      (2,972)          2,371          (4,084)
 Dividends on preferred
  securities of
  subsidiaries..........            --            --           --          (2,418)         (2,418)
 Minority interest......            --          (564)          --              --            (564)
 Other..................            --          (203)        (738)           (170)         (1,111)
                          ------------  ------------  -----------    ------------    ------------
 Total other income and
  (deductions)..........         2,449        (6,297)     (11,025)         (2,416)        (17,289)
                          ------------  ------------  -----------    ------------    ------------
INCOME FROM CONTINUING
 OPERATIONS BEFORE
 INCOME TAXES...........        65,613         2,207       84,892         (63,525)         89,187
INCOME TAX PROVISION
 (BENEFIT)..............         1,009        (1,665)      29,282              --          28,626
                          ------------  ------------  -----------    ------------    ------------
INCOME FROM CONTINUING
OPERATIONS..............        64,604         3,872       55,610         (63,525)         60,561
DISCONTINUED OPERATIONS,
 NET OF TAXES...........            --         1,029           --              --           1,029
                          ------------  ------------  -----------    ------------    ------------
NET INCOME..............        64,604         4,901       55,610         (63,525)         61,590
DIVIDENDS ON PREFERRED
 SECURITIES.............         2,344            --           74          (2,418)             --
                          ------------  ------------  -----------    ------------    ------------
NET INCOME AVAILABLE FOR
 COMMON STOCK...........  $     62,260  $      4,901  $    55,536    $    (61,107)   $     61,590
                          ============  ============  ===========    ============    ============

                        MCN CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 CONSOLIDATING STATEMENTS OF INCOME (UNAUDITED)
                                 (IN THOUSANDS)

                            MCN AND
                             OTHER                                  ELIMINATIONS AND  CONSOLIDATED
                          SUBSIDIARIES     MCNIC        MICHCON     RECLASSIFICATIONS    TOTALS
                          ------------  ------------  ------------  ----------------- ------------
                                           TWELVE MONTHS ENDED MARCH 31, 1996
                          ------------------------------------------------------------------------
OPERATING REVENUES......  $     16,393  $    567,653  $  1,190,393    $    (12,077)   $  1,762,362
                          ------------  ------------  ------------    ------------    ------------
OPERATING EXPENSES
 Cost of gas............         8,494       437,772       572,541          (8,480)      1,010,327
 Operation and
  maintenance...........         3,516        56,177       285,866          (3,597)        341,962
 Depreciation, depletion
  and amortization......         1,759        29,757        91,370              --         122,886
 Property and other
  taxes.................         1,415         6,794        59,118            (379)         66,948
                          ------------  ------------  ------------    ------------    ------------
 Total operating
  expenses..............        15,184       530,500     1,008,895         (12,456)      1,542,123
                          ------------  ------------  ------------    ------------    ------------
OPERATING INCOME........         1,209        37,153       181,498             379         220,239
                          ------------  ------------  ------------    ------------    ------------
EQUITY IN EARNINGS OF
 JOINT VENTURES AND
 SUBSIDIARIES...........       117,124         4,580           750        (115,930)          6,524
                          ------------  ------------  ------------    ------------    ------------
OTHER INCOME AND
 (DEDUCTIONS)
 Interest income........         9,593         3,509         3,630          (9,649)          7,083
 Interest on long-term
  debt..................           (65)      (13,050)      (37,335)             --         (50,450)
 Other interest expense.           (45)      (14,582)       (6,916)          9,477         (12,066)
 Dividends on preferred
  securities of
  subsidiaries..........            --            --            --          (9,554)         (9,554)
 Minority interest......            --        (1,959)         (348)             --          (2,307)
 Other..................         1,195           902        (4,967)           (204)         (3,074)
                          ------------  ------------  ------------    ------------    ------------
 Total other income and
  (deductions)..........        10,678       (25,180)      (45,936)         (9,930)        (70,368)
                          ------------  ------------  ------------    ------------    ------------
INCOME FROM CONTINUING
 OPERATIONS BEFORE
 INCOME TAXES...........       129,011        16,553       136,312        (125,481)        156,395
INCOME TAX PROVISION
 (BENEFIT)..............         2,209        (7,635)       50,159              --          44,733
                          ------------  ------------  ------------    ------------    ------------
INCOME FROM CONTINUING
 OPERATIONS.............       126,802        24,188        86,153        (125,481)        111,662
DISCONTINUED OPERATIONS,
 NET OF TAXES...........            --         3,571            --              --           3,571
                          ------------  ------------  ------------    ------------    ------------
NET INCOME..............       126,802        27,759        86,153        (125,481)        115,233
DIVIDENDS ON PREFERRED
 SECURITIES.............         9,375            --           179          (9,554)             --
                          ------------  ------------  ------------    ------------    ------------
NET INCOME AVAILABLE FOR
 COMMON STOCK...........  $    117,427  $     27,759  $     85,974    $   (115,927)   $    115,233
                          ============  ============  ============    ============    ============
                                           TWELVE MONTHS ENDED MARCH 31, 1995
                          ------------------------------------------------------------------------
OPERATING REVENUES......  $     13,890  $    357,810  $    999,134    $    (11,688)   $  1,359,146
                          ------------  ------------  ------------    ------------    ------------
OPERATING EXPENSES
 Cost of gas............         6,550       279,607       439,440          (5,883)        719,714
 Operation and
  maintenance...........         1,077        35,507       304,294          (5,860)        335,018
 Depreciation, depletion
  and amortization......         1,397        15,552        85,191              --         102,140
 Property and other
  taxes.................         1,278         4,073        55,951              --          61,302
                          ------------  ------------  ------------    ------------    ------------
 Total operating
  expenses..............        10,302       334,739       884,876         (11,743)      1,218,174
                          ------------  ------------  ------------    ------------    ------------
OPERATING INCOME........         3,588        23,071       114,258              55         140,972
                          ------------  ------------  ------------    ------------    ------------
EQUITY IN EARNINGS OF
 JOINT VENTURES AND
 SUBSIDIARIES...........        73,292         3,499           831         (71,687)          5,935
                          ------------  ------------  ------------    ------------    ------------
OTHER INCOME AND
 (DEDUCTIONS)
 Interest income........         4,154         3,769         3,610          (3,756)          7,777
 Interest on long-term
  debt..................          (128)      (11,593)      (29,660)             --         (41,381)
 Other interest expense.          (132)       (6,481)       (9,826)          3,930         (12,509)
 Dividends on preferred
  securities of
  subsidiaries..........            --            --            --          (4,300)         (4,300)
 Minority interest......            --        (2,682)           --              --          (2,682)
 Other..................        (1,348)          213        (4,750)           (228)         (6,113)
                          ------------  ------------  ------------    ------------    ------------
 Total other income and
  (deductions)..........         2,546       (16,774)      (40,626)         (4,354)        (59,208)
                          ------------  ------------  ------------    ------------    ------------
INCOME FROM CONTINUING
 OPERATIONS BEFORE
 INCOME TAXES...........        79,426         9,796        74,463         (75,986)         87,699
INCOME TAX PROVISION
 (BENEFIT)..............         2,337        (5,366)       23,947              --          20,918
                          ------------  ------------  ------------    ------------    ------------
INCOME FROM CONTINUING
 OPERATIONS.............        77,089        15,162        50,516         (75,986)         66,781
DISCONTINUED OPERATIONS,
 NET OF TAXES...........            --         3,455            --              --           3,455
                          ------------  ------------  ------------    ------------    ------------
NET INCOME..............        77,089        18,617        50,516         (75,986)         70,236
DIVIDENDS ON PREFERRED
 SECURITIES.............         3,881            --           419          (4,300)             --
                          ------------  ------------  ------------    ------------    ------------
NET INCOME AVAILABLE FOR
 COMMON STOCK...........  $     73,208  $     18,617  $     50,097    $    (71,686)   $     70,236
                          ============  ============  ============    ============    ============

                        MCN CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONCLUDED)
          CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                              MCN
                           AND OTHER                              ELIMINATIONS AND  CONSOLIDATED
                          SUBSIDIARIES     MCNIC       MICHCON    RECLASSIFICATIONS    TOTALS
                          ------------  -----------  -----------  ----------------- ------------
                                           THREE MONTHS ENDED MARCH 31, 1996
                          ----------------------------------------------------------------------
NET CASH FLOW FROM
 OPERATING ACTIVITIES...  $    16,019   $    20,093  $    94,296     $   (10,214)   $   120,194
                          -----------   -----------  -----------     -----------    -----------
CASH FLOW FROM FINANCING
 ACTIVITIES
 Notes payable, net.....           --       (17,000)     (51,716)             --        (68,716)
 Capital contributions
  received from
  (distributions paid
  to) affiliates, net...         (830)         (524)       1,614            (260)            --
 Common stock dividends
  paid..................      (15,446)           --       (7,000)          7,000        (15,446)
 Preferred securities
  dividends paid........       (2,344)           --          (54)          2,398             --
 Issuance of common
  stock.................        4,378            --           --              --          4,378
 Issuance of long-term
  debt..................           --       199,729           --              --        199,729
 Long-term commercial
  paper and credit
  facilities, net.......           --       (59,654)          --              --        (59,654)
 Retirement of long-term
  debt and preferred
  securities............           --          (526)      (3,974)              3         (4,497)
                          -----------   -----------  -----------     -----------    -----------
 Net cash provided from
  (used for) financing
  activities............      (14,242)      122,025      (61,130)          9,141         55,794
                          -----------   -----------  -----------     -----------    -----------
CASH FLOW FROM INVESTING
 ACTIVITIES
 Capital expenditures...         (956)      (59,145)     (29,616)             --        (89,717)
 Acquisition............           --       (78,620)          --              --        (78,620)
 Investment in joint
  ventures and
  subsidiaries..........       (1,090)          (32)         (17)          1,090            (49)
 Other..................          126           816       (2,448)            (17)        (1,523)
                          -----------   -----------  -----------     -----------    -----------
 Net cash used for
  investing activities..       (1,920)     (136,981)     (32,081)          1,073       (169,909)
                          -----------   -----------  -----------     -----------    -----------
NET INCREASE (DECREASE)
 IN CASH AND CASH
 EQUIVALENTS............         (143)        5,137        1,085              --          6,079
CASH AND CASH
 EQUIVALENTS, JANUARY 1.          168        10,622        8,469              --         19,259
                          -----------   -----------  -----------     -----------    -----------
CASH AND CASH
 EQUIVALENTS, MARCH 31..  $        25   $    15,759  $     9,554     $        --    $    25,338
                          ===========   ===========  ===========     ===========    ===========
                                           THREE MONTHS ENDED MARCH 31, 1995
                          ----------------------------------------------------------------------
NET CASH FLOW FROM
 OPERATING ACTIVITIES...  $    12,556   $    18,599  $   132,530     $   (12,339)   $   151,346
                          -----------   -----------  -----------     -----------    -----------
CASH FLOW FROM FINANCING
 ACTIVITIES
 Notes payable, net.....           --         2,722      (88,776)             (1)       (86,055)
 Capital contributions
  received from
  (distributions paid
  to) affiliates, net...       (1,289)       97,342           --         (96,053)            --
 Common stock dividends
  paid..................      (13,315)           --       (6,500)          6,500        (13,315)
 Preferred securities
  dividends paid........       (2,344)           --         (115)          2,459             --
 Issuance of common
  stock.................      102,964            --           --              --        102,964
 Long-term commercial
  paper and credit
  facilities, net.......           --       (80,000)          --              --        (80,000)
 Retirement of long-term
  debt and preferred
  securities............           --        (1,200)      (3,471)             --         (4,671)
 Other..................           --          (671)          --              --           (671)
                          -----------   -----------  -----------     -----------    -----------
 Net cash provided from
  (used for) financing
  activities............       86,016        18,193      (98,862)        (87,095)       (81,748)
                          -----------   -----------  -----------     -----------    -----------
CASH FLOW FROM INVESTING
 ACTIVITIES
 Capital expenditures...       (1,102)      (45,457)     (28,209)             --        (74,768)
 Investment in joint
  ventures and
  subsidiaries..........      (97,342)       (2,111)        (167)         98,060         (1,560)
 Sale of investment in
  joint ventures........           --         7,628           --              --          7,628
 Other..................          (55)       (1,336)         336           1,374            319
                          -----------   -----------  -----------     -----------    -----------
 Net cash used for
  investing activities..      (98,499)      (41,276)     (28,040)         99,434        (68,381)
                          -----------   -----------  -----------     -----------    -----------
NET INCREASE (DECREASE)
 IN CASH AND CASH
 EQUIVALENTS............           73        (4,484)       5,628              --          1,217
CASH AND CASH
 EQUIVALENTS, JANUARY 1.           29        10,213        1,305              --         11,547
                          -----------   -----------  -----------     -----------    -----------
CASH AND CASH
 EQUIVALENTS, MARCH 31..  $       102   $     5,729  $     6,933     $        --    $    12,764
                          ===========   ===========  ===========     ===========    ===========

                               OTHER INFORMATION

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  MCN held its Annual Meeting of Shareholders on April 25, 1996. As of February 26, 1996, the record date for determination of shareholders entitled to vote at the Annual Meeting, there were 66,776,428 shares outstanding and entitled to vote. Of these shares, 60,927,183, or 91.24%, were present by proxy, and 5,849,245 shares were not voted.

  At the Annual Meeting, shareholders voted:

1)To elect the following Directors to serve for the terms indicated:

                                                                  NUMBER OF SHARES
                                   NUMBER OF SHARES                 WITHHOLDING
          DIRECTOR                  CONSENTING FOR                    CONSENT
   -----------------------        ------------------             ------------------
   (Three-Year Terms)
   Stephen E. Ewing                   60,210,590                      716,593
   Roger Fridholm                     60,537,092                      390,091
   Helen O. Petrauskas                60,462,571                      464,612
   (Two-Year Term)
   Bill M. Thompson                   60,470,003                      457,180

  The name of each other director whose term of office continued after the meeting is: Alfred R. Glancy III, Frank M. Hennessey, Thomas H. Jeffs II, Dale A. Johnson, William K. McCrackin, and Howard F. Sims.

2) To appoint Deloitte & Touche LLP as independent auditors for the year ending December 31, 1996, with 60,497,621 shares voted for the appointment, 182,580 shares voted against, and abstentions of 246,982 shares.

EXHIBITS AND REPORTS ON FORM 8-K

  (a)Exhibits

      EXHIBIT
      NUMBER                          DESCRIPTION
      -------                         -----------
     12-1      Computation of Ratio of Earnings to Fixed Charges for MCN
               Corporation.
     12-2      Computation of Ratio of Earnings to Fixed Charges for MCN
               Investment Corporation.
     27-1      Financial Data Schedule.

  (b)Reports on Form 8-K

    MCN filed a report on Form 8-K dated January 10, 1996, under Item 5, with respect to the acquisition of certain gas producing and pipeline properties in Virginia from companies of CONSOL Coal Group. Also, in separate transactions with other parties, MCN, through subsidiaries of MCN Investment, also acquired certain gas and oil properties in Texas, Oklahoma, Kansas, Colorado and North Dakota.

    MCN filed an additional report on Form 8-K dated February 6, 1996, under Item 5, with respect to the signing by one of its subsidiaries of a definitive agreement to acquire a majority interest in the gas gathering properties of Dauphin Island Gathering Partnership in the offshore Mobile Bay area of Alabama from Tenneco Energy; Enron Gas Gathering, Inc.; and Dauphin Island Gathering Company, L.P. (DIGCO).

    MCN filed an additional report on Form 8-K dated April 8, 1996, under
    Item 5, with respect to the announcement that it is evaluating the potential sale of its computer services subsidiary, The Genix Group, Inc., a leading provider of computer outsourcing services in the United States.

    MCN filed an additional report on Form 8-K dated April 18, 1996, under
    Item 5, with respect to record first quarter 1996 earnings.

    MCN filed an additional report on Form 8-K dated April 22, 1996, under
    Item 5, with respect to the offering of the PRIDES by MCN. The following documents were filed as Exhibits thereto:

    . Purchase Agreement dated April 22, 1996 with respect to MCN Corporation's PRIDES.

    . Purchase Contract Agreement dated April 22, 1996 between MCN Corporation and The First National Bank of Chicago, as Purchase Contract Agent.

    . Pledge Agreement dated April 22, 1996 among MCN Corporation, Chemical Bank, as Collateral Agent, and The First National Bank of Chicago, as Purchase Contract Agent.

    MCN filed an additional report on Form 8-K dated May 6, 1996, under
    Item 5, with respect to the offering by MCN Investment of up to $500 million of medium-term notes. The following documents were filed as Exhibits thereto:

    .  Distribution Agreement dated May 6, 1996 with respect to the Offered
       Notes.

    .  Computation of Ratio of Earnings to Fixed Charges for MCN
       Investment.

    .  Computation of Ratio of Earnings to Fixed Charges for MCN
       Corporation.

                                   SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MCN CORPORATION

                                                 /s/ Patrick Zurlinden
Date: May 10, 1996                        By: _________________________________
                                                     Patrick Zurlinden
                                                Vice President, Controller
                                               and Chief Accounting Officer