Form 10-Q
period 1996-06-30
MCN CORP
filed 1996-08-13
CIK 837579

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

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996, OR

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

                                Yes   X  No

  Number of shares outstanding of each of the registrant's classes of common stock, as of July 31, 1996:

              Common Stock, par value $.01 per share: 67,027,931

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                               INDEX TO FORM 10-Q

                        FOR QUARTER ENDED JUNE 30, 1996

                                                                           PAGE
                                                                          NUMBER
                                                                          ------
COVER....................................................................    i
INDEX....................................................................   ii
PART I -- FINANCIAL INFORMATION
Item 1. Financial Statements.............................................   10
Item 2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations.................................    1
PART II -- OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K.................................   25
SIGNATURE................................................................   26

                       MCN CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

MCN reports higher second quarter earnings -- MCN's earnings from continuing operations increased $3.6 million ($.05 per share) during the 1996 quarter. Earnings from continuing operations for the 1996 six-month and twelve-month periods rose $22.0 million ($.28 per share) and $49.7 million ($.66 per share), respectively, over the comparable 1995 periods.

MCN's earnings were further boosted by income from discontinued operations, including a one-time gain of $36.2 million ($.54 per share) from the sale of The Genix Group, Inc. (Genix), MCN's computer operations services subsidiary. As discussed in the "Discontinued Operations" section that follows, MCN sold Genix during the second quarter of 1996.

A summary of financial performance follows:

                                          QUARTER       6 MONTHS    12 MONTHS
                                        ------------  ------------ ------------
                                         1996  1995    1996  1995   1996  1995
                                        ------ -----  ------ ----- ------ -----
NET INCOME (LOSS) (in Millions)
Continuing Operations:
 Gas Distribution...................... $   .8 $(2.8) $ 72.0 $54.4 $ 93.3 $52.3
 Diversified Energy....................    4.4   4.4    12.2   7.8   22.0  13.3
                                        ------ -----  ------ ----- ------ -----
                                           5.2   1.6    84.2  62.2  115.3  65.6
                                        ------ -----  ------ ----- ------ -----
Discontinued Operations:
 Income From Operations................     .6    .7     1.6   1.7    3.4   3.5
 Gain on Sale..........................   36.2    --    36.2    --   36.2    --
                                        ------ -----  ------ ----- ------ -----
                                          36.8    .7    37.8   1.7   39.6   3.5
                                        ------ -----  ------ ----- ------ -----
                                        $ 42.0 $ 2.3  $122.0 $63.9 $154.9 $69.1
                                        ====== =====  ====== ===== ====== =====
EARNINGS (LOSS) PER SHARE
Continuing Operations:
 Gas Distribution...................... $  .01 $(.04) $ 1.08 $ .86 $ 1.40 $ .85
 Diversified Energy....................    .07   .07     .18   .12    .33   .22
                                        ------ -----  ------ ----- ------ -----
                                           .08   .03    1.26   .98   1.73  1.07
                                        ------ -----  ------ ----- ------ -----
Discontinued Operations:
 Income From Operations................    .01   .01     .03   .03    .06   .05
 Gain on Sale..........................    .54    --     .54    --    .54    --
                                        ------ -----  ------ ----- ------ -----
                                           .55   .01     .57   .03    .60   .05
                                        ------ -----  ------ ----- ------ -----
                                        $  .63 $ .04  $ 1.83 $1.01 $ 2.33 $1.12
                                        ====== =====  ====== ===== ====== =====

- -------------------------------------------------------------------------------

Strategic direction -- MCN's objective is to achieve superior, long-term returns for its shareholders. To accomplish this, MCN will aggressively invest in a diverse portfolio of domestic and international energy-related projects. The success of this strategy will be demonstrated by the growth of MCN's earnings and the total return to its shareholders over time.

GAS DISTRIBUTION

Results reflect 13.6% colder than normal weather -- Earnings increased $3.6 million ($.05 per share) for the 1996 quarter, and $17.6 million ($.22 per share) and $41.0 million ($.55 per share) for the six- and twelve-month periods, respectively, as compared to the same 1995 periods. The increases are primarily due to higher gas deliveries resulting from significantly colder weather, as well as lower operation and maintenance expenses.

                                      QUARTER      6 MONTHS      12 MONTHS
                                     -----------  -----------   -------------
                                     1996   1995  1996  1995    1996    1995
                                     -----  ----  ----  -----   -----  ------
EFFECT OF WEATHER ON GAS MARKETS
 AND EARNINGS
Percentage Colder (Warmer) Than
 Normal............................   13.6%  2.5%  7.3%  (4.1)%   7.4%   (9.6)%
Increase (Decrease) From Normal in:
 Gas Markets (in Bcf)..............    3.2    .5   8.6   (4.7)   14.8   (15.5)
 Net Income (in Millions)..........  $ 2.9  $ .7  $7.8  $(4.1)  $13.3  $(13.9)
 Earnings Per Share................  $ .04  $.01  $.12  $(.06)  $ .20  $ (.23)

GROSS MARGIN

Gross margin increases -- Gas Distribution gross margin (operating revenues less cost of gas) increased $7.0 million, $25.6 million and $61.5 million for the 1996 quarter, six- and twelve-month periods, respectively, reflecting higher gas sales and transportation deliveries.

                              QUARTER        6 MONTHS          12 MONTHS
                           --------------  --------------  ------------------
                            1996    1995    1996    1995     1996      1995
                           ------  ------  ------  ------  --------  --------
GAS DISTRIBUTION
OPERATIONS (in Millions)
Operating Revenues*....... $225.3  $190.3  $763.9  $620.7  $1,250.8  $1,037.2
Cost of Gas...............  101.2    73.2   403.7   286.1     609.0     456.9
                           ------  ------  ------  ------  --------  --------
 Gross Margin.............  124.1   117.1   360.2   334.6     641.8     580.3
                           ------  ------  ------  ------  --------  --------
Other Operating Expenses*
 Operation & Maintenance..   72.3    74.0   142.2   152.7     289.3     313.2
 Depreciation, Depletion &
  Amortization............   24.9    23.3    49.5    46.0      94.8      88.5
 Property & Other Taxes...   15.6    14.5    33.9    31.5      61.2      56.6
                           ------  ------  ------  ------  --------  --------
                            112.8   111.8   225.6   230.2     445.3     458.3
                           ------  ------  ------  ------  --------  --------
Operating Income..........   11.3     5.3   134.6   104.4     196.5     122.0
                           ------  ------  ------  ------  --------  --------
Equity in Earnings of
 Joint Ventures...........     .2      .3      .6      .7       1.3       1.3
                           ------  ------  ------  ------  --------  --------
Other Income &
 (Deductions)*
 Interest Income..........     .6     1.2     1.2     2.2       3.4       4.4
 Interest Expense.........  (11.2)   (9.6)  (23.8)  (21.2)    (47.1)    (42.3)
 Minority Interest........    (.4)    (.6)    (.7)   (1.2)     (1.9)     (2.6)
 Other....................     .6     (.9)    (.2)   (1.6)     (4.2)     (5.3)
                           ------  ------  ------  ------  --------  --------
                            (10.4)   (9.9)  (23.5)  (21.8)    (49.8)    (45.8)
                           ------  ------  ------  ------  --------  --------
Income (Loss) Before
 Income Taxes.............    1.1    (4.3)  111.7    83.3     148.0      77.5
Income Taxes..............     .3    (1.5)   39.7    28.9      54.7      25.2
                           ------  ------  ------  ------  --------  --------
Net Income (Loss)......... $   .8  $ (2.8) $ 72.0  $ 54.4  $   93.3  $   52.3
                           ======  ======  ======  ======  ========  ========

*Includes intercompany transactions

GAS SALES AND END USER TRANSPORTATION deliveries in total increased 2.4 billion cubic feet (Bcf) in the 1996 quarter, and 19.4 Bcf and 42.0 Bcf in the 1996 six- and twelve-month periods, respectively. The increases are primarily due to colder weather, as well as market expansion through the addition of approximately 14,000 customers since June 1995. End user transportation deliveries to the Michigan Power project, MCN Investment Corporation's (MCNIC's) 50%-owned 123 megawatt cogeneration plant that became operational in October 1995, totaled 2.4 Bcf, 5.0 Bcf and 7.1 Bcf during the 1996 quarter, six- and twelve-month periods, respectively. End user transportation for all 1996 periods also reflects reduced deliveries to a large-volume industrial customer during a temporary plant shutdown that occurred in the second quarter.

                                               QUARTER    6 MONTHS    12 MONTHS
                                             ----------- ----------- -----------
                                             1996  1995  1996  1995  1996  1995
                                             ----- ----- ----- ----- ----- -----
GAS DISTRIBUTION MARKETS (in Bcf)
Gas Sales...................................  34.6  31.9 138.2 122.4 225.5 192.4
End User Transportation.....................  32.0  32.3  79.5  75.9 149.4 140.5
                                             ----- ----- ----- ----- ----- -----
                                              66.6  64.2 217.7 198.3 374.9 332.9
Intermediate Transportation*................ 110.3  71.9 258.3 184.5 448.3 324.0
                                             ----- ----- ----- ----- ----- -----
                                             176.9 136.1 476.0 382.8 823.2 656.9
                                             ===== ===== ===== ===== ===== =====

*Includes intercompany volumes


INTERMEDIATE TRANSPORTATION deliveries continued to rise, increasing 38.4 Bcf,
73.8 Bcf and 124.3 Bcf in the 1996 quarter, six- and twelve-month periods, respectively, primarily as a result of additional volumes transported for ANR Pipeline Company and increased transportation of Antrim gas for Michigan gas producers and brokers. In order to meet the growing demand for the transportation of Antrim gas, MichCon recently expanded the transportation capacity of its northern Michigan gathering system. A significant portion of the project was completed in 1995, and the remainder is to be completed by year end. This expansion enabled MichCon to transport an additional 30.1 Bcf,
59.9 Bcf and 76.1 Bcf of natural gas in the 1996 quarter, six- and twelve-month periods, respectively. Profit margins on intermediate transportation services are considerably less than margins on gas sales or for end user transportation markets.

COST OF GAS

Cost of gas is affected by variations in sales volumes and cost of gas rates. Through the Gas Cost Recovery (GCR) mechanism, MichCon's rates are set to recover 100% of prudently and reasonably incurred gas costs. Therefore, fluctuations in cost of gas sold have little or no effect on gross margins and earnings.

Cost of gas sold increased in the 1996 quarter, six- and twelve-month periods due to higher sales volumes resulting primarily from the colder weather, as well as higher prices paid for natural gas in the spot market. The increase in market prices paid for gas resulted in an increase in the cost of gas sold per thousand cubic feet (Mcf) of $.82 (37%), $.59 (25%) and $.39 (16%) in the 1996
quarter, six- and twelve-month periods, respectively, from the comparable 1995 periods.

OTHER OPERATING EXPENSES

OPERATION AND MAINTENANCE expenses were lower in all 1996 periods compared to the 1995 periods due to lower employee benefit costs, primarily pension and retiree healthcare costs. Also contributing to the 1996 six-month period were decreased labor costs. The reductions in the 1996 quarter and six-month period were partially offset by increased uncollectibles expense. Management's continuing efforts to reduce operating costs also contributed to the decreases.

DEPRECIATION AND DEPLETION increased in all 1996 periods due to higher plant balances, reflecting capital expenditures of $396.1 million over the past two calendar years.

PROPERTY AND OTHER TAXES for all 1996 periods increased due to higher property balances.

OTHER INCOME & DEDUCTIONS

The increase in other income & deductions for all 1996 periods reflects additional interest expense relating to an increase in the average amount of long-term debt outstanding.

INCOME TAXES

Income taxes increased for all 1996 periods due primarily to increases in earnings. Income tax expense in both the 1996 and 1995 twelve-month periods were favorably affected by the resolution of prior years' tax issues.

OUTLOOK

Gas Distribution's strategy is to grow revenues and reduce its costs in order to maintain strong returns and provide customers with quality service at competitive prices. The success of this strategy is evident in current operating results. MCN is focused on continuing this trend throughout 1996 and beyond.

DIVERSIFIED ENERGY

Diversified Energy maintains solid earnings level -- The Diversified Energy group reported quarterly earnings of $4.4 million ($.07 per share), unchanged from the comparable 1995 period. Earnings for the 1996 six- and twelve-month periods increased $4.4 million ($.06 per share) and $8.7 million ($.11 per share), respectively. Reflecting the success of MCN's strategy to invest in various segments of the natural gas industry, earnings growth was achieved in the Exploration & Production (E&P) and Gas Gathering & Processing operations. These results were also affected by lower earnings in Gas Marketing & Cogeneration for the current quarter and six-month period and increased financing costs in all periods as a result of additional capital needed to fund investments.

                                  QUARTER        6 MONTHS        12 MONTHS
                                -------------  --------------  --------------
                                 1996   1995    1996    1995    1996    1995
                                ------  -----  ------  ------  ------  ------
DIVERSIFIED ENERGY OPERATIONS
 (in Millions)
Operating Revenues*............ $134.1  $73.8  $394.1  $175.1  $618.9  $339.4
                                ------  -----  ------  ------  ------  ------
Operating Expenses*............  130.2   69.2   376.2   164.4   589.8   321.2
                                ------  -----  ------  ------  ------  ------
Operating Income (Loss)
 Gas Services
  Exploration & Production.....    6.6    2.9    13.2     7.0    24.7    15.9
  Gas Marketing & Cogeneration.   (3.1)   2.2     3.3     4.8     4.2     4.2
  Gas Gathering & Processing...     .9     .1     2.4      .2     2.6      .3
                                ------  -----  ------  ------  ------  ------
                                   4.4    5.2    18.9    12.0    31.5    20.4
 Corporate & Other.............    (.5)   (.6)   (1.0)   (1.3)   (2.4)   (2.2)
                                ------  -----  ------  ------  ------  ------
                                   3.9    4.6    17.9    10.7    29.1    18.2
                                ------  -----  ------  ------  ------  ------
Equity in Earnings of Joint
 Ventures......................    3.1     .5     5.2     1.4     7.7     3.3
                                ------  -----  ------  ------  ------  ------
Other Income & (Deductions)*
 Interest Income...............     .9     .8     1.8     2.0     3.4     3.9
 Interest Expense..............   (7.9)  (2.1)  (15.4)   (6.0)  (22.7)  (12.7)
 Dividends on Preferred
  Securities...................   (2.4)  (2.4)   (4.7)   (4.7)   (9.4)   (6.2)
 Other.........................    3.3    1.5     2.6     1.1     3.8      .5
                                ------  -----  ------  ------  ------  ------
                                  (6.1)  (2.2)  (15.7)   (7.6)  (24.9)  (14.5)
                                ------  -----  ------  ------  ------  ------
Income Before Income Taxes.....     .9    2.9     7.4     4.5    11.9     7.0
                                ------  -----  ------  ------  ------  ------
Income Taxes
 Current and Deferred
  Provision....................     .5    1.0     3.1     1.5     4.2     2.9
 Gas Production Tax Credits....   (4.0)  (2.5)   (7.9)   (4.8)  (14.3)   (9.2)
                                ------  -----  ------  ------  ------  ------
                                  (3.5)  (1.5)   (4.8)   (3.3)  (10.1)   (6.3)
                                ------  -----  ------  ------  ------  ------
Net Income..................... $  4.4  $ 4.4  $ 12.2  $  7.8  $ 22.0  $ 13.3
                                ======  =====  ======  ======  ======  ======

*Includes intercompany transactions

GAS SERVICES

EXPLORATION & PRODUCTION operating income increased $3.7 million for the 1996 quarter, and $6.2 million and $8.8 million for the six- and twelve-month periods, respectively. The results reflect a significantly higher level of gas and oil produced from properties that have been acquired since mid-1994 and the development of other new projects. Gas production was 13.2 Bcf and oil production was 196 thousand barrels in the quarter, substantial increases over 1995 production levels of 6.7 Bcf of gas and 85 thousand barrels of oil. Additionally, E&P operations have increased Diversified Energy's earnings through the generation of an increasing amount of federal gas production tax credits.

E&P operating results were impacted by the average natural gas sales rate per Mcf which decreased $.02 to $1.90 in the 1996 quarter. For the six- and twelve month periods, the average natural gas sales rate increased $.04 to $1.99 and $.09 to $2.02, respectively. The average sales rates include the effect of natural gas swap agreements which are used to limit Diversified Energy's exposure to the risk of market price fluctuations. Natural gas swap agreements had the effect of reducing the average sales rate for the 1996 quarter and six-month period by $.29 and $.31 per Mcf, respectively, and increasing the average sales rate for the current twelve-month period by $.02 per Mcf. Natural gas swap agreements increased the average sales rates for the 1995 quarter, six- and twelve-month periods by $.44, $.53 and $.30 per Mcf, respectively.

E&P operating results also reflect an increase in the average oil sales rate per barrel of $3.23, $2.14 and $1.25 for the 1996 quarter, six- and twelve-month periods, respectively. Partially offsetting the improved results were increases in the average production cost per Mcf equivalent.

MCN expects the continued growth in E&P earnings through an increasing level of natural gas and oil production resulting from its focused efforts to acquire and develop lower risk reserves that generate favorable rates of return. At year end 1995, MCN had a reserve base of 858 Bcf of proved natural gas and 4.7 million barrels of proved oil or the equivalent of another 28 Bcf of natural gas with approximately 75% located in low risk areas. Over $130 million has been invested to acquire and develop reserves during the first half of 1996, with an additional $250-$300 million expected by year end 1996. MCN expects ongoing increases in production levels as it acquires new reserves, completes additional developmental drilling and obtains the full benefits from previous acquisitions. Natural gas and oil production levels are estimated to exceed 70 Bcf equivalent (Bcfe) in 1996, more than double 1995 production levels of 33.7 Bcfe. Likewise, E&P operating income for 1996 is expected to be significantly above the $18.5 million generated in 1995.

GAS MARKETING & COGENERATION had an operating loss of $3.1 million for the 1996 quarter, compared to operating income of $2.2 million for the 1995 second quarter. Operating income decreased $1.5 million for the six-month period, and was unchanged for the twelve-month period. Operating results were affected by a significant increase in sales volumes driven by additional sales to customers in the midwest and northeast United States and eastern Canada. The increase in sales during the quarter was more than offset by lower margins on gas sales due to the timing of gas inventory costs related to refilling storage fields that were depleted during the abnormally cold winter of 1995-1996. Gas injected to storage is valued at MCN's anticipated average purchase rate for 1996. Gas Marketing & Cogeneration's average gas purchase rate during the second quarter of 1996 has exceeded the expected average rate for the year, reflecting unusually high current prices for gas in the marketplace. As a result of these higher costs, margins during the quarter have been depressed.

Additionally, gas sales margins were lowered by the accelerated recognition of unrealized losses on written options used to manage the price risk of future gas sales. However, these accelerated losses will be offset in the second half of 1996 as the related gas sales are made. Higher transportation costs were also incurred to add firm capacity needed to serve MCN's growing markets in the midwest and northeast United States. MCN anticipates that margins will be favorably affected in the latter half of 1996 as gas is withdrawn from storage and its contracted transportation capacity is more fully utilized to meet customers' peak winter requirements.

GAS GATHERING & PROCESSING operating income increased $.8 million for the 1996 quarter, and $2.2 million and $2.3 million for the six- and twelve-month periods, respectively. The increases reflect income from the first quarter 1996 acquisition of a 99% interest in the Dauphin Island Gathering Partnership
(DIGP). The partnership owns a 90 mile gas gathering system in the Mobile Bay area of offshore Alabama. MCN subsequently sold a 35% interest in the partnership in the second quarter and another 5% early in the third quarter to Pan Energy Dauphin Island Company (Pan Energy). Working with Pan Energy and others, MCN expects to enhance its opportunities to further develop and expand the gathering system in one of the fastest growing production areas of the country (Note 2). In addition, earnings were favorably affected by increased volumes of gas processed during the quarter, six- and twelve-month periods of
5.4 Bcf, 10.9 Bcf and 18.3 Bcf, respectively.

                                                QUARTER   6 MONTHS   12 MONTHS
                                               --------- ---------- -----------
                                               1996 1995 1996  1995 1996  1995
                                               ---- ---- ----- ---- ----- -----
DIVERSIFIED ENERGY GAS STATISTICS* (in Bcf)
Gas Sales
 Gas Marketing & Cogeneration................. 42.7 32.6 113.5 76.1 208.1 147.3
 Exploration & Production**...................  8.5  3.1  17.2  6.3  27.0  11.2
Transportation................................ 14.7   .1  30.8   .6  31.3    .7
                                               ---- ---- ----- ---- ----- -----
                                               65.9 35.8 161.5 83.0 266.4 159.2
                                               ==== ==== ===== ==== ===== =====
Gas Production................................ 13.2  6.7  25.6 13.1  43.9  23.6
                                               ==== ==== ===== ==== ===== =====
Gas Processed.................................  9.1  3.7  17.8  6.9  27.2   8.9
                                               ==== ==== ===== ==== ===== =====

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

EQUITY IN EARNINGS OF JOINT VENTURES

Earnings from joint ventures increased $2.6 million, $3.8 million and $4.4 million for the 1996 quarter, six- and twelve-month periods, respectively. The increases are primarily due to earnings from Gas Gathering & Processing ventures reflecting income from the December 1995 acquisition of a 50% interest in a 40 mile gas gathering line in Virginia. Additionally, the improved earnings from other joint ventures include $1.7 million from the sale of joint venture property.

                                        QUARTER     6 MONTHS   12 MONTHS
                                       ----------  ----------  ----------
                                       1996  1995  1996  1995  1996  1995
                                       ----  ----  ----  ----  ----  ----
EQUITY IN EARNINGS OF JOINT VENTURES
 (in Millions)
Gas Storage........................... $ .9  $1.0  $1.8  $2.3  $3.8  $4.0
Gas Marketing & Cogeneration..........  (.6)  (.2)  (.4)  (.6)  (.7) (1.1)
Gas Gathering & Processing............  1.0    --   2.0    .1   2.5    .9
Other.................................  1.8   (.3)  1.8   (.4)  2.1   (.5)
                                       ----  ----  ----  ----  ----  ----
                                       $3.1  $ .5  $5.2  $1.4  $7.7  $3.3
                                       ====  ====  ====  ====  ====  ====

OTHER INCOME & DEDUCTIONS

Other income and deductions for all 1996 periods reflects higher interest costs on increased borrowings required to finance capital investments in the Diversified Energy group. The current twelve-month period also reflects higher dividends paid on $100 million of preferred securities of a subsidiary which were issued in November 1994. Partially offsetting the increased interest and dividend costs was other income which includes a $3.5 million pretax gain from the sale of a 35% interest in DIGP.

INCOME TAXES

Income taxes for all 1996 periods were favorably impacted by increased federal gas production tax credits related to E&P projects. The 1996 six- and twelve-month periods were also impacted by increased federal taxes on improved pretax earnings.

OUTLOOK

MCN plans to continue aggressively growing its E&P reserve base, primarily in low risk areas which generate attractive returns. The development of reserves will contribute toward a reliable long-term supply to meet the increased sales requirements of MCN's Gas Marketing & Cogeneration operations as it expands into areas beyond Michigan's borders. Additionally, MCN expects oil to become a significantly larger portion of its total proved reserves, creating a more diverse portfolio. MCN also plans to invest in gas gathering facilities outside of Michigan, targeting areas that contain gas marketing or E&P opportunities.

DISCONTINUED OPERATIONS

In June 1996, MCN completed the sale of its computer operations subsidiary, Genix, to Affiliated Computer Services, Inc. for $137.5 million, resulting in an after-tax gain of $36.2 million. The selling price of Genix could be adjusted downward by as much as $45.0 million depending upon the occurrence of certain contingencies, which include, among other things, adjustments arising from changes in net assets acquired, retention of certain customers for one to two years and tax-related matters. Although Genix has experienced significant growth in revenues and operating income over the past several years, MCN's focused strategy is to invest in energy-related projects that generate higher rates of return. Summary statements and other information on discontinued computer operations can be found in Note 5 to the consolidated financial statements.

CAPITAL RESOURCES AND LIQUIDITY

OPERATING ACTIVITIES

MCN's cash flow from operating activities decreased $19.1 million during the 1996 six-month period compared to the same 1995 period. The decrease was due primarily to an increase in working capital requirements, partially offset by higher income, after adjusting for depreciation, deferred taxes and the gain on the sale of Genix and DIGP. MCN anticipates that working capital requirements will be greater throughout 1996 as compared to 1995 in order to fund temporary GCR undercollections of the Gas Distribution group which is $42 million as of June 1996.

FINANCING ACTIVITIES

MCN issues new shares of common stock pursuant to its Dividend Reinvestment and Stock Purchase Plan and various employee benefit plans. During 1996, MCN anticipates the issuance of new shares of common stock pursuant to these plans, generating proceeds of approximately $18 million. During the first six months of 1996, issuances under these plans generated proceeds of $8.8 million.

In April 1996, MCN issued 5,865,000 Preferred Redeemable Increased Dividend Equity Securities (PRIDES), yielding 8 3/4% (Note 3b). The PRIDES are convertible securities that consist of a contract under which MCN is obligated to sell, and the PRIDES holders are obligated to purchase, approximately $135 million in MCN common stock in April 1999. These securities will convert into common stock in April 1999 and enhance MCN's creditworthiness. The PRIDES are currently rated the equivalent of "BBB+" by the major rating agencies.

In July 1996, MCN issued through a wholly-owned trust, 3,200,000 shares of 8 5/8% Trust Originated Preferred Securities (TOPrS) for $80 million (Note 3c). Proceeds from the issuance were invested by MCN in its Diversified Energy group which used such proceeds to reduce short-term debt incurred to fund capital expenditures, working capital requirements and for general corporate purposes. The TOPrS are currently rated the equivalent of "BBB+" or "baa2" by the major rating agencies.

GAS DISTRIBUTION

Cash and cash equivalents normally increase and short-term debt is reduced in the first part of each year as gas inventories are depleted and funds are received from winter heating sales. During the 1996 six-month period, MichCon repaid $138.3 million of commercial paper. During the latter part of the year, cash and cash equivalents normally decrease as funds are used to finance increases in gas inventories and customer accounts receivable. To meet its seasonal short-term borrowing needs, MichCon normally issues commercial paper which is backed by credit lines with several banks. MichCon has established credit lines to allow for borrowings of up to $100 million under a 364-day revolving credit facility and up to $150 million under a three-year revolving credit facility. Commercial paper of $56.4 million was outstanding as of June 30, 1996 under these lines.

In May 1996, MichCon issued first mortgage bonds totaling $70 million under its existing shelf registration. The proceeds were used to repay short-term obligations, finance MichCon capital expenditures and for general corporate purposes. MichCon's capital requirements and general market conditions will affect the timing and amount of future issuances.

DIVERSIFIED ENERGY

In January 1996, MCNIC issued $200 million of medium-term notes using the proceeds to repay short-term debt and for general corporate purposes. In May 1996, MCNIC issued $130 million of medium-term notes and used the proceeds to repay short-term debt incurred to fund capital expenditures and for general corporate purposes.

MCNIC has established credit lines to allow for borrowings of up to $100 million under a 364-day revolving credit facility and up to $300 million under a three-year revolving credit facility. The facilities support MCNIC's $400 million commercial paper program which is used to finance capital investments of the Diversified Energy group and working capital requirements of its gas marketing operations. During the second quarter of 1996, MCNIC repaid $217.4 million of commercial paper leaving a balance of $79.6 million outstanding under this program at June 30, 1996.

INVESTING ACTIVITIES

Capital investments equaled $306.3 million in the 1996 six-month period compared to $213.0 million for the same period in 1995. The increase was due to higher Diversified Energy investments, primarily for E&P expenditures, as well as the DIGP acquisition. Gas Distribution capital expenditures were incurred to develop new gas distribution and transportation markets.

                MANAGEMENT'S DISCUSSION AND ANALYSIS (CONCLUDED)

MCN completed the sale of Genix (Note 5) and an interest in DIGP (Note 2) in the second quarter resulting in proceeds of $169 million. Proceeds from these sales were used to reduce short-term debt incurred to fund Diversified Energy's capital investments.

                                                               6 MONTHS
                                                         ---------------------
                                                            1996       1995
                                                         ---------  ---------
CAPITAL INVESTMENTS (in Millions)
Consolidated Capital Expenditures:
 Gas Distribution....................................... $    74.6  $    80.1
 Diversified Energy.....................................     142.8       98.2
 Discontinued Operations................................       6.5        3.0
                                                         ---------  ---------
                                                             223.9      181.3
                                                         ---------  ---------
MCN's Share of Joint Venture Capital Expenditures:
 Cogeneration...........................................        .3       24.9
 Other..................................................       3.5        6.9
                                                         ---------  ---------
                                                               3.8       31.8
                                                         ---------  ---------
Acquisition (Note 2)....................................      78.6         --
                                                         ---------  ---------
Minority Partners' Share of Consolidated Capital
 Expenditures...........................................        --        (.1)
                                                         ---------  ---------
Total Capital Investments............................... $   306.3  $   213.0
                                                         =========  =========

OUTLOOK

Capital investments in 1996 expected to total $850 million -- MCN's strategic direction is to grow significantly by investing in a portfolio of energy-related projects. For 1996, MCN anticipates investing approximately $250 million in Gas Distribution and approximately $600 million in Diversified Energy. Capital investments in Gas Distribution will be made to add new gas sales customers, develop new gas transportation markets and make improvements to existing systems. This includes construction of a 59 mile loop of MichCon's existing Milford-to-Belle River Pipeline which will improve the overall reliability and efficiency of MichCon's gas storage and transmission system. The pipeline is anticipated to be completed in early 1997 at a cost of approximately $80 million. Within Diversified Energy, approximately $400 million will be invested in E&P projects for drilling operations and to acquire reserves in the Michigan, Appalachian, Midcontinent, Gulf Coast and Rocky Mountain regions. Diversified Energy will invest the remaining $200 million in gas gathering, gas processing and power generation projects. It is management's opinion that MCN and its subsidiaries will have sufficient capital resources, both internal and external, to meet anticipated capital requirements.

                        MCN CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF FINANCIAL POSITION (UNAUDITED)
                                 (IN THOUSANDS)

                                                  JUNE 30,          DECEMBER 31,
                                            ----------------------  ------------
                                               1996        1995         1995
                                            ----------  ----------  ------------
ASSETS
CURRENT ASSETS
 Cash and cash equivalents, at cost (which
  approximates market value)..............  $   57,838  $   44,458   $   19,259
 Accounts receivable, less allowance for
  doubtful accounts of $18,726, $21,040
  and $13,765, respectively...............     295,105     187,071      317,945
 Accrued unbilled revenues................      16,692      14,519       92,410
 Accrued gas cost recovery revenues.......      42,026          --           --
 Gas in inventory (Note 6)................      28,033      87,549       71,763
 Property taxes assessed applicable to
  future periods..........................      36,575      33,117       60,633
 Gas receivable...........................      24,533      21,360       19,266
 Other....................................      26,465      29,550       34,220
                                            ----------  ----------   ----------
                                               527,267     417,624      615,496
                                            ----------  ----------   ----------
DEFERRED CHARGES AND OTHER ASSETS
 Investment in and advances to joint
  ventures................................     138,255      68,371      129,026
 Deferred swap losses and receivables
  (Note 7)................................      35,605      37,287       54,807
 Deferred postretirement benefit costs....      10,060      17,614       13,112
 Deferred environmental costs (Note 8a)...      31,016          --       35,000
 Prepaid benefit costs....................      45,959      12,710       23,827
 Other....................................      96,327     106,954       90,626
                                            ----------  ----------   ----------
                                               357,222     242,936      346,398
                                            ----------  ----------   ----------
PROPERTY, PLANT AND EQUIPMENT, at cost
 Gas Distribution.........................   2,559,713   2,275,431    2,496,711
 Exploration & Production.................     711,264     365,116      576,810
 Gas Gathering & Processing...............     104,026      76,525       22,324
 Other....................................      15,968      55,466       64,709
                                            ----------  ----------   ----------
                                             3,390,971   2,772,538    3,160,554
 Less--Accumulated depreciation and
  depletion...............................   1,266,882   1,168,099    1,223,808
                                            ----------  ----------   ----------
                                             2,124,089   1,604,439    1,936,746
                                            ----------  ----------   ----------
                                            $3,008,578  $2,264,999   $2,898,640
                                            ==========  ==========   ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
 Accounts payable.........................  $  192,294  $  150,440   $  217,184
 Notes payable ...........................      77,291      71,243      245,635
 Current portion of long-term debt,
  capital lease obligations and redeemable
  cumulative preferred securities.........      84,642       7,087        7,000
 Gas inventory equalization (Note 6)......      53,955      36,608           --
 Federal income, property and other taxes
  payable.................................      89,239      78,348       83,384
 Customer deposits........................       9,864      10,030       11,550
 Other....................................      93,622      58,006       87,575
                                            ----------  ----------   ----------
                                               600,907     411,762      652,328
                                            ----------  ----------   ----------
DEFERRED CREDITS AND OTHER LIABILITIES
 Accumulated deferred income taxes........     145,648     100,499      125,896
 Unamortized investment tax credit........      35,858      37,741       36,797
 Tax benefits amortizable to customers....     113,631     112,639      114,668
 Deferred swap gains and payables (Note
  7)......................................      35,717      28,476       51,923
 Accrued postretirement benefit costs.....          --      14,059       15,551
 Accrued environmental costs (Note 8a) ...      35,000          --       35,000
 Minority interest (Note 2)...............      47,267      18,237       18,375
 Other....................................      93,186      83,989       93,470
                                            ----------  ----------   ----------
                                               506,307     395,640      491,680
                                            ----------  ----------   ----------
LONG-TERM DEBT, including capital lease
 obligations (Note 3a)....................   1,048,268     706,225      993,407
                                            ----------  ----------   ----------
REDEEMABLE CUMULATIVE PREFERRED SECURITIES
 OF SUBSIDIARIES..........................      96,511      96,392       96,449
                                            ----------  ----------   ----------
COMMITMENTS AND CONTINGENCIES (Notes 3b
 and 8)

COMMON SHAREHOLDERS' EQUITY
 Common stock.............................         670         660          664
 Additional paid-in capital...............     461,257     439,061      446,055
 Retained earnings........................     309,467     215,801      218,425
 PRIDES yield enhancement and issuance
  costs (Note 3b).........................     (14,220)         --           --
 Unearned compensation....................        (589)       (542)        (368)
                                            ----------  ----------   ----------
                                               756,585     654,980      664,776
                                            ----------  ----------   ----------
                                            $3,008,578  $2,264,999   $2,898,640
                                            ==========  ==========   ==========

The notes to the consolidated financial statements are an integral part of this statement.

                        MCN CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                           THREE MONTHS ENDED        SIX MONTHS ENDED       TWELVE MONTHS ENDED
                                JUNE 30,                 JUNE 30,                 JUNE 30,
                          ----------------------  ----------------------  ----------------------
                             1996        1995        1996        1995        1996        1995
                          ----------  ----------  ----------  ----------  ----------  ----------
OPERATING REVENUES......  $  356,930  $  262,343  $1,150,148  $  788,431  $1,856,949  $1,364,934
                          ----------  ----------  ----------  ----------  ----------  ----------
OPERATING EXPENSES
 Cost of gas............     199,068     124,980     711,497     413,275   1,084,415     717,910
 Operation and
  maintenance...........      88,370      83,211     175,127     170,527     347,121     342,111
 Depreciation, depletion
  and amortization......      36,159      28,428      71,597      55,565     130,617     104,036
 Property and other
  taxes.................      18,064      15,835      39,416      33,943      69,177      60,631
                          ----------  ----------  ----------  ----------  ----------  ----------
 Total operating
  expenses..............     341,661     252,454     997,637     673,310   1,631,330   1,224,688
                          ----------  ----------  ----------  ----------  ----------  ----------
OPERATING INCOME........      15,269       9,889     152,511     115,121     225,619     140,246
                          ----------  ----------  ----------  ----------  ----------  ----------
EQUITY IN EARNINGS OF
 JOINT VENTURES.........       3,306         823       5,829       2,067       9,007       4,568
                          ----------  ----------  ----------  ----------  ----------  ----------
OTHER INCOME AND
 (DEDUCTIONS)
 Interest income........       1,604       2,111       3,149       4,314       6,576       8,340
 Interest on long-term
  debt..................     (16,386)     (9,831)    (32,525)    (21,146)    (57,005)    (42,084)
 Other interest expense.      (2,719)     (1,728)     (6,820)     (5,812)    (13,057)    (12,599)
 Dividends on preferred
  securities of
  subsidiaries..........      (2,345)     (2,397)     (4,707)     (4,815)     (9,502)     (6,582)
 Minority interest......        (387)       (604)       (767)     (1,168)     (2,090)     (2,579)
 Other..................       3,738         439       2,493        (672)        225      (4,838)
                          ----------  ----------  ----------  ----------  ----------  ----------
 Total other income and
  (deductions)..........     (16,495)    (12,010)    (39,177)    (29,299)    (74,853)    (60,342)
                          ----------  ----------  ----------  ----------  ----------  ----------
INCOME (LOSS) FROM
 CONTINUING OPERATIONS
 BEFORE INCOME TAXES....       2,080      (1,298)    119,163      87,889     159,773      84,472
INCOME TAX PROVISION
 (BENEFIT)..............      (3,127)     (2,903)     34,902      25,723      44,509      18,887
                          ----------  ----------  ----------  ----------  ----------  ----------
INCOME FROM CONTINUING
 OPERATIONS.............       5,207       1,605      84,261      62,166     115,264      65,585
                          ----------  ----------  ----------  ----------  ----------  ----------
DISCONTINUED OPERATIONS,
 NET OF TAXES (Note 5)..
 Income from operations.         582         707       1,595       1,736       3,446       3,486
 Gain on sale...........      36,176          --      36,176          --      36,176          --
                          ----------  ----------  ----------  ----------  ----------  ----------
 Total discontinued
  operations............      36,758         707      37,771       1,736      39,622       3,486
                          ----------  ----------  ----------  ----------  ----------  ----------
NET INCOME..............  $   41,965  $    2,312  $  122,032  $   63,902  $  154,886  $   69,071
                          ==========  ==========  ==========  ==========  ==========  ==========

EARNINGS PER SHARE
 Continuing Operations..  $      .08  $      .03  $     1.26  $      .98  $     1.73  $     1.07
 Discontinued Operations
  (Note 5)
 Income from operations.         .01         .01         .03         .03         .06         .05
 Gain on sale...........         .54          --         .54          --         .54          --
                          ----------  ----------  ----------  ----------  ----------  ----------
                                 .55         .01         .57         .03         .60         .05
                          ----------  ----------  ----------  ----------  ----------  ----------
                          $      .63  $      .04  $     1.83  $     1.01  $     2.33  $     1.12
                          ==========  ==========  ==========  ==========  ==========  ==========
AVERAGE COMMON SHARES
 OUTSTANDING............      66,893      65,884      66,730      63,254      66,467      61,409
                          ==========  ==========  ==========  ==========  ==========  ==========
DIVIDENDS DECLARED PER
 SHARE..................  $    .2325  $    .2225  $    .4650  $    .4450  $    .9200  $    .8825
                          ==========  ==========  ==========  ==========  ==========  ==========

            CONSOLIDATED STATEMENT OF RETAINED EARNINGS (UNAUDITED)
                                 (IN THOUSANDS)

                           THREE MONTHS ENDED     SIX MONTHS ENDED     TWELVE MONTHS ENDED
                                JUNE 30,              JUNE 30,              JUNE 30,
                          --------------------- --------------------- ---------------------
                             1996       1995       1996       1995       1996       1995
                          ---------- ---------- ---------- ---------- ---------- ----------
BALANCE -- Beginning of
 period.................  $  283,046 $  228,137 $  218,425 $  179,862 $  215,801 $  200,748
ADD -- Net income.......      41,965      2,312    122,032     63,902    154,886     69,071
                          ---------- ---------- ---------- ---------- ---------- ----------
                             325,011    230,449    340,457    243,764    370,687    269,819
DEDUCT -- Cash dividends
 declared on common
 stock..................      15,544     14,648     30,990     27,963     61,220     54,017
   Other................          --         --         --         --         --          1
                          ---------- ---------- ---------- ---------- ---------- ----------
BALANCE -- End of
 period.................  $  309,467 $  215,801 $  309,467 $  215,801 $  309,467 $  215,801
                          ========== ========== ========== ========== ========== ==========

   The notes to the consolidated financial statements are an integral part of these statements.

                        MCN CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                           SIX MONTHS ENDED
                                                               JUNE 30,
                                                         ----------------------
                                                            1996        1995
                                                         ----------  ----------
CASH FLOW FROM OPERATING ACTIVITIES
 Net income............................................  $  122,032  $   63,902
 Adjustments to reconcile net income to net cash
  provided from operating activities
 Depreciation, depletion and amortization
  Per statement of income..............................      71,597      55,565
  Charged to other accounts and discontinued
   operations..........................................       7,149       7,072
 Deferred income taxes, current........................         727      (2,838)
 Deferred income taxes and investment tax credit, net..      17,776       3,802
 Gain on sale of Genix and DIGP (Notes 2 and 5)........     (38,443)         --
 Other.................................................        (935)      1,987
 Changes in assets and liabilities, exclusive of
  changes shown separately.............................      70,559     140,038
                                                         ----------  ----------
  Net cash provided from operating activities..........     250,462     269,528
                                                         ----------  ----------
CASH FLOW FROM FINANCING ACTIVITIES
 Notes payable, net....................................    (168,344)   (157,564)
 Common stock dividends paid...........................     (30,990)    (27,963)
 Issuance of common stock..............................       8,848     107,569
 Issuance of long-term debt (Note 3a)..................     398,434      68,764
 Long-term commercial paper and credit facilities, net.    (264,007)    (45,000)
 Retirement of long-term debt and preferred stock......      (5,353)     (5,184)
 Other.................................................      (5,978)       (707)
                                                         ----------  ----------
  Net cash used for financing activities...............     (67,390)    (60,085)
                                                         ----------  ----------
CASH FLOW FROM INVESTING ACTIVITIES
 Capital expenditures..................................    (217,088)   (177,390)
 Sale of Genix (Note 5)................................     137,500          --
 Acquisition of DIGP (Note 2)..........................     (78,620)         --
 Sale of interest in DIGP (Note 2).....................      31,500          --
 Investment in joint ventures..........................      (8,151)    (11,021)
 Sale of investment in joint ventures..................          --      10,803
 Other.................................................      (9,634)      1,076
                                                         ----------  ----------
  Net cash used for investing activities...............    (144,493)   (176,532)
                                                         ----------  ----------
NET INCREASE IN CASH AND CASH EQUIVALENTS..............      38,579      32,911
CASH AND CASH EQUIVALENTS, JANUARY 1...................      19,259      11,547
                                                         ----------  ----------
CASH AND CASH EQUIVALENTS, JUNE 30.....................  $   57,838  $   44,458
                                                         ==========  ==========
CHANGES IN ASSETS AND LIABILITIES, EXCLUSIVE OF CHANGES
 SHOWN SEPARATELY
 Accounts receivable, net..............................  $      (64) $   26,305
 Accrued unbilled revenues.............................      75,718      68,534
 Gas in inventory......................................      43,730      44,100
 Accrued/deferred gas cost recovery revenues...........     (42,026)    (19,224)
 Accounts payable......................................     (16,762)      7,793
 Gas inventory equalization............................      53,955      36,608
 Federal income, property and other taxes payable......     (26,979)     (8,624)
 Other current assets and liabilities..................      13,258       8,398
 Deferred assets and liabilities.......................     (30,271)    (23,852)
                                                         ----------  ----------
                                                         $   70,559  $  140,038
                                                         ==========  ==========
SUPPLEMENTAL DISCLOSURES
 Cash paid during the year for:
   Interest, net of amounts capitalized................  $   36,467  $   28,960
                                                         ==========  ==========
   Federal income taxes................................  $   11,434  $    9,366
                                                         ==========  ==========
 Noncash investing activities:
   Property purchased under capital leases.............  $    6,765  $    2,418
                                                         ==========  ==========
   Land acquired in exchange for note receivable.......  $       --  $    1,480
                                                         ==========  ==========

The notes to the consolidated financial statements are an integral part of this statement.

                       MCN CORPORATION AND SUBSIDIARIES

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL

The accompanying consolidated financial statements should be read in conjunction with MCN's 1995 Annual Report on Form 10-K. Certain reclassifications have been made to the prior year's financial statements to conform with the 1996 presentation. In the opinion of management, the unaudited information furnished herein reflects all adjustments (consisting of only recurring adjustments or accruals) necessary for a fair presentation of the financial statements for the periods presented.

Because of seasonal and other factors, revenues, expenses, net income and earnings per share for the interim periods should not be construed as representative of revenues, expenses, net income and earnings per share for all or any part of the balance of the current year or succeeding periods.

2. ACQUISITION AND DISPOSITION

During the first quarter of 1996, MCN acquired a 99% interest in the Dauphin Island Gathering Partnership (DIGP). The partnership owns a 90 mile gas gathering system in the Mobile Bay area of offshore Alabama. The total cost of the acquisition was $78,620,000 and was accounted for under the purchase method. In June 1996, MCN sold a 35% interest in the partnership to PanEnergy Dauphin Island Company (PanEnergy) for $31,500,000. The sale resulted in an after-tax gain of $2,267,000. In July 1996, MCN sold an additional 5% interest in the partnership to PanEnergy for $4,500,000, generating an additional after-tax gain of $324,000.

3. CAPITALIZATION

  A. LONG-TERM DEBT

  The following long-term debt totaling $400,000,000 was issued during 1996:

     ISSUE DATE                    DESCRIPTION                          AMOUNT ISSUED
    ---------------------------------------------------------------------------------
     January 1996          MCNIC Medium-Term Notes
                            5.84%, due February 1999                    $ 80,000,000
                            6.03%, due February 2001                    $ 60,000,000
                            6.32%, due February 2003                    $ 60,000,000
    ---------------------------------------------------------------------------------
     May 1996              MichCon First Mortgage Bonds
                            6.51%, due June 1999                        $ 30,000,000
                            7.15%, due May 2006                         $ 40,000,000
                           MCNIC Medium-Term Notes
                            6.82%, due May 1999                         $130,000,000
    ---------------------------------------------------------------------------------

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

  MCN is also obligated to pay semi-annually to the PRIDES holder a yield enhancement payment at an annual rate of 2 1/4% of the stated amount. MCN has recorded the present value of the yield enhancement payments totaling $8,243,000 as a liability and a reduction to Common Shareholders' Equity on MCN's Consolidated Statement of Financial Position. The liability is reduced when the yield enhancement payments are paid. MCN has the right to defer the yield enhancement payments in which case MCN cannot declare dividends on its common stock until the yield enhancement payments have been made. In addition, MCN has incurred costs of $5,977,000 in conjunction with the issuance of PRIDES and similarly has recorded them as a reduction to Common Shareholders' Equity.

  The Treasury Notes underlying the securities are pledged as collateral to secure the PRIDES holders' obligation to purchase MCN common stock under the stock purchase contract. At maturity, in April 1999, the principal received from the U.S. Treasury Notes will be used to satisfy the PRIDES holders' obligation in full. Neither the PRIDES nor the U.S. Treasury Notes will be included on MCN's Consolidated Statement of Financial Position. However, the issuance of common stock will be reflected when cash proceeds totaling approximately $135,000,000 are received by MCN in April 1999.

  C. TRUST ORIGINATED PREFERRED SECURITIES (TOPRS)

  In July 1996, MCN Financing I (MCN Financing), a business trust wholly owned by MCN, issued 3,200,000 shares of 8 5/8% TOPrS, at the liquidation preference value of $25 per share. The trust was formed for the sole purpose of issuing the preferred securities and lending the gross proceeds thereof to MCN. Holders of the preferred securities are entitled to receive cumulative dividends at an annual rate of 8 5/8% of the liquidation preference value. Dividends are payable quarterly and in substance are tax deductible by MCN. Gross proceeds of the issuance totaled $80,000,000 and were invested in an equivalent amount of 8 5/8% Junior Subordinated Debentures of MCN due 2036. MCN has the right to extend interest payment periods on the debentures for up to 20 consecutive quarters, and as a consequence, quarterly dividend payments on the preferred securities can be deferred by MCN Financing during any such interest payment period. In the event that MCN exercises this right, MCN may not declare dividends on its common stock. With MCN's consent, the preferred securities are redeemable at the option of MCN Financing, in whole or in part, on or after July 2001. In addition, upon final maturity of the debentures, MCN Financing is required to redeem the preferred securities.

  In the event of default, holders of the preferred securities will be entitled to exercise and enforce MCN Financing's creditor rights against MCN, which may include acceleration of the principal amount due on the debentures. MCN has issued a guarantee with respect to the preferred securities, and when taken together with MCN's obligations under the debentures, the related indenture, and the trust documents, provides a full and unconditional guarantee of MCN Financing's obligations under the TOPrS.

4. LINES OF CREDIT

As discussed in MCN's 1995 Annual Report on Form 10-K, MichCon and MCNIC maintain credit lines that allow for borrowings of up to $200,000,000 under 364 day revolving credit facilities and up to $450,000,000 under three year revolving credit facilities. These credit lines totaling $650,000,000 support their commercial paper programs. Commercial paper of $136,066,000 was outstanding as of June 30, 1996, of which $75,416,000 is classified as short-term. In July 1996, the 364 day revolving credit facilities were renewed.

5. DISCONTINUED OPERATIONS

On June 21, 1996, MCN completed the sale of its computer operations subsidiary, The Genix Group, Inc. (Genix), to Affiliated Computer Services, Inc. (ACS) for $137,500,000. Accordingly, Genix's results of operations after June 21, 1996 are not reflected in the Consolidated Statement of Income. The selling price of Genix could be adjusted downward by as much as $45,000,000 depending upon the occurrence of certain contingencies, which include, among other things, adjustments arising from changes in net assets acquired, retention of certain customers for one to two years and tax-related matters. The sale resulted in an after-tax gain of $36,176,000. The following financial information summarizes Genix's operations:

                         THREE MONTHS ENDED     SIX MONTHS ENDED     TWELVE MONTHS ENDED
                              JUNE 30,              JUNE 30,              JUNE 30,
                         --------------------  --------------------  --------------------
(in Thousands)             1996       1995       1996       1995       1996       1995
                         ---------  ---------  ---------  ---------  ---------  ---------
OPERATING REVENUES
 Non-affiliates......... $  23,212  $  20,829  $  48,054  $  42,744  $  95,218  $  82,884
 Affiliates.............     3,075      3,793      6,826      7,593     14,486     15,707
                         ---------  ---------  ---------  ---------  ---------  ---------
                            26,287     24,622     54,880     50,337    109,704     98,591
                         ---------  ---------  ---------  ---------  ---------  ---------
OPERATING EXPENSES......    24,679     22,808     50,765     46,246    101,684     90,708
                         ---------  ---------  ---------  ---------  ---------  ---------
OPERATING INCOME........     1,608      1,814      4,115      4,091      8,020      7,883
                         ---------  ---------  ---------  ---------  ---------  ---------
OTHER INCOME AND
 (DEDUCTIONS)
 Interest expense --
   affiliate............      (613)      (581)    (1,110)      (981)    (2,217)    (1,789)
 Other..................      (104)        89       (336)        85       (120)       294
                         ---------  ---------  ---------  ---------  ---------  ---------
                              (717)      (492)    (1,446)      (896)    (2,337)    (1,495)
                         ---------  ---------  ---------  ---------  ---------  ---------
INCOME BEFORE INCOME
 TAXES..................       891      1,322      2,669      3,195      5,683      6,388
INCOME TAX PROVISION....       309        615      1,074      1,459      2,237      2,902
                         ---------  ---------  ---------  ---------  ---------  ---------
NET INCOME.............. $     582  $     707  $   1,595  $   1,736  $   3,446  $   3,486
                         =========  =========  =========  =========  =========  =========

                                                            JUNE 21,  JUNE 30,
                                                            --------- ---------
(in Thousands)                                                1996      1995
                                                            --------- ---------
ASSETS
 Accounts receivable, net.................................. $  24,006 $  19,836
 Property, plant and equipment, net........................    33,216    27,991
 Other.....................................................    18,335    17,523
                                                            --------- ---------
                                                            $  75,557 $  65,350
                                                            ========= =========
LIABILITIES
 Accounts payable.......................................... $   9,823 $   8,487
 Notes payable -- affiliate................................    27,522    27,188
 Other.....................................................    15,578     8,398
                                                            --------- ---------
                                                            $  52,923 $  44,073
                                                            ========= =========

Related party transactions between Genix and other MCN companies are included in the individual captions of the Consolidated Statement of Income as components of both continuing and discontinued operations.

6. GAS IN INVENTORY

Inventory gas is priced on a last-in, first-out (LIFO) basis. In anticipation that interim inventory reductions will be replaced prior to year end, the cost of gas for net withdrawals from inventory is generally recorded at the estimated average purchase rate for the calendar year. The excess of these charges over the LIFO cost is credited to the gas inventory equalization account. During interim periods when there are net injections to inventory, the equalization account is reversed. Approximately 49.7 billion cubic feet (Bcf) and 70.0 Bcf of gas was in inventory at June 30, 1996 and 1995, respectively.

7. ACCOUNTING FOR COMMODITY SWAP AGREEMENTS

As discussed in MCN's 1995 Annual Report on Form 10-K, MCN manages commodity price risk through the use of various derivative instruments and limits the use of such instruments to hedging activities. If MCN did not use derivative instruments, its exposure to such risk would be higher. Although this strategy reduces risk, it also limits potential gains from favorable changes in commodity prices. Natural gas and oil swap agreements are used to manage exposure to the risk of market price fluctuations on gas sale contracts, and gas and oil production. Market value changes of swap contracts are recorded as deferred gains or losses until the hedged transactions are completed, at which time the realized gains or losses are included as adjustments to revenues. The offsets to the unrealized losses are recorded as deferred payables and the offsets to the unrealized gains are recorded as deferred receivables.

The following assets and liabilities related to the use of gas and oil swap agreements are reflected in the Consolidated Statement of Financial Position:

                                                    JUNE 30,        DECEMBER 31,
                                              --------------------- ------------
(in Thousands)                                   1996       1995        1995
                                              ---------- ----------  ----------
DEFERRED SWAP LOSSES AND RECEIVABLES
 Unrealized losses........................... $   17,734 $   26,666  $   18,084
 Deferred receivables........................     17,871     10,621      37,345
                                              ---------- ----------  ----------
                                                  35,605     37,287      55,429
 Less -- Current portion.....................         --         --         622
                                              ---------- ----------  ----------
                                              $   35,605 $   37,287  $   54,807
                                              ========== ==========  ==========
DEFERRED SWAP GAINS AND PAYABLES
 Unrealized gains............................ $   15,394 $    6,732  $   35,514
 Deferred payables...........................     25,575     36,429      25,532
                                              ---------- ----------  ----------
                                                  40,969     43,161      61,046
Less -- Current portion......................      5,252     14,685       9,123
                                              ---------- ----------  ----------
                                              $   35,717 $   28,476  $   51,923
                                              ========== ==========  ==========

8. COMMITMENTS AND CONTINGENCIES

  A. ENVIRONMENTAL MATTERS

  As discussed in MCN's 1995 Annual Report on Form 10-K, MCN accrued an additional environmental remediation liability and corresponding regulatory asset of $35,000,000 in the fourth quarter of 1995. MCN has notified current and former insurance carriers of the environmental conditions and is pursuing its claims against these carriers. In 1996, MCN received payments from certain insurance carriers and expects additional insurance recoveries over the next several years. At June 30, 1996, the reserve balance is approximately $38,300,000, of which $3,300,000 is classified as current.

  B. GUARANTIES

  MCN has issued guaranties and comfort letters, expiring at various dates through 2010, in conjunction with Genix entering into certain operating leases for computer equipment and facilities. The lease agreements do not allow MCN to transfer its obligations under the commitments to ACS, who acquired Genix in June 1996 (Note 5). However, ACS is obligated to reimburse MCN for any payments made as a result of these commitments. These guaranties and comfort letters totaled approximately $36,000,000 at June 30, 1996.

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

9. ACCOUNTING PRONOUNCEMENT

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" in October 1995. The statement requires certain disclosures about stock-based employee compensation and encourages, but does not require, a fair-value-based method of accounting for such compensation. MCN is currently evaluating whether to adopt the fair-value-based method of accounting and its impacts.

10. CONSOLIDATING FINANCIAL STATEMENTS

Debt securities issued by MCNIC are subject to a support agreement between MCN and MCNIC, under which MCN has committed to make payments of interest and principal on MCNIC's securities in the event of failure to pay by MCNIC. Under the terms of the support agreement, the assets of MCN, other than MichCon, and any cash dividends paid to MCN by any of its subsidiaries are available as recourse to holders of MCNIC's securities. The carrying value of MCN's assets on an unconsolidated basis, primarily investments in its subsidiaries other than MichCon, is $315,388,000 at June 30, 1996.

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

                            MCN AND                                 ELIMINATIONS
                             OTHER                                       AND        CONSOLIDATED
                          SUBSIDIARIES     MCNIC       MICHCON    RECLASSIFICATIONS    TOTALS
                          ------------  ------------ ------------ ----------------- ------------
                                                      JUNE 30, 1996
                          ----------------------------------------------------------------------
ASSETS
CURRENT ASSETS
 Cash and cash
  equivalents, at cost..  $         33  $     48,939 $      8,866   $         --    $     57,838
 Accounts receivable....         3,269       105,528      211,071         (6,037)        313,831
 Less -- Allowance for
  doubtful accounts.....            74           430       18,222             --          18,726
                          ------------  ------------ ------------   ------------    ------------
 Accounts receivable,
  net...................         3,195       105,098      192,849         (6,037)        295,105
 Accrued unbilled
  revenue...............           138            --       16,554             --          16,692
 Accrued gas cost
  recovery revenues.....            --            --       42,026             --          42,026
 Gas in inventory.......            --         2,794       25,238              1          28,033
 Property taxes assessed
  applicable to future
  periods...............            78         1,321       35,176             --          36,575
 Gas receivable.........            --        15,468        9,065             --          24,533
 Other..................         1,836         2,068       24,618         (2,057)         26,465
                          ------------  ------------ ------------   ------------    ------------
                                 5,280       175,688      354,392         (8,093)        527,267
                          ------------  ------------ ------------   ------------    ------------
DEFERRED CHARGES AND
 OTHER ASSETS
 Investments in and
  advances to joint
  ventures and
  subsidiaries..........       875,107       109,373       20,377       (866,602)        138,255
 Deferred swap losses
  and receivables.......            --        35,605           --             --          35,605
 Deferred postretirement
  benefit costs.........           717            --        9,342              1          10,060
 Deferred environmental
  costs.................         3,000            --       28,016             --          31,016
 Prepaid benefit costs..            --            --       50,640         (4,681)         45,959
 Other..................         8,940        37,679       48,341          1,367          96,327
                          ------------  ------------ ------------   ------------    ------------
                               887,764       182,657      156,716       (869,915)        357,222
                          ------------  ------------ ------------   ------------    ------------
PROPERTY, PLANT AND
 EQUIPMENT, at cost.....        28,881       821,262    2,540,829             (1)      3,390,971
 Less -- Accumulated
  depreciation and
  depletion.............        10,051        56,960    1,199,871             --       1,266,882
                          ------------  ------------ ------------   ------------    ------------
                                18,830       764,302    1,340,958             (1)      2,124,089
                          ------------  ------------ ------------   ------------    ------------
                          $    911,874  $  1,122,647 $  1,852,066   $   (878,009)   $  3,008,578
                          ============  ============ ============   ============    ============
LIABILITIES AND
 SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
 Accounts payable.......  $      6,405  $     96,387 $     94,102   $     (4,600)   $    192,294
 Notes payable..........            --        19,000       58,291             --          77,291
 Current portion of
  long-term debt,
  capital lease
  obligations and
  redeemable cumulative
  preferred securities..            55        31,409       53,177              1          84,642
 Gas inventory
  equalization..........            --           660       53,295             --          53,955
 Federal income,
  property and other
  taxes payable.........          (361)       24,885       64,715             --          89,239
 Customer deposits......            19            --        9,845             --           9,864
 Other..................         6,596        33,999       55,084         (2,057)         93,622
                          ------------  ------------ ------------   ------------    ------------
                                12,714       206,340      388,509         (6,656)        600,907
                          ------------  ------------ ------------   ------------    ------------
DEFERRED CREDITS AND
 OTHER LIABILITIES
 Accumulated deferred
  income taxes..........        (1,087)       63,863       82,872             --         145,648
 Unamortized investment
  tax credit............           346            --       35,512             --          35,858
 Tax benefits
  amortizable to
  customers.............           183            --      113,449             (1)        113,631
 Deferred swap gains and
  payables..............            --        35,717           --             --          35,717
 Accrued postretirement
  benefit costs.........         2,388           478           --         (2,866)             --
 Accrued environmental
  costs.................         3,000            --       32,000             --          35,000
 Minority interest......            --        29,096       18,171             --          47,267
 Other..................        24,236        13,873       56,892         (1,815)         93,186
                          ------------  ------------ ------------   ------------    ------------
                                29,066       143,027      338,896         (4,682)        506,307
                          ------------  ------------ ------------   ------------    ------------
LONG-TERM DEBT,
 including capital lease
 obligations............           420       495,504      552,345             (1)      1,048,268
                          ------------  ------------ ------------   ------------    ------------
REDEEMABLE CUMULATIVE
 PREFERRED SECURITIES OF
 SUBSIDIARIES...........        96,511            --           --             --          96,511
                          ------------  ------------ ------------   ------------    ------------
COMMON SHAREHOLDERS'
 EQUITY
 Common Stock...........           670             5       10,300        (10,305)            670
 Additional paid-in
  capital...............       467,795       175,557      230,399       (412,494)        461,257
 Retained earnings......       319,507       102,214      331,617       (443,871)        309,467
 PRIDES yield
  enhancement and
  issuance costs........       (14,220)           --           --             --         (14,220)
 Unearned compensation..          (589)           --           --             --            (589)
                          ------------  ------------ ------------   ------------    ------------
                               773,163       277,776      572,316       (866,670)        756,585
                          ------------  ------------ ------------   ------------    ------------
                          $    911,874  $  1,122,647 $  1,852,066   $   (878,009)   $  3,008,578
                          ============  ============ ============   ============    ============

                        MCN CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) CONSOLIDATING STATEMENT OF FINANCIAL POSITION (UNAUDITED)
                                 (IN THOUSANDS)

                            MCN AND                                  ELIMINATIONS
                             OTHER                                        AND       CONSOLIDATED
                          SUBSIDIARIES     MCNIC       MICHCON    RECLASSIFICATIONS    TOTALS
                          ------------  ------------ ------------ ----------------- ------------
                                                      JUNE 30, 1995
                          ----------------------------------------------------------------------
ASSETS
CURRENT ASSETS
 Cash and cash
  equivalents, at cost..  $         44  $     10,826 $     33,588   $         --    $     44,458
 Accounts receivable....         3,789        68,025      143,676         (7,379)        208,111
 Less -- Allowance for
  doubtful accounts.....            83           420       20,537             --          21,040
                          ------------  ------------ ------------   ------------    ------------
 Accounts receivable,
  net...................         3,706        67,605      123,139         (7,379)        187,071
 Accrued unbilled
  revenue...............           163            --       14,356             --          14,519
 Gas in inventory.......            --        36,122       51,427             --          87,549
 Property taxes assessed
  applicable to future
  periods...............            53         1,527       31,537             --          33,117
 Gas receivable.........            --        17,162        4,198             --          21,360
 Other..................         2,066         6,677       20,831            (24)         29,550
                          ------------  ------------ ------------   ------------    ------------
                                 6,032       139,919      279,076         (7,403)        417,624
                          ------------  ------------ ------------   ------------    ------------
DEFERRED CHARGES AND
 OTHER ASSETS
 Investments in and
  advances to joint
  ventures and
  subsidiaries..........       758,095        38,972       20,247       (748,943)         68,371
 Deferred swap losses
  and receivables.......            --        37,287           --             --          37,287
 Deferred postretirement
  benefit costs.........           761            --       16,853             --          17,614
 Prepaid benefit costs..            --            --       14,150         (1,440)         12,710
 Other..................         8,562        50,653       46,423          1,316         106,954
                          ------------  ------------ ------------   ------------    ------------
                               767,418       126,912       97,673       (749,067)        242,936
                          ------------  ------------ ------------   ------------    ------------
PROPERTY, PLANT AND
 EQUIPMENT, at cost.....        25,047       489,746    2,257,745             --       2,772,538
 Less -- Accumulated
  depreciation and
  depletion.............         8,902        45,510    1,113,687             --       1,168,099
                          ------------  ------------ ------------   ------------    ------------
                                16,145       444,236    1,144,058             --       1,604,439
                          ------------  ------------ ------------   ------------    ------------
                          $    789,595  $    711,067 $  1,520,807   $   (756,470)   $  2,264,999
                          ============  ============ ============   ============    ============
LIABILITIES AND
 SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
 Accounts payable.......  $        977  $     70,771 $     84,779   $     (6,087)   $    150,440
 Notes payable..........            --        69,368        1,875             --          71,243
 Current portion of
  long-term debt,
  capital lease
  obligations and
  redeemable cumulative
  preferred securities..           486         2,697        3,904             --           7,087
 Gas inventory
  equalization..........            --             3       36,605             --          36,608
 Federal income,
  property and other
  taxes payable.........          (148)        8,646       69,850             --          78,348
 Customer deposits......            17            --       10,013             --          10,030
 Other..................         2,975        12,098       42,937             (4)         58,006
                          ------------  ------------ ------------   ------------    ------------
                                 4,307       163,583      249,963         (6,091)        411,762
                          ------------  ------------ ------------   ------------    ------------
DEFERRED CREDITS AND
 OTHER LIABILITIES
 Accumulated deferred
  income taxes..........          (395)       39,285       61,609             --         100,499
 Unamortized investment
  tax credit............           375            --       37,366             --          37,741
 Tax benefits
  amortizable to
  customers.............           169            --      112,470             --         112,639
 Deferred swap gains and
  payables..............            --        28,476           --             --          28,476
 Accrued postretirement
  benefit costs.........         1,990           950       11,119             --          14,059
 Minority interest......            --        18,237           --             --          18,237
 Other..................        15,555         8,289       61,585         (1,440)         83,989
                          ------------  ------------ ------------   ------------    ------------
                                17,694        95,237      284,149         (1,440)        395,640
                          ------------  ------------ ------------   ------------    ------------
LONG-TERM DEBT,
 including capital lease
 obligations............           424       189,473      516,328             --         706,225
                          ------------  ------------ ------------   ------------    ------------
REDEEMABLE CUMULATIVE
 PREFERRED SECURITIES OF
 SUBSIDIARIES...........        96,392            --           --             --          96,392
                          ------------  ------------ ------------   ------------    ------------
COMMON SHAREHOLDERS'
 EQUITY
 Common Stock...........           660             5       10,300        (10,305)            660
 Additional paid-in
  capital...............       447,188       223,711      211,777       (443,615)        439,061
 Retained earnings......       223,472        39,058      248,290       (295,019)        215,801
 Unearned compensation..          (542)           --           --             --            (542)
                          ------------  ------------ ------------   ------------    ------------
                               670,778       262,774      470,367       (748,939)        654,980
                          ------------  ------------ ------------   ------------    ------------
                          $    789,595  $    711,067 $  1,520,807   $   (756,470)   $  2,264,999
                          ============  ============ ============   ============    ============

                        MCN CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) CONSOLIDATING STATEMENT OF FINANCIAL POSITION (UNAUDITED)
                                 (IN THOUSANDS)

                            MCN AND                                  ELIMINATIONS
                             OTHER                                       AND        CONSOLIDATED
                          SUBSIDIARIES     MCNIC       MICHCON    RECLASSIFICATIONS    TOTALS
                          ------------  ------------ ------------ ----------------- ------------
                                                    DECEMBER 31, 1995
                          ----------------------------------------------------------------------
ASSETS
CURRENT ASSETS
 Cash and cash
  equivalents, at cost..  $        168  $     10,622 $      8,469   $         --    $     19,259
 Accounts receivable....         4,934       147,510      188,353         (9,087)        331,710
 Less -- Allowance for
  doubtful accounts.....            70           445       13,250             --          13,765
                          ------------  ------------ ------------   ------------    ------------
 Accounts receivable,
  net...................         4,864       147,065      175,103         (9,087)        317,945
 Accrued unbilled
  revenue...............         1,276            --       91,134             --          92,410
 Gas in inventory.......            --        31,572       40,191             --          71,763
 Property taxes assessed
  applicable to future
  periods...............           176         3,508       56,949             --          60,633
 Gas receivable.........            --         4,995       14,242             29          19,266
 Other..................           596        25,422       18,256        (10,054)         34,220
                          ------------  ------------ ------------   ------------    ------------
                                 7,080       223,184      404,344        (19,112)        615,496
                          ------------  ------------ ------------   ------------    ------------
DEFERRED CHARGES AND
 OTHER ASSETS
 Investments in and
  advances to joint
  ventures and
  subsidiaries..........       773,344       100,483       20,318       (765,119)        129,026
 Deferred swap losses
  and receivables.......            --        54,807           --             --          54,807
 Deferred postretirement
  benefit costs.........           740            --       12,372             --          13,112
 Deferred environmental
  costs.................         3,000            --       32,000             --          35,000
 Prepaid benefit costs..            --            --       25,438         (1,611)         23,827
 Other..................         7,501        39,949       42,061          1,115          90,626
                          ------------  ------------ ------------   ------------    ------------
                               784,585       195,239      132,189       (765,615)        346,398
                          ------------  ------------ ------------   ------------    ------------
PROPERTY, PLANT AND
 EQUIPMENT, at cost.....        27,784       719,650    2,413,120             --       3,160,554
 Less--Accumulated
  depreciation and
  depletion.............         9,732        62,916    1,151,160             --       1,223,808
                          ------------  ------------ ------------   ------------    ------------
                                18,052       656,734    1,261,960             --       1,936,746
                          ------------  ------------ ------------   ------------    ------------
                          $    809,717  $  1,075,157 $  1,798,493   $   (784,727)   $  2,898,640
                          ============  ============ ============   ============    ============
LIABILITIES AND
 SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
 Accounts payable.......  $      4,489  $    112,630 $    108,208   $     (8,143)   $    217,184
 Notes payable..........            --        49,000      196,635             --         245,635
 Current portion of
  long-term debt,
  capital lease
  obligations and
  redeemable cumulative
  preferred securities..            55         2,976        3,969             --           7,000
 Federal income,
  property and other
  taxes payable.........         1,372         6,180       85,195         (9,363)         83,384
 Customer deposits......            19            --       11,531             --          11,550
 Other..................         2,935        20,715       64,587           (662)         87,575
                          ------------  ------------ ------------   ------------    ------------
                                 8,870       191,501      470,125        (18,168)        652,328
                          ------------  ------------ ------------   ------------    ------------
DEFERRED CREDITS AND
 OTHER LIABILITIES
 Accumulated deferred
  income taxes..........          (590)       65,341       61,146             (1)        125,896
 Unamortized investment
  tax credit............           360            --       36,437             --          36,797
 Tax benefits
  amortizable to
  customers.............           181            --      114,487             --         114,668
 Deferred swap gains and
  payables..............            --        51,923           --             --          51,923
 Accrued postretirement
  benefit costs.........         2,177           713       12,661             --          15,551
 Accrued environmental
  costs.................         3,000            --       32,000             --          35,000
 Minority interest......            --        18,375           --             --          18,375
 Other..................        18,175        11,546       65,252         (1,503)         93,470
                          ------------  ------------ ------------   ------------    ------------
                                23,303       147,898      321,983         (1,504)        491,680
                          ------------  ------------ ------------   ------------    ------------
LONG-TERM DEBT,
 including capital lease
 obligations............           420       476,424      516,564             (1)        993,407
                          ------------  ------------ ------------   ------------    ------------
REDEEMABLE CUMULATIVE
 PREFERRED SECURITIES OF
 SUBSIDIARIES...........        96,449            --           --             --          96,449
                          ------------  ------------ ------------   ------------    ------------
COMMON SHAREHOLDERS'
 EQUITY
 Common Stock...........           664             5       10,300        (10,305)            664
 Additional paid-in
  capital...............       453,220       207,103      211,777       (426,045)        446,055
 Retained earnings......       227,159        52,226      267,744       (328,704)        218,425
 Unearned compensation..          (368)           --           --             --            (368)
                          ------------  ------------ ------------   ------------    ------------
                               680,675       259,334      489,821       (765,054)        664,776
                          ------------  ------------ ------------   ------------    ------------
                          $    809,717  $  1,075,157 $  1,798,493   $   (784,727)   $  2,898,640
                          ============  ============ ============   ============    ============

                        MCN CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 CONSOLIDATING STATEMENTS OF INCOME (UNAUDITED)
                                 (IN THOUSANDS)

                            MCN AND
                             OTHER                                  ELIMINATIONS AND  CONSOLIDATED
                          SUBSIDIARIES     MCNIC        MICHCON     RECLASSIFICATIONS    TOTALS
                          ------------  ------------  ------------  ----------------- ------------
                                            THREE MONTHS ENDED JUNE 30, 1996
                          ------------------------------------------------------------------------
OPERATING REVENUES......  $      2,939  $    134,109  $    222,327    $     (2,445)   $    356,930
                          ------------  ------------  ------------    ------------    ------------
OPERATING EXPENSES
 Cost of gas............         1,540        99,905        99,681          (2,058)        199,068
 Operation and
  maintenance...........           628        16,918        71,212            (388)         88,370
 Depreciation, depletion
  and amortization......           480        10,939        24,740              --          36,159
 Property and other
  taxes.................           302         2,379        15,004             379          18,064
                          ------------  ------------  ------------    ------------    ------------
 Total operating
  expenses..............         2,950       130,141       210,637          (2,067)        341,661
                          ------------  ------------  ------------    ------------    ------------
OPERATING INCOME (LOSS).           (11)        3,968        11,690            (378)         15,269
                          ------------  ------------  ------------    ------------    ------------
EQUITY IN EARNINGS OF
 JOINT VENTURES AND
 SUBSIDIARIES...........        42,810         2,910           260         (42,674)          3,306
                          ------------  ------------  ------------    ------------    ------------
OTHER INCOME AND
 (DEDUCTIONS)
 Interest income........         2,393           946           634          (2,369)          1,604
 Interest on long-term
  debt..................            (9)       (6,153)      (10,224)             --         (16,386)
 Other interest expense.           (96)       (4,052)         (940)          2,369          (2,719)
 Dividends on preferred
  securities of
  subsidiaries..........            --            --            --          (2,345)         (2,345)
 Minority interest......            --           (33)         (354)             --            (387)
 Other..................            98         3,152           114             374           3,738
                          ------------  ------------  ------------    ------------    ------------
 Total other income and
  (deductions)..........         2,386        (6,140)      (10,770)         (1,971)        (16,495)
                          ------------  ------------  ------------    ------------    ------------
INCOME FROM CONTINUING
 OPERATIONS BEFORE
 INCOME TAXES...........        45,185           738         1,180         (45,023)          2,080
INCOME TAX PROVISION
 (BENEFIT)..............           209        (3,665)          329              --          (3,127)
                          ------------  ------------  ------------    ------------    ------------
INCOME FROM CONTINUING
 OPERATIONS.............        44,976         4,403           851         (45,023)          5,207
                          ------------  ------------  ------------    ------------    ------------
DISCONTINUED OPERATIONS,
 NET OF TAXES
 Income from operations.            --           582            --              --             582
 Gain on sale...........            --        36,176            --              --          36,176
                          ------------  ------------  ------------    ------------    ------------
 Total discontinued
  operations............            --        36,758            --              --          36,758
                          ------------  ------------  ------------    ------------    ------------
NET INCOME..............        44,976        41,161           851         (45,023)         41,965
DIVIDENDS ON PREFERRED
 SECURITIES.............         2,345            --            --          (2,345)             --
                          ------------  ------------  ------------    ------------    ------------
NET INCOME AVAILABLE FOR
 COMMON STOCK...........  $     42,631  $     41,161  $        851    $    (42,678)   $     41,965
                          ============  ============  ============    ============    ============
                                            THREE MONTHS ENDED JUNE 30, 1995
                          ------------------------------------------------------------------------
OPERATING REVENUES......  $      2,505  $     76,618  $    184,968    $     (1,748)   $    262,343
                          ------------  ------------  ------------    ------------    ------------
OPERATING EXPENSES
 Cost of gas............         1,155        53,002        72,030          (1,207)        124,980
 Operation and
  maintenance...........         2,174         8,904        72,674            (541)         83,211
 Depreciation, depletion
  and amortization......           432         5,266        22,730              --          28,428
 Property and other
  taxes.................           293         1,355        14,187              --          15,835
                          ------------  ------------  ------------    ------------    ------------
 Total operating
  expenses..............         4,054        68,527       181,621          (1,748)        252,454
                          ------------  ------------  ------------    ------------    ------------
OPERATING INCOME (LOSS).        (1,549)        8,091         3,347              --           9,889
                          ------------  ------------  ------------    ------------    ------------
EQUITY IN EARNINGS OF
 JOINT VENTURES AND
 SUBSIDIARIES...........         3,022           404           152          (2,755)            823
                          ------------  ------------  ------------    ------------    ------------
OTHER INCOME AND
 (DEDUCTIONS)
 Interest income........         2,397           873         1,061          (2,220)          2,111
 Interest on long-term
  debt..................           (22)       (1,378)       (8,431)             --          (9,831)
 Other interest expense.            (2)       (3,415)         (679)          2,368          (1,728)
 Dividends on preferred
  securities of
  subsidiaries..........            --            --            --          (2,397)         (2,397)
 Minority interest......            --          (605)           --               1            (604)
 Other..................         1,591          (159)         (841)           (152)            439
                          ------------  ------------  ------------    ------------    ------------
 Total other income and
  (deductions)..........         3,964        (4,684)       (8,890)         (2,400)        (12,010)
                          ------------  ------------  ------------    ------------    ------------
INCOME (LOSS) FROM
 CONTINUING OPERATIONS
 BEFORE INCOME TAXES....         5,437         3,811        (5,391)         (5,155)         (1,298)
INCOME TAX PROVISION
 (BENEFIT)..............           286        (1,246)       (1,943)             --          (2,903)
                          ------------  ------------  ------------    ------------    ------------
INCOME (LOSS) FROM
 CONTINUING OPERATIONS..         5,151         5,057        (3,448)         (5,155)          1,605
DISCONTINUED OPERATIONS,
 NET OF TAXES...........            --           707            --              --             707
                          ------------  ------------  ------------    ------------    ------------
NET INCOME (LOSS).......         5,151         5,764        (3,448)         (5,155)          2,312
DIVIDENDS ON PREFERRED
 SECURITIES.............         2,343            --            54          (2,397)             --
                          ------------  ------------  ------------    ------------    ------------
NET INCOME (LOSS)
 AVAILABLE FOR COMMON
 STOCK..................  $      2,808  $      5,764  $     (3,502)   $     (2,758)   $      2,312
                          ============  ============  ============    ============    ============

                        MCN CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 CONSOLIDATING STATEMENTS OF INCOME (UNAUDITED)
                                 (IN THOUSANDS)

                            MCN AND
                             OTHER                                  ELIMINATIONS AND  CONSOLIDATED
                          SUBSIDIARIES     MCNIC        MICHCON     RECLASSIFICATIONS    TOTALS
                          ------------  ------------  ------------  ----------------- -------------
                                              SIX MONTHS ENDED JUNE 30, 1996
                          -------------------------------------------------------------------------
OPERATING REVENUES......  $     10,146  $    394,058  $    753,719    $     (7,775)   $   1,150,148
                          ------------  ------------  ------------    ------------    -------------
OPERATING EXPENSES
 Cost of gas............         5,311       313,528       398,397          (5,739)         711,497
 Operation and
  maintenance...........           814        36,367       139,983          (2,037)         175,127
 Depreciation, depletion
  and amortization......           948        21,516        49,133              --           71,597
 Property and other
  taxes.................           863         4,941        33,612              --           39,416
                          ------------  ------------  ------------    ------------    -------------
 Total operating
  expenses..............         7,936       376,352       621,125          (7,776)         997,637
                          ------------  ------------  ------------    ------------    -------------
OPERATING INCOME........         2,210        17,706       132,594               1          152,511
                          ------------  ------------  ------------    ------------    -------------
EQUITY IN EARNINGS OF
 JOINT VENTURES AND
 SUBSIDIARIES...........       122,652         4,850           495        (122,168)           5,829
                          ------------  ------------  ------------    ------------    -------------
OTHER INCOME AND
 (DEDUCTIONS)
 Interest income........         4,793         1,876         1,219          (4,739)           3,149
 Interest on long-term
  debt..................           (19)      (12,514)      (19,992)             --          (32,525)
 Other interest expense.          (110)       (7,674)       (3,775)          4,739           (6,820)
 Dividends on preferred
  securities of
  subsidiaries..........            --            --            --          (4,707)          (4,707)
 Minority interest......            --           (65)         (702)             --             (767)
 Other..................          (190)        2,865          (182)             --            2,493
                          ------------  ------------  ------------    ------------    -------------
 Total other income and
  (deductions)..........         4,474       (15,512)      (23,432)         (4,707)         (39,177)
                          ------------  ------------  ------------    ------------    -------------
INCOME FROM CONTINUING
 OPERATIONS BEFORE
 INCOME TAXES...........       129,336         7,044       109,657        (126,874)         119,163
INCOME TAX PROVISION
 (BENEFIT)..............         1,309        (5,173)       38,766              --           34,902
                          ------------  ------------  ------------    ------------    -------------
INCOME FROM CONTINUING
 OPERATIONS.............       128,027        12,217        70,891        (126,874)          84,261
                          ------------  ------------  ------------    ------------    -------------
DISCONTINUED OPERATIONS,
 NET OF TAXES
 Income from operations.            --         1,595            --              --            1,595
 Gain on sale...........            --        36,176            --              --           36,176
                          ------------  ------------  ------------    ------------    -------------
 Total discontinued
  operations............            --        37,771            --              --           37,771
                          ------------  ------------  ------------    ------------    -------------
NET INCOME..............       128,027        49,988        70,891        (126,874)         122,032
DIVIDENDS ON PREFERRED
 SECURITIES.............         4,689            --            18          (4,707)              --
                          ------------  ------------  ------------    ------------    -------------
NET INCOME AVAILABLE FOR
 COMMON STOCK...........  $    123,338  $     49,988  $     70,873    $   (122,167)   $     122,032
                          ============  ============  ============    ============    =============
                                              SIX MONTHS ENDED JUNE 30, 1995
                          -------------------------------------------------------------------------
OPERATING REVENUES......  $      8,481  $    180,613  $    606,780    $     (7,443)   $     788,431
                          ------------  ------------  ------------    ------------    -------------
OPERATING EXPENSES
 Cost of gas............         3,883       131,126       282,167          (3,901)         413,275
 Operation and
  maintenance...........         2,871        21,195       150,003          (3,542)         170,527
 Depreciation, depletion
  and amortization......           812         9,872        44,881              --           55,565
 Property and other
  taxes.................           769         2,485        30,689              --           33,943
                          ------------  ------------  ------------    ------------    -------------
 Total operating
  expenses..............         8,335       164,678       507,740          (7,443)         673,310
                          ------------  ------------  ------------    ------------    -------------
OPERATING INCOME........           146        15,935        99,040              --          115,121
                          ------------  ------------  ------------    ------------    -------------
EQUITY IN EARNINGS OF
 JOINT VENTURES AND
 SUBSIDIARIES...........        64,491         1,064           376         (63,864)           2,067
                          ------------  ------------  ------------    ------------    -------------
OTHER INCOME AND
 (DEDUCTIONS)
 Interest income........         4,889         1,845         1,999          (4,419)           4,314
 Interest on long-term
  debt..................           (43)       (4,419)      (16,684)             --          (21,146)
 Other interest expense.           (24)       (6,876)       (3,651)          4,739           (5,812)
 Dividends on preferred
  securities of
  subsidiaries                      --            --            --          (4,815)          (4,815)
 Minority interest......            --        (1,169)           --               1           (1,168)
 Other..................         1,591          (362)       (1,579)           (322)            (672)
                          ------------  ------------  ------------    ------------    -------------
 Total other income and
  (deductions)..........         6,413       (10,981)      (19,915)         (4,816)         (29,299)
                          ------------  ------------  ------------    ------------    -------------
INCOME FROM CONTINUING
 OPERATIONS BEFORE
 INCOME TAXES...........        71,050         6,018        79,501         (68,680)          87,889
INCOME TAX PROVISION
 (BENEFIT)..............         1,295        (2,911)       27,339              --           25,723
                          ------------  ------------  ------------    ------------    -------------
INCOME FROM CONTINUING
 OPERATIONS.............        69,755         8,929        52,162         (68,680)          62,166
DISCONTINUED OPERATIONS,
 NET OF TAXES...........            --         1,736            --              --            1,736
                          ------------  ------------  ------------    ------------    -------------
NET INCOME..............        69,755        10,665        52,162         (68,680)          63,902
DIVIDENDS ON PREFERRED
 SECURITIES.............         4,687            --           128          (4,815)              --
                          ------------  ------------  ------------    ------------    -------------
NET INCOME AVAILABLE FOR
 COMMON STOCK...........  $     65,068  $     10,665  $     52,034    $    (63,865)   $      63,902
                          ============  ============  ============    ============    =============

                        MCN CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 CONSOLIDATING STATEMENTS OF INCOME (UNAUDITED)
                                 (IN THOUSANDS)

                            MCN AND
                             OTHER                                  ELIMINATIONS AND  CONSOLIDATED
                          SUBSIDIARIES     MCNIC        MICHCON     RECLASSIFICATIONS    TOTALS
                          ------------  ------------  ------------  ----------------- ------------
                                            TWELVE MONTHS ENDED JUNE 30, 1996
                          ------------------------------------------------------------------------
OPERATING REVENUES......  $     16,827  $    625,144  $  1,227,752    $    (12,774)    $ 1,856,949
                          ------------  ------------  ------------    ------------     -----------
OPERATING EXPENSES
 Cost of gas............         8,879       484,675       600,192          (9,331)      1,084,415
 Operation and
  maintenance...........         1,970        64,191       284,404          (3,444)        347,121
 Depreciation, depletion
  and amortization......         1,807        35,430        93,380              --         130,617
 Property and other
  taxes.................         1,424         7,818        59,935              --          69,177
                          ------------  ------------  ------------    ------------     -----------
 Total operating
  expenses..............        14,080       592,114     1,037,911         (12,775)      1,631,330
                          ------------  ------------  ------------    ------------     -----------
OPERATING INCOME........         2,747        33,030       189,841               1         225,619
                          ------------  ------------  ------------    ------------     -----------
EQUITY IN EARNINGS OF
 JOINT VENTURES AND
 SUBSIDIARIES...........       156,912         7,086           858        (155,849)          9,007
                          ------------  ------------  ------------    ------------     -----------
OTHER INCOME AND
 (DEDUCTIONS)
 Interest income........         9,589         3,582         3,203          (9,798)          6,576
 Interest on long-term
  debt..................           (52)      (17,825)      (39,128)             --         (57,005)
 Other interest expense.          (139)      (15,219)       (7,177)          9,478         (13,057)
 Dividends on preferred
  securities of
  subsidiaries.                     --            --            --          (9,502)         (9,502)
 Minority interest......            --        (1,387)         (702)             (1)         (2,090)
 Other..................          (298)        4,213        (4,012)            322             225
                          ------------  ------------  ------------    ------------     -----------
 Total other income and
  (deductions)..........         9,100       (26,636)      (47,816)         (9,501)        (74,853)
                          ------------  ------------  ------------    ------------     -----------
INCOME FROM CONTINUING
 OPERATIONS BEFORE
 INCOME TAXES...........       168,759        13,480       142,883        (165,349)        159,773
INCOME TAX PROVISION
 (BENEFIT)..............         2,132       (10,054)       52,431              --          44,509
                          ------------  ------------  ------------    ------------     -----------
INCOME FROM CONTINUING
 OPERATIONS.............       166,627        23,534        90,452        (165,349)        115,264
                          ------------  ------------  ------------    ------------     -----------
DISCONTINUED OPERATIONS,
 NET OF TAXES
 Income from operations.            --         3,446            --              --           3,446
 Gain on sale...........            --        36,176            --              --          36,176
                          ------------  ------------  ------------    ------------     -----------
 Total discontinued
  operations............            --        39,622            --              --          39,622
                          ------------  ------------  ------------    ------------     -----------
NET INCOME..............       166,627        63,156        90,452        (165,349)        154,886
DIVIDENDS ON PREFERRED
 SECURITIES.............         9,377            --           125          (9,502)             --
                          ------------  ------------  ------------    ------------     -----------
NET INCOME AVAILABLE FOR
 COMMON STOCK...........  $    157,250  $     63,156  $     90,327      $ (155,847)    $   154,886
                          ============  ============  ============    ============     ===========
                                            TWELVE MONTHS ENDED JUNE 30, 1995
                          ------------------------------------------------------------------------
OPERATING REVENUES......  $     14,030  $    350,273  $  1,012,245    $    (11,614)    $ 1,364,934
                          ------------  ------------  ------------    ------------     -----------
OPERATING EXPENSES
 Cost of gas............         6,467       267,278       450,352          (6,187)        717,910
 Operation and
  maintenance...........         2,842        36,472       308,279          (5,482)        342,111
 Depreciation, depletion
  and amortization......         1,499        16,009        86,528              --         104,036
 Property and other
  taxes.................         1,166         4,390        55,075              --          60,631
                          ------------  ------------  ------------    ------------     -----------
 Total operating
  expenses..............        11,974       324,149       900,234         (11,669)      1,224,688
                          ------------  ------------  ------------    ------------     -----------
OPERATING INCOME........         2,056        26,124       112,011              55         140,246
                          ------------  ------------  ------------    ------------     -----------
EQUITY IN EARNINGS OF
 JOINT VENTURES AND
 SUBSIDIARIES...........        71,133         2,677           592         (69,834)          4,568
                          ------------  ------------  ------------    ------------     -----------
OTHER INCOME AND
 (DEDUCTIONS)
 Interest income........         6,494         3,805         4,013          (5,972)          8,340
 Interest on long-term
  debt..................          (127)      (10,431)      (31,526)             --         (42,084)
 Other interest expense.           (87)       (9,729)       (9,075)          6,292         (12,599)
 Dividends on preferred
  securities of
  subsidiaries..........            --            --            --          (6,582)         (6,582)
 Minority interest......            --        (2,580)           --               1          (2,579)
 Other..................           306           155        (5,038)           (261)         (4,838)
                          ------------  ------------  ------------    ------------     -----------
 Total other income and
  (deductions)..........         6,586       (18,780)      (41,626)         (6,522)        (60,342)
                          ------------  ------------  ------------    ------------     -----------
INCOME FROM CONTINUING
 OPERATIONS BEFORE
 INCOME TAXES...........        79,775        10,021        70,977         (76,301)         84,472
INCOME TAX PROVISION
 (BENEFIT)..............         2,086        (5,649)       22,333             117          18,887
                          ------------  ------------  ------------    ------------     -----------
INCOME FROM CONTINUING
 OPERATIONS.............        77,689        15,670        48,644         (76,418)         65,585
DISCONTINUED OPERATIONS,
 NET OF TAXES...........            --         3,486            --              --           3,486
                          ------------  ------------  ------------    ------------     -----------
NET INCOME..............        77,689        19,156        48,644         (76,418)         69,071
DIVIDENDS ON PREFERRED
 SECURITIES.............         6,224            --           358          (6,582)             --
                          ------------  ------------  ------------    ------------     -----------
NET INCOME AVAILABLE FOR
 COMMON STOCK...........  $     71,465  $     19,156  $     48,286    $    (69,836)    $    69,071
                          ============  ============  ============    ============     ===========

                        MCN CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONCLUDED)
          CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                            MCN AND                               ELIMINATIONS
                             OTHER                                    AND        CONSOLIDATED
                          SUBSIDIARIES   MCNIC      MICHCON    RECLASSIFICATIONS    TOTALS
                          ------------ ----------  ----------  ----------------- ------------
                                           SIX MONTHS ENDED JUNE 30, 1996
                          -------------------------------------------------------------------
NET CASH FLOW FROM
 OPERATING ACTIVITIES...   $   21,924  $   76,877  $  163,577     $  (11,916)     $  250,462
                           ----------  ----------  ----------     ----------      ----------
CASH FLOW FROM FINANCING
 ACTIVITIES
 Notes payable, net.....           --     (30,000)   (138,344)            --        (168,344)
 Capital contributions
  received from
  (distributions paid
  to) affiliates, net...         (524)    (14,642)      1,614         13,552              --
 Common stock dividends
  paid..................      (30,990)         --      (7,000)         7,000         (30,990)
 Preferred securities
  dividends paid........       (4,689)         --         (54)         4,743              --
 Issuance of common
  stock.................        8,848          --          --             --           8,848
 Issuance of long-term
  debt..................           --     328,789      69,645             --         398,434
 Long-term commercial
  paper and credit
  facilities, net.......           --    (264,007)         --             --        (264,007)
 Retirement of long-term
  debt and preferred
  securities............           --      (1,008)     (4,347)             2          (5,353)
 Other..................       (5,978)         --          --             --          (5,978)
                           ----------  ----------  ----------     ----------      ----------
 Net cash provided from
  (used for) financing
  activities............      (33,333)     19,132     (78,486)        25,297         (67,390)
                           ----------  ----------  ----------     ----------      ----------
CASH FLOW FROM INVESTING
 ACTIVITIES
 Capital expenditures...       (2,216)   (141,048)    (73,823)            (1)       (217,088)
 Sale of Genix..........           --     137,500          --             --         137,500
 Acquisition of DIGP....           --     (78,620)         --             --         (78,620)
 Sale of interest in
  DIGP..................           --      31,500          --             --          31,500
 Investment in joint
  ventures and
  subsidiaries..........       (1,614)     (8,211)         --          1,674          (8,151)
 Return of investment in
  joint ventures and
  subsidiaries..........       14,642          --          --        (14,642)             --
 Other..................          462       1,187     (10,871)          (412)         (9,634)
                           ----------  ----------  ----------     ----------      ----------
 Net cash provided from
  (used for) investing
  activities............      11,274      (57,692)    (84,694)       (13,381)       (144,493)
                           ----------  ----------  ----------     ----------      ----------
NET INCREASE (DECREASE)
 IN CASH AND CASH
 EQUIVALENTS............         (135)     38,317         397             --          38,579
CASH AND CASH
 EQUIVALENTS, JANUARY 1.          168      10,622       8,469             --          19,259
                           ----------  ----------  ----------     ----------      ----------
CASH AND CASH
 EQUIVALENTS, JUNE 30...   $       33  $   48,939  $    8,866     $       --      $   57,838
                           ==========  ==========  ==========     ==========      ==========
                                           SIX MONTHS ENDED JUNE 30, 1995
                          -------------------------------------------------------------------
NET CASH FLOW FROM
 OPERATING ACTIVITIES...   $   17,064  $   59,143  $  207,842     $  (14,521)     $  269,528
                           ----------  ----------  ----------     ----------      ----------
CASH FLOW FROM FINANCING
 ACTIVITIES
 Notes payable, net.....           --       9,018    (166,582)            --        (157,564)
 Capital contributions
  received from
  (distributions paid
  to) affiliates, net...       (1,999)     72,686       7,000        (77,687)             --
 Common stock dividends
  paid..................      (27,963)         --      (6,500)         6,500         (27,963)
 Preferred securities
  dividends paid........       (4,688)         --        (169)         4,857              --
 Issuance of common
  stock.................      107,569          --          --             --         107,569
 Issuance of long-term
  debt..................           --          --      68,764             --          68,764
 Long-term commercial
  paper and credit
  facilities, net.......           --     (45,000)         --             --         (45,000)
 Retirement of long-term
  debt and preferred
  securities............         (247)     (1,174)     (3,763)            --          (5,184)
 Other..................           --        (707)         --             --            (707)
                           ----------  ----------  ----------     ----------      ----------
 Net cash provided from
  (used for) financing
  activities............      72,672       34,823    (101,250)       (66,330)        (60,085)
                           ----------  ----------  ----------     ----------      ----------
CASH FLOW FROM INVESTING
 ACTIVITIES
 Capital expenditures...       (2,169)    (99,330)    (75,891)            --        (177,390)
 Investment in joint
  ventures and
  subsidiaries..........      (87,462)     (3,245)         --         79,686         (11,021)
 Sale of investment in
  joint ventures........           --      10,803          --             --          10,803
 Other..................          (90)     (1,581)      1,582          1,165           1,076
                           ----------  ----------  ----------     ----------      ----------
 Net cash used for
  investing activities..      (89,721)    (93,353)    (74,309)        80,851        (176,532)
                           ----------  ----------  ----------     ----------      ----------
NET INCREASE IN CASH AND
 CASH EQUIVALENTS.......           15         613      32,283             --          32,911
CASH AND CASH
 EQUIVALENTS, JANUARY 1.           29      10,213       1,305             --          11,547
                           ----------  ----------  ----------     ----------      ----------
CASH AND CASH
 EQUIVALENTS, JUNE 30...   $       44  $   10,826  $   33,588     $       --      $   44,458
                           ==========  ==========  ==========     ==========      ==========

                               OTHER INFORMATION

EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

     EXHIBIT
     NUMBER                         DESCRIPTION
     -------                        -----------
     12-1    Computation of Ratio of Earnings to Fixed Charges for MCN
             Corporation.

     12-2    Computation of Ratio of Earnings to Fixed Charges for MCN
             Investment Corporation.

     27-1    Financial Data Schedule.

  (b) Reports on Form 8-K

    MCN filed a report on Form 8-K dated June 5, 1996, under Item 5, with respect to the announcement that it had signed a definitive agreement for the sale of its computer services subsidiary, The Genix Group, Inc., to Affiliated Computer Services, Inc.

    MCN filed an additional report on Form 8-K dated July 18, 1996, under
    Item 5, with respect to its second quarter 1996 earnings.

    MCN filed an additional report on Form 8-K dated July 24, 1996, under
    Item 5, with respect to the issuance of $80 million of 8 5/8% Trust Originated Preferred Securities (Preferred Securities) by MCN Financing
    I. The following documents were filed as Exhibits thereto:

      . Underwriting Agreement dated July 24, 1996 with respect to the Preferred Securities.

      . Opinion of Skadden, Arps, Slate, Meagher & Flom, special counsel to MCN, regarding the validity of the Preferred Securities.

      . Opinion of Daniel L. Schiffer, Senior Vice-President, General Counsel and Secretary of MCN, regarding the validity of the Preferred Securities.

    MCN filed an additional report on Form 8-K dated July 24, 1996, under
    Item 5, with respect to the issuance of the Preferred Securities by MCN Financing I. The following documents were filed as Exhibits thereto:

      . Amended and Restated Declaration of Trust of MCN Financing I, dated as of July 24, 1996.

      . Second Supplemental Indenture, dated as of July 24, 1996, between MCN and NBD Bank.

      . Subscription Agreement, dated as of July 24, 1996, between MCN Financing I and MCN.

      . Preferred Securities Guarantee Agreement, dated as of July 26, 1996, between MCN and Wilmington Trust Company.

      . Debenture Purchase Agreement, dated July 26, 1996, between MCN and MCN Financing I.

                                   SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MCN CORPORATION

                                                 /s/ Patrick Zurlinden
Date: August 13, 1996                     By: _________________________________
                                                     Patrick Zurlinden
                                                Vice President, Controller
                                               and Chief Accounting Officer