Form 10-Q
period 1996-09-30
MCN CORP
filed 1996-11-07
CIK 837579

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-Q

(MARK ONE)
   [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996, OR

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

                                Yes   X  No

  Number of shares outstanding of each of the registrant's classes of common stock, as of October 31, 1996:

              Common Stock, par value $.01 per share: 67,197,241

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               INDEX TO FORM 10-Q

                      FOR QUARTER ENDED SEPTEMBER 30, 1996

                                                                           PAGE
                                                                          NUMBER
                                                                          ------
COVER....................................................................    i
INDEX....................................................................   ii
PART I -- FINANCIAL INFORMATION
Item 1. Financial Statements.............................................   10
Item 2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations.................................    1
PART II -- OTHER INFORMATION
Item 1. Legal Proceedings................................................   25
Item 6. Exhibits and Reports on Form 8-K.................................   26
SIGNATURE................................................................   27

                       MCN CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

MCN reports quarterly seasonal loss -- MCN's loss from continuing operations was $13.4 million ($.20 per share) during the 1996 quarter, which was a $3.9 million ($.06 per share) larger loss than the same 1995 quarter. Earnings from continuing operations for the 1996 nine-month and twelve-month periods increased $18.2 million ($.24 per share) and $39.0 million ($.52 per share), respectively, over the comparable 1995 periods.

MCN's earnings for the nine- and twelve-month periods were increased by income from discontinued operations, including a one-time gain of $36.2 million ($.54 per share) from the sale of The Genix Group, Inc. (Genix), MCN's computer operations services subsidiary. As discussed in the "Discontinued Operations" section that follows, MCN sold Genix during the second quarter of 1996.

A summary of financial performance follows:

                                        QUARTER         9 MONTHS    12 MONTHS
                                     ---------------  ------------ ------------
                                      1996     1995    1996  1995   1996  1995
                                     -------  ------  ------ ----- ------ -----
NET INCOME (LOSS) (in Millions)
Continuing Operations:
 Gas Distribution................... $ (18.9) $(12.9) $ 53.1 $41.5 $ 87.2 $58.4
 Diversified Energy.................     5.5     3.4    17.7  11.1   24.2  14.0
                                     -------  ------  ------ ----- ------ -----
                                       (13.4)   (9.5)   70.8  52.6  111.4  72.4
                                     -------  ------  ------ ----- ------ -----
Discontinued Operations:
 Income From Operations.............      --      .9     1.6   2.7    2.5   3.6
 Gain on Sale.......................      --      --    36.2    --   36.2    --
                                     -------  ------  ------ ----- ------ -----
                                          --      .9    37.8   2.7   38.7   3.6
                                     -------  ------  ------ ----- ------ -----
                                     $ (13.4) $(8.6)  $108.6 $55.3 $150.1 $76.0
                                     =======  ======  ====== ===== ====== =====
EARNINGS (LOSS) PER SHARE
Continuing Operations:
 Gas Distribution................... $  (.28) $ (.20) $  .79 $ .65 $ 1.31 $ .93
 Diversified Energy.................     .08     .06     .27   .17    .36   .22
                                     -------  ------  ------ ----- ------ -----
                                        (.20)   (.14)   1.06   .82   1.67  1.15
                                     -------  ------  ------ ----- ------ -----
Discontinued Operations:
 Income From Operations.............      --     .01     .03   .04    .04   .06
 Gain on Sale.......................      --      --     .54    --    .54    --
                                     -------  ------  ------ ----- ------ -----
                                          --     .01     .57   .04    .58   .06
                                     -------  ------  ------ ----- ------ -----
                                     $  (.20) $ (.13) $ 1.63 $ .86 $ 2.25 $1.21
                                     =======  ======  ====== ===== ====== =====

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

GAS DISTRIBUTION

Quarterly results are down -- Given the seasonal nature of its business, Gas Distribution generally experiences a loss during the third quarter when the weather is warm and less gas is delivered to customers. However, Gas Distribution's loss of $18.9 million ($.28 per share) during the 1996 quarter was $6.0 million ($.08 per share) higher than the third quarter of 1995. These results were due mainly to increased operating expenses. Earnings for the 1996 nine- and twelve-month periods increased $11.6 million ($.14 per share) and $28.8 million ($.38 per share), respectively, from the same periods in 1995. The increases are due primarily to higher gas deliveries resulting from colder weather.

                                       QUARTER    9 MONTHS      12 MONTHS
                                      ---------- -----------   -------------
                                      1996  1995 1996  1995    1996    1995
                                      ----  ---- ----  -----   -----  ------
EFFECT OF WEATHER ON GAS MARKETS AND
 EARNINGS
Percentage Colder (Warmer) than
 Normal..............................  N/A   N/A  6.2%  (3.8)%   6.8%   (8.5)%
Increase (Decrease) from Normal in:
 Gas Markets (in Bcf)................  (.2)   .5  8.4   (4.3)   14.2   (14.2)
 Net Income (in Millions)............ $(.2) $ .4 $7.6  $(3.7)  $12.7  $(12.7)
 Earnings Per Share.................. $ --  $.01 $.11  $(.06)  $ .19  $ (.20)

GROSS MARGIN

Gross margin decreases -- Gas Distribution gross margin (operating revenues less cost of gas) decreased $1.6 million for the 1996 quarter due to higher lost gas costs, as discussed in the "Cost of Gas" section, partially offset by increased gas sales and transportation deliveries. Gross margin increased $23.9 million and $56.7 million for the 1996 nine- and twelve-month periods, respectively, due to increased gas sales and transportation deliveries.

                              QUARTER        9 MONTHS          12 MONTHS
                           --------------  --------------  ------------------
                            1996    1995    1996    1995     1996      1995
                           ------  ------  ------  ------  --------  --------
GAS DISTRIBUTION
 OPERATIONS (in Millions)
Operating Revenues*....... $119.0  $112.1  $882.8  $732.8  $1,257.6  $1,037.8
Cost of Gas...............   30.1    21.6   433.8   307.7     617.5     454.4
                           ------  ------  ------  ------  --------  --------
 Gross Margin.............   88.9    90.5   449.0   425.1     640.1     583.4
                           ------  ------  ------  ------  --------  --------
Other Operating Expenses*
 Operation & Maintenance..   69.8    62.0   211.9   214.7     297.0     302.6
 Depreciation & Depletion.   25.0    22.7    74.5    68.6      97.2      89.6
 Property & Other Taxes...   13.3    13.2    47.2    44.8      61.2      57.1
                           ------  ------  ------  ------  --------  --------
                            108.1    97.9   333.6   328.1     455.4     449.3
                           ------  ------  ------  ------  --------  --------
Operating Income (Loss)...  (19.2)   (7.4)  115.4    97.0     184.7     134.1
                           ------  ------  ------  ------  --------  --------
Equity in Earnings of
 Joint Ventures...........     .1      .3      .7      .9       1.1       1.2
                           ------  ------  ------  ------  --------  --------
Other Income &
 (Deductions)*
 Interest Income..........    1.5     1.3     2.7     3.5       3.6       4.6
 Interest Expense.........  (12.2)  (10.8)  (36.0)  (32.0)    (48.5)    (43.6)
 Minority Interest........    (.4)    (.6)   (1.1)   (1.8)     (1.7)     (2.5)
 Other....................     .7    (1.4)     .5    (2.9)     (2.2)     (5.7)
                           ------  ------  ------  ------  --------  --------
                            (10.4)  (11.5)  (33.9)  (33.2)    (48.8)    (47.2)
                           ------  ------  ------  ------  --------  --------
Income (Loss) Before
 Income Taxes.............  (29.5)  (18.6)   82.2    64.7     137.0      88.1
Income Taxes..............  (10.6)   (5.7)   29.1    23.2      49.8      29.7
                           ------  ------  ------  ------  --------  --------
Net Income (Loss)......... $(18.9) $(12.9) $ 53.1  $ 41.5  $   87.2  $   58.4
                           ======  ======  ======  ======  ========  ========

*Includes intercompany transactions.

GAS SALES AND END USER TRANSPORTATION deliveries in total increased .9 billion cubic feet (Bcf) in the 1996 quarter, and 20.2 Bcf and 42.6 Bcf in the nine- and twelve-month periods, respectively. The increase in the 1996 quarter is due primarily to market expansion and increased customer consumption. The increases in the nine- and twelve-month periods are due primarily to colder weather, as well as market expansion and increased consumption. End user transportation deliveries reflect transportation to the Michigan Power project, a 123 megawatt cogeneration plant in which MCN has a 50% interest. Deliveries to the project, which became operational in October 1995, are approximately 9 Bcf annually.

                                               QUARTER    9 MONTHS    12 MONTHS
                                             ----------- ----------- -----------
                                             1996  1995  1996  1995  1996  1995
                                             ----- ----- ----- ----- ----- -----
GAS DISTRIBUTION MARKETS (in Bcf)
Gas Sales...................................  14.5  14.4 152.6 136.8 225.7 193.0
End User Transportation.....................  28.6  27.8 108.1 103.7 150.1 140.2
                                             ----- ----- ----- ----- ----- -----
                                              43.1  42.2 260.7 240.5 375.8 333.2
Intermediate Transportation*................ 148.7  75.8 407.1 260.3 521.2 337.1
                                             ----- ----- ----- ----- ----- -----
                                             191.8 118.0 667.8 500.8 897.0 670.3
                                             ===== ===== ===== ===== ===== =====

*Includes intercompany volumes.

INTERMEDIATE TRANSPORTATION deliveries in the 1996 periods increased due to additional volumes transported for two major fixed-fee customers and increased transportation of Antrim gas for Michigan gas producers and brokers. In order to meet the growing demand for the transportation of Antrim gas, MichCon recently completed the expansion of the transportation capacity of its northern Michigan gathering system. The expansion enabled MichCon to transport an additional 31.7 Bcf, 91.6 Bcf and 107.8 Bcf in the 1996 quarter, nine- and twelve-month periods, respectively. Profit margins on intermediate transportation services are considerably less than margins on gas sales or for end user transportation markets.

COST OF GAS

Cost of gas is affected by variations in sales volumes and cost of gas rates. Through the Gas Cost Recovery (GCR) mechanism, MichCon is allowed timely recovery of 100% of its prudently and reasonably incurred cost of gas sold. Therefore, fluctuations in cost of gas sold have little or no effect on gross margins.

Cost of gas sold increased in all 1996 periods due to higher sales volumes and higher prices paid for natural gas in the spot market. The increase in market prices paid for gas resulted in an increase in the cost of gas per thousand cubic feet of $.58 (34%), $.59 (26%) and $.41(17%) for the quarter, nine- and twelve-month periods, respectively.

As discussed in MCN's 1995 Annual Report on Form 10-K, MichCon's gas sales rates are set to recover lost gas costs using an averaging method based on historical lost gas experience. An adjustment for the difference between the historical average lost gas amount and the actual lost gas amount is recorded to income at the end of the seasonal cycle ended August 31 of each year. The lost gas adjustment for the 1996 cycle, compared with the adjustment for the 1995 cycle, resulted in a $4.6 million decrease in gross margin for the quarter.

OTHER OPERATING EXPENSES

OPERATION AND MAINTENANCE expenses were higher in the 1996 quarter due primarily to increased uncollectible gas accounts that were driven higher by last winter's colder temperatures and rising gas prices, which significantly increased customers' heating bills. The impact of higher heating bills was worsened by a reduction in home heating assistance funding obtained by low-income customers. Operation and maintenance expenses decreased for 1996 nine- and twelve-month periods due to lower employee benefit costs, primarily pension and retiree healthcare costs. The reductions in the 1996 nine- and twelve-month periods were partially offset by increased uncollectibles expense. Management's continuing efforts to reduce operating costs also contributed to the decreases.

As discussed in MCN's 1995 Annual Report on Form 10-K, MichCon receives a significant amount of its heating assistance funding from the Low-Income Home Energy Assistance Program (LIHEAP). During 1995, Congress reduced a substantial portion of the program's funding for the 1996 fiscal year and there were proposals to eliminate all funding in future years. Michigan's share of LIHEAP funds was reduced from $78 million in fiscal year 1995 to $47.5 million in 1996. During October 1996, President Clinton signed an Omnibus Spending Bill passed by Congress that provided for $1 billion in LIHEAP funding, which increases 1997 funding by $100 million over 1996 levels.

DEPRECIATION AND DEPLETION increased in all 1996 periods due to higher plant balances, reflecting capital expenditures of $396.1 million over the past two calendar years.

PROPERTY AND OTHER TAXES for all 1996 periods increased due to higher property balances.

OTHER INCOME & DEDUCTIONS

Other income & deductions for all 1996 periods was affected by higher interest costs on increased borrowings required to finance capital investments in the Gas Distribution group. For the 1996 quarter, this increase in interest costs was more than offset by other income, which included higher allowances for funds used during construction due to increased construction during 1996.

INCOME TAXES

Income tax expense over the past two years has been affected by the favorable resolution of a number of tax issues. The favorable effect of those resolutions on income tax expense was $.7 million and $.4 million greater in the 1996 quarter and nine-month periods, respectively, when compared to the same 1995 periods. The favorable effect in the twelve-month period was $2.6 million less in 1996 than in 1995.

OUTLOOK

Gas Distribution's strategy is to grow revenues and reduce its costs in order to maintain strong returns and provide customers with quality service at competitive prices. Revenue growth will be achieved primarily through the expansion of Gas Distribution's base of 1.2 million residential, commercial and industrial customers. Gas Distribution will continue initiatives to increase productivity and improve customer services in order to strengthen its competitive position in the gas industry.

DIVERSIFIED ENERGY

Diversified Energy earnings continue to rise -- The Diversified Energy group reported quarterly earnings of $5.5 million ($.08 per share), an increase of $2.1 million ($.02 per share) from the comparable 1995 period. Earnings for the 1996 nine- and twelve-month periods increased $6.6 million ($.10 per share) and $10.2 million ($.14 per share), respectively. Reflecting the success of MCN's strategy to invest in various segments of the natural gas industry, earnings growth was achieved in all lines of business. The increased earnings were driven primarily by increased gas sales and levels of natural gas production. Results were also affected by increased financing costs in all periods as a result of additional capital needed to fund investments.

                                  QUARTER        9 MONTHS        12 MONTHS
                                -------------  --------------  --------------
                                 1996   1995    1996    1995    1996    1995
                                ------  -----  ------  ------  ------  ------
DIVERSIFIED ENERGY OPERATIONS
(in Millions)
Operating Revenues*............ $127.9  $79.8  $522.0  $254.9  $667.1  $344.3
                                ------  -----  ------  ------  ------  ------
Operating Expenses*............  118.8   75.4   495.0   239.8   633.3   322.9
                                ------  -----  ------  ------  ------  ------
Operating Income (Loss)
 Gas Services
  Exploration & Production.....    6.1    5.0    19.2    11.9    25.8    18.2
  Gas Gathering & Processing...    1.3     .1     3.7      .3     3.8      .4
  Gas Marketing & Cogeneration.    2.5    (.2)    5.8     4.7     6.9     5.1
                                ------  -----  ------  ------  ------  ------
                                   9.9    4.9    28.7    16.9    36.5    23.7
 Corporate & Other.............    (.8)   (.5)   (1.7)   (1.8)   (2.7)   (2.3)
                                ------  -----  ------  ------  ------  ------
                                   9.1    4.4    27.0    15.1    33.8    21.4
                                ------  -----  ------  ------  ------  ------
Equity in Earnings of Joint
Ventures.......................    2.2    1.5     7.4     2.9     8.4     3.3
                                ------  -----  ------  ------  ------  ------
Other Income & (Deductions)*
 Interest Income...............     .6     .5     2.4     2.5     3.5     3.6
 Interest Expense..............   (5.5)  (2.8)  (20.9)   (8.8)  (25.4)  (12.5)
 Dividends on Preferred
  Securities...................   (3.6)  (2.3)   (8.3)   (7.0)  (10.7)   (8.5)
 Other.........................    (.1)    --     2.5     1.1     3.7      .5
                                ------  -----  ------  ------  ------  ------
                                  (8.6)  (4.6)  (24.3)  (12.2)  (28.9)  (16.9)
                                ------  -----  ------  ------  ------  ------
Income Before Income Taxes.....    2.7    1.3    10.1     5.8    13.3     7.8
                                ------  -----  ------  ------  ------  ------
Income Taxes
 Current and Deferred
  Provision....................    1.2     .5     4.3     2.1     4.8     3.3
 Gas Production Tax Credits....   (4.0)  (2.6)  (11.9)   (7.4)  (15.7)   (9.5)
                                ------  -----  ------  ------  ------  ------
                                  (2.8)  (2.1)   (7.6)   (5.3)  (10.9)   (6.2)
                                ------  -----  ------  ------  ------  ------
Net Income..................... $  5.5  $ 3.4  $ 17.7  $ 11.1  $ 24.2  $ 14.0
                                ======  =====  ======  ======  ======  ======

*Includes intercompany transactions.

GAS SERVICES

EXPLORATION & PRODUCTION (E&P) operating income increased $1.1 million for the 1996 quarter, and $7.3 million and $7.6 million for the nine- and twelve-month periods, respectively. The results reflect a significantly higher level of gas and oil produced from properties that have been acquired since mid-1994 and the development of other new projects. Gas production was 15.1 Bcf and oil production was 255,000 barrels in the quarter, substantial increases over 1995 production levels of 8.6 Bcf of gas and 101,000 barrels of oil. Additionally, E&P operations have increased Diversified Energy's earnings through the generation of an increasing amount of federal gas production tax credits.

E&P operating results were impacted by the average natural gas sales rate per Mcf, which increased $.10 to $1.84 in the 1996 quarter. For the nine- and twelve-month periods, the average natural gas sales rate increased $.08 to $1.94 and $.10 to $2.01, respectively. The average sales rates include the effect of hedging with natural gas swap and futures agreements, which are used to limit Diversified Energy's exposure to the risk of market price fluctuations. As a result of strong gas prices in the marketplace, hedging had the effect of reducing the average sales rate for the 1996 quarter, nine- and twelve-month periods by $.17, $.26 and $.09 per Mcf, respectively. Conversely, hedging increased the average sales rates for the 1995 quarter, nine- and twelve-month periods by $.36, $.46 and $.37 per Mcf, respectively. E&P operating results also reflect an increase in the average oil sales rate per barrel of $3.86, $2.85 and $2.46 for the 1996 quarter, nine- and twelve-month periods, respectively. Partially offsetting the improved results were increases in the average production cost per Mcf equivalent.

MCN expects continued growth in E&P earnings through an increasing level of natural gas and oil production resulting from its focused efforts to acquire and develop reserves that generate favorable rates of return. At year end 1995, MCN had a proved reserve base of 858 Bcf of natural gas and 4.7 million barrels of oil, or the equivalent of another 28 Bcf of natural gas. More than $240 million has been invested to acquire and develop reserves during the first three quarters of 1996, with an additional $100 million expected by year end 1996. MCN expects ongoing increases in production levels as it acquires new reserves, completes additional developmental drilling and obtains the full benefits from previous acquisitions. Natural gas and oil production levels are estimated to exceed 60 Bcf equivalent (Bcfe) in 1996, almost double 1995 production levels of 33.7 Bcfe. Likewise, E&P operating income for 1996 is expected to be significantly above the $18.5 million generated in 1995.

GAS GATHERING & PROCESSING operating income increased $1.2 million for the 1996 quarter, and $3.4 million for both the nine- and twelve-month periods. The increases reflect income from the first quarter 1996 acquisition of a 99% interest in Dauphin Island Gathering Partners (DIGP), a general partnership that owns a 90-mile gas gathering system in the Mobile Bay area of offshore Alabama. MCN subsequently sold a 40% interest in the partnership to PanEnergy Dauphin Island Company (Note 2). MCN expects to enhance its opportunities to further develop and expand the DIGP gathering system in one of the fastest growing production areas of the country. Earnings were favorably affected by increased volumes of gas processed during the quarter, nine- and twelve-month periods of 8.4 Bcf, 19.3 Bcf and 22.4 Bcf, respectively.

GAS MARKETING & COGENERATION operating income increased to $2.5 million in the 1996 quarter compared to an operating loss of $.2 million in the 1995 quarter. Operating income increased $1.1 million for the nine-month period, and $1.8 million for the twelve-month period. Operating results for all periods were affected by a significant increase in sales volumes driven by additional sales to customers in the midwest and northeast United States, including the Michigan Power project. Operating results for the nine- and twelve-month periods were also favorably affected by increased sales to customers in eastern Canada. Operating income was further enhanced by improved gas sales margins, reflecting an increase in the average gas sales rate of $.66, $.88 and $.70 for the quarter, nine- and twelve-month periods, respectively.

                                               QUARTER   9 MONTHS    12 MONTHS
                                              --------- ----------- -----------
                                              1996 1995 1996  1995  1996  1995
                                              ---- ---- ----- ----- ----- -----
DIVERSIFIED ENERGY GAS STATISTICS* (in Bcf)
Gas Sales....................................
 Gas Marketing & Cogeneration................ 42.3 37.9 155.8 114.0 212.5 151.9
 Exploration & Production**..................  8.6  4.5  25.8  10.8  31.2  13.7
Transportation............................... 16.8   --  47.6    .6  48.1    .8
                                              ---- ---- ----- ----- ----- -----
                                              67.7 42.4 229.2 125.4 291.8 166.4
                                              ==== ==== ===== ===== ===== =====
Gas Production............................... 15.1  8.6  40.7  21.7  50.4  27.3
                                              ==== ==== ===== ===== ===== =====
Gas Processed................................ 12.7  4.3  30.5  11.2  35.6  13.2
                                              ==== ==== ===== ===== ===== =====

*Includes intercompany volumes.
**Represents gas sales made directly to third parties by E&P operations. Other
 E&P production is sold to affiliated companies for marketing.

RISK MANAGEMENT STRATEGY -- Risks associated with significant future E&P activities will be minimized by diversifying investments along the lines of geography, geology, risk profile and technology, as well as by partnering with operators who bring capital and expertise. MCN manages price risk by attempting to maintain a balanced portfolio of gas supply and gas sales agreements. MCN uses natural gas futures, options and swap contracts to manage its price risk by offsetting a large portion of its open positions. MCN has hedged most of its gas and oil production over the next ten years which is not covered by long-term fixed-price sales contracts.

CORPORATE & OTHER

Corporate & other reflects administrative expenses associated with corporate management activities.

EQUITY IN EARNINGS OF JOINT VENTURES

Earnings from joint ventures increased $.7 million, $4.5 million and $5.1 million for the 1996 quarter, nine- and twelve-month periods, respectively. The increases are primarily due to earnings from Gas Gathering & Processing ventures, reflecting income from the December 1995 acquisition of a 50% interest in a 40-mile gas gathering line in Virginia. Additionally, the improved earnings from other joint ventures for the nine- and twelve-month periods include $1.7 million from the sale of joint venture property.

                                            QUARTER    9 MONTHS    12 MONTHS
                                           ----------  ----------  ----------
                                           1996  1995  1996  1995  1996  1995
                                           ----  ----  ----  ----  ----  ----
EQUITY IN EARNINGS OF JOINT VENTURES (in
 Millions)
Gas Storage............................... $ .9  $1.1  $2.8  $3.4  $3.6  $3.8
Gas Gathering & Processing................  1.2    .1   3.1    .2   3.5    .6
Gas Marketing & Cogeneration..............  (.2)  (.3)  (.6)  (.9)  (.6) (1.2)
Other.....................................   .3    .6   2.1    .2   1.9    .1
                                           ----  ----  ----  ----  ----  ----
                                           $2.2  $1.5  $7.4  $2.9  $8.4  $3.3
                                           ====  ====  ====  ====  ====  ====

OTHER INCOME & DEDUCTIONS

Other income & deductions for all 1996 periods reflects higher interest costs on increased borrowings required to finance capital investments in the Diversified Energy group. Additionally, all 1996 periods reflect dividends on $80 million of preferred securities issued in July 1996 (Note 3c). The current twelve-month period also reflects higher dividends paid on $100 million of preferred securities issued in November 1994. Partially offsetting the increased interest and dividend costs was other income which includes pre-tax gains from the sale of a 40% interest in DIGP (Note 2).

INCOME TAXES

Income taxes for all 1996 periods were favorably impacted by increased federal gas production tax credits related to E&P projects, partially offset by increased federal taxes on improved pre-tax earnings.

OUTLOOK

MCN plans to continue aggressively growing its E&P reserve base, primarily in areas that generate attractive returns. The development of reserves will contribute toward a reliable long-term supply to meet the increased sales requirements of MCN's Gas Marketing & Cogeneration business as it expands into areas beyond Michigan's borders. Additionally, MCN expects oil to become a significantly larger portion of total proved reserves, creating a more diverse portfolio. MCN also plans to invest in gas gathering facilities, targeting areas that contain gas marketing or E&P opportunities.

DISCONTINUED OPERATIONS

In June 1996, MCN completed the sale of its computer operations subsidiary, Genix, to Affiliated Computer Services, Inc. for an initial sales price of $137.5 million, resulting in an after-tax gain of $36.2 million. In October 1996, the initial sales price was decreased by $4.6 million to reflect the reduction in Genix's working capital between the effective and closing dates of the transaction. The selling price of Genix could be further adjusted downward by as much as $40 million depending upon the occurrence of certain contingencies that include, among other things, retention of certain customers through mid-1998 and tax-related matters. Although Genix had experienced significant growth in revenues and operating income over the past several years, MCN's focused strategy is to invest in energy-related projects that generate higher rates of return. Summary statements and other information on discontinued computer operations can be found in Note 5 to the consolidated financial statements.

CAPITAL RESOURCES AND LIQUIDITY

OPERATING ACTIVITIES

MCN's cash flow from operating activities decreased $47.1 million during the 1996 nine-month period compared to the same 1995 period. The decrease was due primarily to an increase in working capital requirements, partially offset by higher income, after adjusting for depreciation, deferred taxes and the gain on the sale of Genix and DIGP interests.

FINANCING ACTIVITIES

MCN issues new shares of common stock pursuant to its Dividend Reinvestment and Stock Purchase Plans and various employee benefit plans. During 1996, MCN anticipates the issuance of new shares of common stock pursuant to these plans, generating proceeds of approximately $18 million. During the first nine months of 1996, issuances under these plans generated proceeds of $13.4 million.

In April 1996, MCN issued 5,865,000 Preferred Redeemable Increased Dividend Equity Securities (PRIDES), yielding 8 3/4% (Note 3b). The PRIDES are convertible securities that consist of a contract under which MCN is obligated to sell, and the PRIDES holders are obligated to purchase, approximately $135 million in MCN common stock in April 1999. The PRIDES are currently rated the equivalent of "BBB+" by the major rating agencies and enhance MCN's creditworthiness.

In July 1996, MCN issued through a wholly-owned trust 3,200,000 shares of 8 5/8% Trust Originated Preferred Securities (TOPrS) for $80 million (Note 3c). Proceeds from the issuance were invested by MCN in its Diversified Energy group which used such proceeds to reduce debt incurred to fund capital expenditures, working capital requirements and for general corporate purposes. The TOPrS are currently rated the equivalent of "BBB+" or "baa2" by the major rating agencies.

GAS DISTRIBUTION

During the latter part of the year, cash and cash equivalents normally decrease as funds are used to finance increases in gas inventories and customer accounts receivable. Short-term debt is normally reduced in the first part of each year as gas inventories are depleted and funds are received from winter heating sales. To meet its seasonal short-term borrowing needs, MichCon normally issues commercial paper which is backed by credit lines with several banks. MichCon has established credit lines to allow for borrowings of up to $100 million under a 364-day revolving credit facility and up to $150 million under a three-year revolving credit facility. Commercial paper of $192.1 million was outstanding as of September 30, 1996 under these lines.

In May 1996, MichCon issued first mortgage bonds totaling $70 million under its existing shelf registration. The proceeds were used to repay short-term obligations, finance capital expenditures and for general corporate purposes.

MichCon is planning on filing a shelf registration with the Securities and Exchange Commission in the fourth quarter of 1996 that will allow it to issue, in conjunction with an existing shelf registration, up to $300 million of debt securities over the next several years. MichCon's capital requirements and general market conditions will affect the timing and amount of future issuances.

DIVERSIFIED ENERGY

MCNIC has established credit lines to allow for borrowings of up to $100 million under a 364-day revolving credit facility and up to $300 million under a three-year revolving credit facility. The facilities support MCNIC's $400 million commercial paper program, which is used to finance capital investments of the Diversified Energy group and working capital requirements of its gas marketing operations. During the first nine months of 1996, MCNIC repaid $273 million of commercial paper, leaving a balance of $101 million outstanding under this program as of September 30, 1996.

In January and May 1996, MCNIC issued $200 million and $130 million, respectively, of medium-term notes, using the proceeds to repay commercial paper balances and for general corporate purposes.

                MANAGEMENT'S DISCUSSION AND ANALYSIS (CONCLUDED)

INVESTING ACTIVITIES

Capital investments equaled $492.6 million in the 1996 nine-month period compared to $388.4 million for the same period in 1995. The increase was due to higher Diversified Energy investments, primarily for E&P expenditures, as well as the DIGP acquisition. Gas Distribution capital expenditures were incurred for the construction of transportation pipelines and new distribution lines to reach communities not previously served by MichCon and to make improvements to existing systems.

MCN completed the sale of Genix (Note 5) and an interest in DIGP (Note 2) in 1996 resulting in proceeds of $173.5 million. Proceeds from these sales were used to reduce debt incurred to fund Diversified Energy's capital investments.

                                                                    9 MONTHS
                                                                 --------------
                                                                  1996   1995
                                                                 ------ -------
CAPITAL INVESTMENTS (in Millions)
Consolidated Capital Expenditures:
 Gas Distribution............................................... $148.2 $ 159.9
 Diversified Energy.............................................  253.6   169.0
 Discontinued Operations........................................    6.5     6.0
                                                                 ------ -------
                                                                  408.3   334.9
                                                                 ------ -------
MCN's Share of Joint Venture Capital Expenditures:
 Cogeneration...................................................    1.0    32.8
 Other..........................................................    4.7    10.3
                                                                 ------ -------
                                                                    5.7    43.1
                                                                 ------ -------
Acquisition (Note 2)............................................   78.6    10.5
                                                                 ------ -------
Minority Partners' Share of Consolidated Capital Expenditures...     --     (.1)
                                                                 ------ -------
Total Capital Investments....................................... $492.6 $ 388.4
                                                                 ====== =======

OUTLOOK

Capital investments in 1996 expected to reach $750 million -- MCN's strategic direction is to grow significantly by investing in a portfolio of energy-related projects. For 1996, MCN anticipates investing approximately $225 million in Gas Distribution and approximately $525 million in Diversified Energy. Capital investments in Gas Distribution will be made to add new gas sales customers, develop new gas transportation markets and make improvements to existing systems. This includes construction of a 59-mile loop of MichCon's existing Milford-to-Belle River Pipeline which will improve the overall reliability and efficiency of MichCon's gas storage and transmission system. The pipeline is anticipated to be completed in early 1997 at a cost of approximately $80 million. Within Diversified Energy, approximately $350 million will be invested in E&P projects for drilling operations and to acquire reserves in the Michigan, Appalachian, Midcontinent, Gulf Coast and Rocky Mountain regions. Diversified Energy will invest the remaining $175 million in gas gathering, gas processing and power generation projects. It is management's opinion that MCN and its subsidiaries will have sufficient capital resources, both internal and external, to meet anticipated capital requirements.

                        MCN CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF FINANCIAL POSITION (UNAUDITED)
                                 (IN THOUSANDS)


                                              SEPTEMBER 30,       DECEMBER 31,
                                          ----------------------  ------------
                                             1996        1995         1995
                                          ----------  ----------  ------------
ASSETS
CURRENT ASSETS
 Cash and cash equivalents, at cost
  (which approximates market value)...... $   35,910  $   16,825   $   19,259
 Accounts receivable, less allowance for
  doubtful accounts of $14,699, $13,325
  and $13,765, respectively..............    211,868     157,702      317,945
 Accrued unbilled revenues...............     22,429      19,081       92,410
 Accrued gas cost recovery revenues......     33,585          --           --
 Gas in inventory........................    153,610     154,987       71,763
 Property taxes assessed applicable to
  future periods.........................     24,455      22,702       60,633
 Other...................................     37,685      36,914       53,486
                                          ----------  ----------   ----------
                                             519,542     408,211      615,496
                                          ----------  ----------   ----------
DEFERRED CHARGES AND OTHER ASSETS
 Investment in and advances to joint
  ventures...............................    138,663      81,227      129,026
 Deferred swap losses and receivables
  (Note 6)...............................     47,364      40,336       54,807
 Deferred postretirement benefit costs...      7,809      15,363       13,112
 Deferred environmental costs (Note 7a)..     31,016          --       35,000
 Prepaid benefit costs...................     49,161      19,270       23,827
 Other...................................     97,334      91,268       90,626
                                          ----------  ----------   ----------
                                             371,347     247,464      346,398
                                          ----------  ----------   ----------
PROPERTY, PLANT AND EQUIPMENT, at cost
 Gas Distribution........................  2,629,067   2,357,248    2,496,711
 Exploration & Production................    819,806     432,124      576,810
 Gas Gathering & Processing..............    106,290      79,460       22,324
 Other...................................     16,907      59,304       64,709
                                          ----------  ----------   ----------
                                           3,572,070   2,928,136    3,160,554
 Less--Accumulated depreciation and
  depletion..............................  1,301,317   1,196,535    1,223,808
                                          ----------  ----------   ----------
                                           2,270,753   1,731,601    1,936,746
                                          ----------  ----------   ----------
                                          $3,161,642  $2,387,276   $2,898,640
                                          ==========  ==========   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
 Accounts payable........................ $  216,520  $  130,069   $  217,184
 Notes payable...........................    227,093     150,820      245,635
 Current portion of long-term debt,
  capital lease obligations and
  redeemable cumulative preferred
  securities.............................     84,704       7,226        7,000
 Federal income, property and other taxes
  payable................................     44,221      55,941       83,384
 Customer deposits.......................     10,805      10,294       11,550
 Other...................................     90,444      85,285       87,575
                                          ----------  ----------   ----------
                                             673,787     439,635      652,328
                                          ----------  ----------   ----------
DEFERRED CREDITS AND OTHER LIABILITIES
 Accumulated deferred income taxes.......    152,103     103,137      125,896
 Unamortized investment tax credit.......     35,389      37,270       36,797
 Tax benefits amortizable to customers...    113,112     112,257      114,668
 Deferred swap gains and payables (Note
  6).....................................     41,244      35,574       51,923
 Accrued postretirement benefit costs....         --      17,721       15,551
 Accrued environmental costs (Note 7a)...     35,000          --       35,000
 Minority interest (Note 2)..............     52,002      17,911       18,375
 Other...................................     99,232      80,784       93,470
                                          ----------  ----------   ----------
                                             528,082     404,654      491,680
                                          ----------  ----------   ----------
LONG-TERM DEBT, including capital lease
 obligations (Note 3a)...................  1,054,144     811,546      993,407
                                          ----------  ----------   ----------
REDEEMABLE CUMULATIVE PREFERRED
 SECURITIES OF SUBSIDIARY................     96,542      96,422       96,449
                                          ----------  ----------   ----------
MCN-OBLIGATED MANDATORILY REDEEMABLE
 PREFERRED SECURITIES OF MCN FINANCING
 HOLDING SOLELY JUNIOR SUBORDINATED
 DEBENTURES OF MCN (Note 3c).............     77,218          --           --
                                          ----------  ----------   ----------
COMMITMENTS AND CONTINGENCIES (Notes 3b
 and 7)

COMMON SHAREHOLDERS' EQUITY
 Common stock............................        672         662          664
 Additional paid-in capital..............    465,776     442,460      446,055
 Retained earnings.......................    280,478     192,353      218,425
 PRIDES yield enhancement and issuance
  costs (Note 3b)........................    (14,524)         --           --
 Unearned compensation...................       (533)       (456)        (368)
                                          ----------  ----------   ----------
                                             731,869     635,019      664,776
                                          ----------  ----------   ----------
                                          $3,161,642  $2,387,276   $2,898,640
                                          ==========  ==========   ==========

The notes to the consolidated financial statements are an integral part of this statement.

                        MCN CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                          THREE MONTHS ENDED     NINE MONTHS ENDED     TWELVE MONTHS ENDED
                             SEPTEMBER 30,         SEPTEMBER 30,          SEPTEMBER 30,
                          --------------------  --------------------  ----------------------
                            1996       1995        1996       1995       1996        1995
                          ---------  ---------  ----------  --------  ----------  ----------
OPERATING REVENUES......  $ 245,502  $ 190,691  $1,395,650  $979,122  $1,911,760  $1,370,232
                          ---------  ---------  ----------  --------  ----------  ----------
OPERATING EXPENSES
 Cost of gas............    111,674     79,067     823,171   492,342   1,117,022     710,434
 Operation and
  maintenance...........     89,206     72,487     264,333   243,014     363,840     334,553
 Depreciation, depletion
  and amortization......     38,316     27,736     109,913    83,301     141,197     107,948
 Property and other
  taxes.................     16,371     14,368      55,787    48,311      71,180      61,768
                          ---------  ---------  ----------  --------  ----------  ----------
                            255,567    193,658   1,253,204   866,968   1,693,239   1,214,703
                          ---------  ---------  ----------  --------  ----------  ----------
OPERATING INCOME (LOSS).    (10,065)    (2,967)    142,446   112,154     218,521     155,529
                          ---------  ---------  ----------  --------  ----------  ----------
EQUITY IN EARNINGS OF
 JOINT VENTURES.........      2,347      1,822       8,176     3,889       9,532       4,490
                          ---------  ---------  ----------  --------  ----------  ----------
OTHER INCOME AND
 (DEDUCTIONS)
 Interest income........      2,018      1,782       5,167     6,096       6,812       8,204
 Interest on long-term
  debt..................    (15,999)   (11,828)    (49,861)  (32,974)    (62,513)    (44,503)
 Other interest expense.     (1,761)    (2,181)     (7,244)   (7,993)    (11,300)    (11,638)
 Dividends on preferred
  securities of
  subsidiaries..........     (3,579)    (2,398)     (8,286)   (7,213)    (10,683)     (8,865)
 Minority interest......       (736)      (661)     (1,503)   (1,829)     (2,165)     (2,521)
 Other..................        956       (926)      3,449    (1,598)      2,107      (4,824)
                          ---------  ---------  ----------  --------  ----------  ----------
                            (19,101)   (16,212)    (58,278)  (45,511)    (77,742)    (64,147)
                          ---------  ---------  ----------  --------  ----------  ----------
INCOME (LOSS) FROM
 CONTINUING OPERATIONS
 BEFORE INCOME TAXES....    (26,819)   (17,357)     92,344    70,532     150,311      95,872
INCOME TAX PROVISION
 (BENEFIT)..............    (13,416)    (7,804)     21,486    17,919      38,897      23,492
                          ---------  ---------  ----------  --------  ----------  ----------
INCOME (LOSS) FROM
 CONTINUING OPERATIONS..    (13,403)    (9,553)     70,858    52,613     111,414      72,380
                          ---------  ---------  ----------  --------  ----------  ----------
DISCONTINUED OPERATIONS,
 NET OF TAXES (Note 5)
 Income from operations.         --        926       1,595     2,662       2,520       3,634
 Gain on sale...........         --         --      36,176        --      36,176          --
                          ---------  ---------  ----------  --------  ----------  ----------
                                 --        926      37,771     2,662      38,696       3,634
                          ---------  ---------  ----------  --------  ----------  ----------
NET INCOME (LOSS).......  $ (13,403) $  (8,627) $  108,629  $ 55,275  $  150,110  $   76,014
                          =========  =========  ==========  ========  ==========  ==========
EARNINGS (LOSS) PER
 SHARE
 Continuing Operations..  $    (.20) $    (.14) $     1.06  $    .82  $     1.67  $     1.15
                          ---------  ---------  ----------  --------  ----------  ----------
 Discontinued Operations
  (Note 5)
 Income from operations.         --        .01         .03       .04         .04         .06
 Gain on sale...........         --         --         .54        --         .54          --
                          ---------  ---------  ----------  --------  ----------  ----------
                                 --        .01         .57       .04         .58         .06
                          ---------  ---------  ----------  --------  ----------  ----------
                          $    (.20) $    (.13) $     1.63  $    .86  $     2.25  $     1.21
                          =========  =========  ==========  ========  ==========  ==========
AVERAGE COMMON SHARES
 OUTSTANDING............     67,073     66,103      66,845    64,214      66,711      63,075
                          =========  =========  ==========  ========  ==========  ==========
DIVIDENDS DECLARED PER
 SHARE..................  $   .2325  $   .2225  $    .6975  $  .6675  $    .9300  $    .8900
                          =========  =========  ==========  ========  ==========  ==========

            CONSOLIDATED STATEMENT OF RETAINED EARNINGS (UNAUDITED)
                                 (IN THOUSANDS)

                          THREE MONTHS ENDED     NINE MONTHS ENDED     TWELVE MONTHS ENDED
                             SEPTEMBER 30,         SEPTEMBER 30,          SEPTEMBER 30,
                          --------------------  --------------------  ----------------------
                            1996       1995        1996       1995       1996        1995
                          ---------  ---------  ----------  --------  ----------  ----------
BALANCE -- Beginning of
 period.................  $ 309,467  $ 215,801  $  218,425  $179,862  $  192,353  $  172,395
ADD -- Net income
 (loss).................    (13,403)    (8,627)    108,629    55,275     150,110      76,014
                          ---------  ---------  ----------  --------  ----------  ----------
                            296,064    207,174     327,054   235,137     342,463     248,409
DEDUCT -- Cash dividends
 declared on common
 stock..................     15,586     14,821      46,576    42,784      61,985      56,056
                          ---------  ---------  ----------  --------  ----------  ----------
BALANCE -- End of
 period.................  $ 280,478  $ 192,353  $  280,478  $192,353  $  280,478  $  192,353
                          =========  =========  ==========  ========  ==========  ==========

   The notes to the consolidated financial statements are an integral part of these statements.

                        MCN CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                           NINE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                          --------------------
                                                            1996       1995
                                                          ---------  ---------
CASH FLOW FROM OPERATING ACTIVITIES
 Net income.............................................. $ 108,629  $  55,275
 Adjustments to reconcile net income to net cash provided
  from operating activities
 Depreciation, depletion and amortization
  Per statement of income................................   109,913     83,301
  Charged to other accounts and discontinued operations..     9,103     10,565
 Deferred income taxes, current..........................    (5,863)    (5,343)
 Deferred income taxes and investment tax credit, net....    23,243      5,587
 Gain on sale of Genix and DIGP (Notes 2 and 5)..........   (38,767)       --
 Other...................................................    (1,629)     2,936
 Changes in assets and liabilities, exclusive of changes
  shown separately.......................................    (9,793)    89,652
                                                          ---------  ---------
   Net cash provided from operating activities...........   194,836    241,973
                                                          ---------  ---------
CASH FLOW FROM FINANCING ACTIVITIES
 Notes payable, net......................................   (18,542)   (77,987)
 Common stock dividends paid.............................   (46,576)   (42,784)
 Issuance of common stock................................    13,408    110,772
 Issuance of preferred securities (Note 3c)..............    77,218        --
 Issuance of long-term debt (Note 3a)....................   398,540    168,764
 Long-term commercial paper and credit facilities, net...  (256,630)   (39,398)
 Retirement of long-term debt and preferred stock........    (6,839)    (6,987)
 Other...................................................    (6,281)    (1,290)
                                                          ---------  ---------
   Net cash provided from financing activities...........   154,298    111,090
                                                          ---------  ---------
CASH FLOW FROM INVESTING ACTIVITIES
 Capital expenditures....................................  (401,518)  (330,349)
 Sale of Genix (Note 5)..................................   137,500        --
 Acquisition of DIGP (Note 2)............................   (78,620)       --
 Sale of interest in DIGP (Note 2).......................    36,000        --
 Investment in joint ventures............................    (9,942)   (24,119)
 Sale of investment in joint ventures....................       --      10,803
 Other...................................................   (15,903)    (4,120)
                                                          ---------  ---------
   Net cash used for investing activities................  (332,483)  (347,785)
                                                          ---------  ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS................    16,651      5,278
CASH AND CASH EQUIVALENTS, JANUARY 1.....................    19,259     11,547
                                                          ---------  ---------
CASH AND CASH EQUIVALENTS, SEPTEMBER 30.................. $  35,910  $  16,825
                                                          =========  =========
CHANGES IN ASSETS AND LIABILITIES, EXCLUSIVE OF CHANGES
 SHOWN SEPARATELY
 Accounts receivable, net................................ $  82,606  $  55,504
 Accrued unbilled revenues...............................    69,981     63,972
 Gas in inventory........................................   (81,847)   (23,338)
 Property taxes assessed applicable to future periods....    36,178     32,026
 Accrued/deferred gas cost recovery revenues.............   (34,163)   (17,653)
 Accounts payable........................................     7,464    (12,905)
 Federal income, property and other taxes payable........   (72,172)   (31,031)
 Other current assets and liabilities....................     7,444     29,260
 Deferred assets and liabilities.........................   (25,284)    (6,183)
                                                          ---------  ---------
                                                          $  (9,793) $  89,652
                                                          =========  =========
SUPPLEMENTAL DISCLOSURES
 Cash paid during the year for:
 Interest, net of amounts capitalized.................... $  53,152  $  33,428
                                                          =========  =========
 Federal income taxes.................................... $  18,434  $   9,366
                                                          =========  =========
 Noncash investing activities:
 Property purchased under capital leases................. $   6,765  $   3,087
                                                          =========  =========
 Land acquired in exchange for note receivable........... $     --   $   1,480
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

2. ACQUISITION AND DISPOSITION

During the first quarter of 1996, MCN acquired a 99% interest in Dauphin Island Gathering Partners, a general partnership that owns a 90-mile gas gathering system in the Mobile Bay area of offshore Alabama. The total cost of the acquisition was $78,620,000 and was accounted for under the purchase method. In June 1996, MCN sold a 35% interest in the partnership to PanEnergy Dauphin Island Company (PanEnergy) for $31,500,000. The sale resulted in an after-tax gain of $2,267,000. In July 1996, MCN sold an additional 5% interest in the partnership to PanEnergy for $4,500,000, generating an additional after-tax gain of $324,000.

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

  MCN is also obligated to pay the PRIDES holders a semi-annual yield enhancement payment at an annual rate of 2 1/4% of the stated amount. MCN has recorded the present value of the yield enhancement payments totaling $8,243,000 as a liability and a reduction to Common Shareholders' Equity on MCN's Consolidated Statement of Financial Position. The liability is reduced when the yield enhancement payments are paid. MCN has the right to defer the yield enhancement payments, in which case MCN cannot declare dividends on its common stock until the yield enhancement payments have been made. In addition, MCN has incurred costs of $6,281,000 in conjunction with the issuance of PRIDES and similarly has recorded them as a reduction to Common Shareholders' Equity.

  The Treasury Notes underlying the securities are pledged as collateral to secure the PRIDES holders' obligation to purchase MCN common stock under the stock purchase contract. At maturity in April 1999, the principal received from the U.S. Treasury Notes will be used to satisfy the PRIDES holders' obligation in full. Neither the PRIDES nor the U.S. Treasury Notes are included on MCN's Consolidated Statement of Financial Position. However, the issuance of common stock will be reflected when cash proceeds totaling approximately $135,000,000 are received by MCN in April 1999.

  C. TRUST ORIGINATED PREFERRED SECURITIES (TOPrS)

  In July 1996, MCN Financing I (MCN Financing), a business trust wholly owned by MCN, issued 3,200,000 shares of 8 5/8% TOPrS, at the liquidation preference value of $25 per share. The trust was formed for the sole purpose of issuing the preferred securities and lending the gross proceeds thereof to MCN. Holders of the preferred securities are entitled to receive cumulative dividends at an annual rate of 8 5/8% of the liquidation preference value. Dividends are payable quarterly and in substance are tax deductible by MCN. Gross proceeds of the issuance totaled $80,000,000 and were invested in an equivalent amount of 8 5/8% Junior Subordinated Debentures of MCN due 2036. MCN has the right to extend interest payment periods on the debentures for up to 20 consecutive quarters, and as a consequence, quarterly dividend payments on the preferred securities can be deferred by MCN Financing during any such interest payment period. In the event that MCN exercises this right, MCN may not declare dividends on its common stock. With MCN's consent, the preferred securities are redeemable at the option of MCN Financing, in whole or in part, during or after July 2001. In addition, upon final maturity of the debentures, MCN Financing is required to redeem the preferred securities.

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

  In October 1996, MCN entered into a five-year variable interest rate swap agreement with a notional amount of $80,000,000. The swap agreement effectively converts the TOPrS fixed dividend rate into a variable rate through October 2001.

4. LINES OF CREDIT

As discussed in MCN's 1995 Annual Report on Form 10-K, MichCon and MCNIC maintain credit lines that allow for borrowings of up to $200,000,000 under 364-day revolving credit facilities and up to $450,000,000 under three-year revolving credit facilities. These credit lines totaling $650,000,000 support their commercial paper programs. Commercial paper of $293,165,000 was outstanding as of September 30, 1996, of which $225,138,000 is classified as short-term. In July 1996, the 364-day revolving credit facilities were renewed.

5. DISCONTINUED OPERATIONS

On June 21, 1996, MCN completed the sale of its computer operations subsidiary, The Genix Group, Inc. (Genix), to Affiliated Computer Services, Inc. (ACS) for an initial sales price of $137,500,000, resulting in an after-tax gain of $36,176,000. Accordingly, Genix's results of operations after June 21, 1996 are not reflected in the Consolidated Statement of Income. In October 1996, the initial sales price was decreased by $4,600,000 to reflect the reduction in Genix's working capital between the effective and closing dates of the transaction. The sales price of Genix could be further adjusted downward by as much as $40,000,000 depending upon the occurrence of certain contingencies, which include, among other things, retention of certain customers through mid-1998 and tax-related matters. The following financial information summarizes Genix's operations:

                          THREE MONTHS ENDED       NINE MONTHS ENDED         TWELVE MONTHS ENDED
                             SEPTEMBER 30,           SEPTEMBER 30,              SEPTEMBER 30,
                         ---------------------  ------------------------  --------------------------
                            1996       1995        1996         1995          1996          1995
(in Thousands)           ---------- ----------  ----------  ------------  ------------  ------------
OPERATING REVENUES
 Non-affiliates......... $       -- $   22,559  $   48,054  $     65,303  $     72,658  $     86,224
 Affiliates.............         --      3,967       6,826        11,560        10,520        15,672
                         ---------- ----------  ----------  ------------  ------------  ------------
                                 --     26,526      54,880        76,863        83,178       101,896
                         ---------- ----------  ----------  ------------  ------------  ------------
OPERATING EXPENSES......         --     24,434      50,765        70,680        77,250        93,566
                         ---------- ----------  ----------  ------------  ------------  ------------
OPERATING INCOME........         --      2,092       4,115         6,183         5,928         8,330
                         ---------- ----------  ----------  ------------  ------------  ------------
OTHER INCOME AND
 (DEDUCTIONS)
 Interest expense--
  affiliate.............         --       (596)     (1,110)       (1,577)       (1,621)       (2,023)
 Other..................         --        166        (336)          251          (286)          384
                         ---------- ----------  ----------  ------------  ------------  ------------
                                 --       (430)     (1,446)       (1,326)       (1,907)       (1,639)
                         ---------- ----------  ----------  ------------  ------------  ------------
INCOME BEFORE INCOME
 TAXES..................         --      1,662       2,669         4,857         4,021         6,691
INCOME TAX PROVISION....         --        736       1,074         2,195         1,501         3,057
                         ---------- ----------  ----------  ------------  ------------  ------------
NET INCOME.............. $       -- $      926  $    1,595  $      2,662  $      2,520  $      3,634
                         ========== ==========  ==========  ============  ============  ============

                                           JUNE 21,   SEPTEMBER 30, DECEMBER 31,
                                             1996         1995          1995
(in Thousands)                           ------------ ------------- ------------
ASSETS
 Accounts receivable, net............... $     24,006 $     23,671  $     21,723
 Property, plant and equipment, net.....       33,216       29,427        30,717
 Other..................................       18,335       14,262        15,486
                                         ------------ ------------  ------------
                                         $     75,557 $     67,360  $     67,926
                                         ============ ============  ============
LIABILITIES
 Accounts payable....................... $      9,823 $      7,850  $      7,639
 Notes payable--affiliate...............       27,522       28,179        29,386
 Other..................................       15,578        9,198         9,926
                                         ------------ ------------  ------------
                                         $     52,923 $     45,227  $     46,951
                                         ============ ============  ============

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

The following assets and liabilities related to the use of gas and oil swap agreements are reflected in the Consolidated Statement of Financial Position:

                                                  SEPTEMBER 30,     DECEMBER 31,
                                              --------------------- ------------
(in Thousands)                                   1996       1995        1995
                                              ---------- ----------  ----------
DEFERRED SWAP LOSSES AND RECEIVABLES
 Unrealized losses........................... $   13,642 $   22,856  $   18,084
 Deferred receivables........................     33,722     17,807      37,345
                                              ---------- ----------  ----------
                                                  47,364     40,663      55,429
 Less--Current portion.......................         --        327         622
                                              ---------- ----------  ----------
                                              $   47,364 $   40,336  $   54,807
                                              ========== ==========  ==========
DEFERRED SWAP GAINS AND PAYABLES
 Unrealized gains............................ $   29,822 $   15,768  $   35,514
 Deferred payables...........................     22,778     30,642      25,532
                                              ---------- ----------  ----------
                                                  52,600     46,410      61,046
 Less--Current portion.......................     11,356     10,836       9,123
                                              ---------- ----------  ----------
                                              $   41,244 $   35,574  $   51,923
                                              ========== ==========  ==========

7. COMMITMENTS AND CONTINGENCIES

  A. ENVIRONMENTAL MATTERS

  As discussed in MCN's 1995 Annual Report on Form 10-K, MCN accrued an additional environmental remediation liability and corresponding regulatory asset of $35,000,000 in the fourth quarter of 1995. MCN has notified current and former insurance carriers of the environmental conditions and is pursuing its claims against these carriers. In 1996, MCN received payments from certain insurance carriers and expects additional insurance recoveries over the next several years. At September 30, 1996, the reserve balance is approximately $38,200,000, of which $3,200,000 is classified as current.

  B. GUARANTIES

  In 1990, MCN issued a guarantee, expiring no later than 2010, in conjunction with a Genix building lease. The lease agreement does not allow MCN to transfer its obligation under the guarantee to ACS, who acquired Genix in June 1996 (Note 5). However, ACS is obligated to reimburse MCN for any payments made as a result of this guarantee. Obligations under the guarantee approximated $15,300,000 at September 30, 1996.

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

8. ACCOUNTING PRONOUNCEMENT

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" in October 1995. The statement requires certain disclosures about stock-based employee compensation and encourages, but does not require, a fair-value-based method of accounting for such compensation. MCN is currently evaluating whether to adopt the fair-value-based method of accounting.

9. CONSOLIDATING FINANCIAL STATEMENTS

Debt securities issued by MCNIC are subject to a support agreement between MCN and MCNIC, under which MCN has committed to make payments of interest and principal on MCNIC's securities in the event of failure to pay by MCNIC. Under the terms of the support agreement, the assets of MCN, other than MichCon, and any cash dividends paid to MCN by any of its subsidiaries are available as recourse to holders of MCNIC's securities. The carrying value of MCN's assets on an unconsolidated basis, primarily investments in its subsidiaries other than MichCon, is $391,211,000 at September 30, 1996.

The following MCN consolidating financial statements are presented and include separately MCNIC, MichCon and MCN and other subsidiaries. MCN has determined that separate financial statements and other disclosures concerning MCNIC are not material to investors. The other MCN subsidiaries represent Citizens Gas Fuel Company, Blue Lake Holdings, Inc., MCN Michigan Limited Partnership and MCN Financing.

                        MCN CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) CONSOLIDATING STATEMENT OF FINANCIAL POSITION (UNAUDITED)
                                 (IN THOUSANDS)

                            MCN AND                                 ELIMINATIONS
                             OTHER                                       AND        CONSOLIDATED
                          SUBSIDIARIES     MCNIC       MICHCON    RECLASSIFICATIONS    TOTALS
                          ------------  ------------ ------------ ----------------- ------------
                                                   SEPTEMBER 30, 1996
                          ----------------------------------------------------------------------
ASSETS
CURRENT ASSETS
 Cash and cash
  equivalents, at cost..  $         --  $     17,627 $     18,282   $          1    $     35,910
 Accounts receivable....         5,163        96,026      133,899         (8,521)        226,567
 Less -- Allowance for
  doubtful accounts.....            67           520       14,112             --          14,699
                          ------------  ------------ ------------   ------------    ------------
 Accounts receivable,
  net...................         5,096        95,506      119,787         (8,521)        211,868
 Accrued unbilled
  revenue...............           232            --       22,197             --          22,429
 Accrued gas cost
  recovery revenues.....            --            --       33,585             --          33,585
 Gas in inventory.......            --        51,868      101,742             --         153,610
 Property taxes assessed
  applicable to future
  periods...............           107           892       23,456             --          24,455
 Other..................         1,726        15,554       22,602         (2,197)         37,685
                          ------------  ------------ ------------   ------------    ------------
                                 7,161       181,447      341,651        (10,717)        519,542
                          ------------  ------------ ------------   ------------    ------------
DEFERRED CHARGES AND
 OTHER ASSETS
 Investments in and
  advances to joint
  ventures and
  subsidiaries..........       925,538       109,928       20,357       (917,160)        138,663
 Deferred swap losses
  and receivables.......            --        47,364           --             --          47,364
 Deferred postretirement
  benefit costs.........           706            --        7,103             --           7,809
 Deferred environmental
  costs.................         3,000            --       28,016             --          31,016
 Prepaid benefit costs..            --            --       54,103         (4,942)         49,161
 Other..................         8,321        39,839       48,660            514          97,334
                          ------------  ------------ ------------   ------------    ------------
                               937,565       197,131      158,239       (921,588)        371,347
                          ------------  ------------ ------------   ------------    ------------
PROPERTY, PLANT AND
 EQUIPMENT, at cost.....        30,404       932,571    2,609,095             --       3,572,070
 Less--Accumulated
  depreciation and
  depletion.............        10,476        69,832    1,221,009             --       1,301,317
                          ------------  ------------ ------------   ------------    ------------
                                19,928       862,739    1,388,086             --       2,270,753
                          ------------  ------------ ------------   ------------    ------------
                          $    964,654  $  1,241,317 $  1,887,976   $   (932,305)   $  3,161,642
                          ============  ============ ============   ============    ============
LIABILITIES AND
 SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
 Accounts payable.......  $      7,892  $    117,440 $     99,223   $     (8,035)   $    216,520
 Notes payable..........            --        33,080      194,013             --         227,093
 Current portion of
  long-term debt,
  capital lease
  obligations and
  redeemable cumulative
  preferred securities..            55        31,436       53,213             --          84,704
 Federal income,
  property and other
  taxes payable.........        (3,559)       14,539       33,241             --          44,221
 Customer deposits......            18            --       10,787             --          10,805
 Other..................         6,758        34,997       50,885         (2,196)         90,444
                          ------------  ------------ ------------   ------------    ------------
                                11,164       231,492      441,362        (10,231)        673,787
                          ------------  ------------ ------------   ------------    ------------
DEFERRED CREDITS AND
 OTHER LIABILITIES
 Accumulated deferred
  income taxes..........        (1,285)       70,228       83,160             --         152,103
 Unamortized investment
  tax credit............           339            --       35,050             --          35,389
 Tax benefits
  amortizable to
  customers.............           182            --      112,930             --         113,112
 Deferred swap gains and
  payables..............            --        41,244           --             --          41,244
 Accrued environmental
  costs.................         3,000            --       32,000             --          35,000
 Minority interest......            --        33,499       18,503             --          52,002
 Other..................        28,474        15,862       59,838         (4,942)         99,232
                          ------------  ------------ ------------   ------------    ------------
                                30,710       160,833      341,481         (4,942)        528,082
                          ------------  ------------ ------------   ------------    ------------
LONG-TERM DEBT,
 including capital lease
 obligations............           365       502,525      551,254             --       1,054,144
                          ------------  ------------ ------------   ------------    ------------
REDEEMABLE CUMULATIVE
 PREFERRED SECURITIES OF
 SUBSIDIARY.............        96,542            --           --             --          96,542
                          ------------  ------------ ------------   ------------    ------------
MCN-OBLIGATED
 MANDATORILY REDEEMABLE
 PREFERRED SECURITIES OF
 MCN FINANCING..........        77,218            --           --             --          77,218
                          ------------  ------------ ------------   ------------    ------------
COMMON SHAREHOLDERS'
 EQUITY
 Common Stock...........           672             5       10,300        (10,305)            672
 Additional paid-in
  capital...............       471,868       238,721      230,399       (475,212)        465,776
 Retained earnings......       291,172       107,741      313,180       (431,615)        280,478
 PRIDES yield
  enhancement and
  issuance costs........       (14,524)           --           --             --         (14,524)
 Unearned compensation..          (533)           --           --             --            (533)
                          ------------  ------------ ------------   ------------    ------------
                               748,655       346,467      553,879       (917,132)        731,869
                          ------------  ------------ ------------   ------------    ------------
                          $    964,654  $  1,241,317 $  1,887,976   $   (932,305)   $  3,161,642
                          ============  ============ ============   ============    ============

                        MCN CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) CONSOLIDATING STATEMENT OF FINANCIAL POSITION (UNAUDITED)
                                 (IN THOUSANDS)

                            MCN AND                                  ELIMINATIONS
                             OTHER                                       AND        CONSOLIDATED
                          SUBSIDIARIES     MCNIC       MICHCON    RECLASSIFICATIONS    TOTALS
                          ------------  ------------ ------------ ----------------- ------------
                                                   SEPTEMBER 30, 1995
                          ----------------------------------------------------------------------
ASSETS
CURRENT ASSETS
 Cash and cash
  equivalents, at cost..  $         36  $     12,135 $      3,213   $      1,441    $     16,825
 Accounts receivable....         2,742        71,869      104,159         (7,743)        171,027
 Less -- Allowance for
  doubtful accounts.....            80           520       12,725            --           13,325
                          ------------  ------------ ------------   ------------    ------------
 Accounts receivable,
  net...................         2,662        71,349       91,434         (7,743)        157,702
 Accrued unbilled
  revenue...............           266           --        18,815            --           19,081
 Gas in inventory.......           --         62,479       92,508            --          154,987
 Property taxes assessed
  applicable to future
  periods...............            91           993       21,618            --           22,702
 Other..................           801         7,002       28,338            773          36,914
                          ------------  ------------ ------------   ------------    ------------
                                 3,856       153,958      255,926         (5,529)        408,211
                          ------------  ------------ ------------   ------------    ------------
DEFERRED CHARGES AND
 OTHER ASSETS
 Investments in and
  advances to joint
  ventures and
  subsidiaries..........       738,410        49,306       19,742       (726,231)         81,227
 Deferred swap losses
  and receivables.......           --         40,336          --             --           40,336
 Deferred postretirement
  benefit costs.........           750           --        14,613            --           15,363
 Prepaid benefit costs..           --            --        20,770         (1,500)         19,270
 Other..................         7,370        41,819       41,448            631          91,268
                          ------------  ------------ ------------   ------------    ------------
                               746,530       131,461       96,573       (727,100)        247,464
                          ------------  ------------ ------------   ------------    ------------
PROPERTY, PLANT AND
 EQUIPMENT, at cost.....        26,021       563,141    2,338,974            --        2,928,136
 Less -- Accumulated
  depreciation and
  depletion.............         9,298        52,213    1,135,024            --        1,196,535
                          ------------  ------------ ------------   ------------    ------------
                                16,723       510,928    1,203,950            --        1,731,601
                          ------------  ------------ ------------   ------------    ------------
                              $767,109  $    796,347 $  1,556,449   $   (732,629)   $  2,387,276
                          ============  ============ ============   ============    ============
LIABILITIES AND
 SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
 Accounts payable.......  $      1,979  $     63,339 $     69,691   $     (4,940)   $    130,069
 Notes payable..........           --         39,000      111,820            --          150,820
 Current portion of
  long-term debt,
  capital lease
  obligations and
  redeemable cumulative
  preferred securities..           485         2,805        3,936            --            7,226
 Federal income,
  property and other
  taxes payable.........        (2,447)       13,202       45,186            --           55,941
 Customer deposits......            17           --        10,277            --           10,294
 Other..................         3,711        24,462       57,107              5          85,285
                          ------------  ------------ ------------   ------------    ------------
                                 3,745       142,808      298,017         (4,935)        439,635
                          ------------  ------------ ------------   ------------    ------------
DEFERRED CREDITS AND
 OTHER LIABILITIES
 Accumulated deferred
  income taxes..........          (685)       42,886       60,863             73         103,137
 Unamortized investment
  tax credit............           368           --        36,902            --           37,270
 Tax benefits
  amortizable to
  customers.............           172           --       112,085            --          112,257
 Deferred swap gains and
  payables..............           --         35,574          --             --           35,574
 Accrued postretirement
  benefit costs.........         2,125         1,059       14,537            --           17,721
 Minority interest......           --         17,911          --             --           17,911
 Other..................        14,457         7,801       60,025         (1,499)         80,784
                          ------------  ------------ ------------   ------------    ------------
                                16,437       105,231      284,412         (1,426)        404,654
                          ------------  ------------ ------------   ------------    ------------
LONG-TERM DEBT,
 including capital lease
 obligations............           425       294,086      517,035            --          811,546
                          ------------  ------------ ------------   ------------    ------------
REDEEMABLE CUMULATIVE
 PREFERRED SECURITIES OF
 SUBSIDIARY.............        96,422           --           --             --           96,422
                          ------------  ------------ ------------   ------------    ------------
COMMON SHAREHOLDERS'
 EQUITY
 Common Stock...........           662             5       10,300        (10,305)            662
 Additional paid-in
  capital...............       449,352       210,122      211,777       (428,791)        442,460
 Retained earnings......       200,522        44,095      234,908       (287,172)        192,353
 Unearned compensation..          (456)          --           --             --             (456)
                          ------------  ------------ ------------   ------------    ------------
                               650,080       254,222      456,985       (726,268)        635,019
                          ------------  ------------ ------------   ------------    ------------
                          $    767,109  $    796,347 $  1,556,449   $   (732,629)   $  2,387,276
                          ============  ============ ============   ============    ============

                        MCN CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) CONSOLIDATING STATEMENT OF FINANCIAL POSITION (UNAUDITED)
                                 (IN THOUSANDS)

                            MCN AND                                ELIMINATIONS
                             OTHER                                     AND        CONSOLIDATED
                          SUBSIDIARIES    MCNIC      MICHCON    RECLASSIFICATIONS    TOTALS
                          ------------  ----------  ----------  ----------------- ------------
                                                  DECEMBER 31, 1995
                          --------------------------------------------------------------------
ASSETS
CURRENT ASSETS
 Cash and cash
  equivalents, at cost..   $      168   $   10,622  $    8,469      $       --     $   19,259
 Accounts receivable....        4,934      147,510     188,353          (9,087)       331,710
 Less -- Allowance for
  doubtful accounts.....           70          445      13,250              --         13,765
                           ----------   ----------  ----------      ----------     ----------
 Accounts receivable,
  net...................        4,864      147,065     175,103          (9,087)       317,945
 Accrued unbilled
  revenue...............        1,276           --      91,134              --         92,410
 Gas in inventory.......           --       31,572      40,191              --         71,763
 Property taxes assessed
  applicable to future
  periods...............          176        3,508      56,949              --         60,633
 Other..................          596       30,417      32,498         (10,025)        53,486
                           ----------   ----------  ----------      ----------     ----------
                                7,080      223,184     404,344         (19,112)       615,496
                           ----------   ----------  ----------      ----------     ----------
DEFERRED CHARGES AND
 OTHER ASSETS
 Investments in and
  advances to joint
  ventures and
  subsidiaries..........      773,344      100,483      20,318        (765,119)       129,026
 Deferred swap losses
  and receivables.......           --       54,807          --              --         54,807
 Deferred postretirement
  benefit costs.........          740           --      12,372              --         13,112
 Deferred environmental
  costs.................        3,000           --      32,000              --         35,000
 Prepaid benefit costs..           --           --      25,438          (1,611)        23,827
 Other..................        7,501       39,949      42,061           1,115         90,626
                           ----------   ----------  ----------      ----------     ----------
                              784,585      195,239     132,189        (765,615)       346,398
                           ----------   ----------  ----------      ----------     ----------
PROPERTY, PLANT AND
 EQUIPMENT, at cost.....       27,784      719,650   2,413,120              --      3,160,554
 Less -- Accumulated
  depreciation and
  depletion.............        9,732       62,916   1,151,160              --      1,223,808
                           ----------   ----------  ----------      ----------     ----------
                               18,052      656,734   1,261,960              --      1,936,746
                           ----------   ----------  ----------      ----------     ----------
                           $  809,717   $1,075,157  $1,798,493      $ (784,727)    $2,898,640
                           ==========   ==========  ==========      ==========     ==========
LIABILITIES AND
 SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
 Accounts payable.......   $    4,489   $  112,630  $  108,208      $   (8,143)    $  217,184
 Notes payable..........           --       49,000     196,635              --        245,635
 Current portion of
  long-term debt,
  capital lease
  obligations and
  redeemable cumulative
  preferred securities..           55        2,976       3,969              --          7,000
 Federal income,
  property and other
  taxes payable.........        1,372        6,180      85,195          (9,363)        83,384
 Customer deposits......           19           --      11,531              --         11,550
 Other..................        2,935       20,715      64,587            (662)        87,575
                           ----------   ----------  ----------      ----------     ----------
                                8,870      191,501     470,125         (18,168)       652,328
                           ----------   ----------  ----------      ----------     ----------
DEFERRED CREDITS AND
 OTHER LIABILITIES
 Accumulated deferred
  income taxes..........         (590)      65,341      61,146              (1)       125,896
 Unamortized investment
  tax credit............          360           --      36,437              --         36,797
 Tax benefits
  amortizable to
  customers.............          181           --     114,487              --        114,668
 Deferred swap gains and
  payables..............           --       51,923          --              --         51,923
 Accrued postretirement
  benefit costs.........        2,177          713      12,661              --         15,551
 Accrued environmental
  costs.................        3,000           --      32,000              --         35,000
 Minority interest......           --       18,375          --              --         18,375
 Other..................       18,175       11,546      65,252          (1,503)        93,470
                           ----------   ----------  ----------      ----------     ----------
                               23,303      147,898     321,983          (1,504)       491,680
                           ----------   ----------  ----------      ----------     ----------
LONG-TERM DEBT,
 including capital lease
 obligations............          420      476,424     516,564              (1)       993,407
                           ----------   ----------  ----------      ----------     ----------
REDEEMABLE CUMULATIVE
 PREFERRED SECURITIES OF
 SUBSIDIARY.............       96,449           --          --              --         96,449
                           ----------   ----------  ----------      ----------     ----------
COMMON SHAREHOLDERS'
 EQUITY
 Common Stock...........          664            5      10,300         (10,305)           664
 Additional paid-in
  capital...............      453,220      207,103     211,777        (426,045)       446,055
 Retained earnings......      227,159       52,226     267,744        (328,704)       218,425
 Unearned compensation..         (368)          --          --              --           (368)
                           ----------   ----------  ----------      ----------     ----------
                              680,675      259,334     489,821        (765,054)       664,776
                           ----------   ----------  ----------      ----------     ----------
                           $  809,717   $1,075,157  $1,798,493      $ (784,727)    $2,898,640
                           ==========   ==========  ==========      ==========     ==========

                        MCN CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 CONSOLIDATING STATEMENTS OF INCOME (UNAUDITED)
                                 (IN THOUSANDS)

                            MCN AND                          ELIMINATIONS
                             OTHER                                AND        CONSOLIDATED
                          SUBSIDIARIES  MCNIC    MICHCON   RECLASSIFICATIONS    TOTALS
                          ------------ --------  --------  ----------------- ------------
                                      THREE MONTHS ENDED SEPTEMBER 30, 1996
                          ---------------------------------------------------------------
OPERATING REVENUES......   $   1,726   $127,904  $117,251      $ (1,379)      $ 245,502
                           --------    --------  --------      --------       --------
OPERATING EXPENSES
 Cost of gas............         964     82,474    29,163          (927)        111,674
 Operation and
  maintenance...........         416     20,514    68,727          (451)         89,206
 Depreciation, depletion
  and amortization......         488     12,998    24,830            --          38,316
 Property and other
  taxes.................         418      2,792    13,161            --          16,371
                           --------    --------  --------      --------       --------
                               2,286    118,778   135,881        (1,378)        255,567
                           --------    --------  --------      --------       --------
OPERATING INCOME (LOSS).        (560)     9,126   (18,630)           (1)        (10,065)
                           --------    --------  --------      --------       --------
EQUITY IN EARNINGS
 (LOSS) OF JOINT
 VENTURES AND
 SUBSIDIARIES...........     (12,166)     2,055       203        12,255           2,347
                           --------    --------  --------      --------       --------
OTHER INCOME AND
 (DEDUCTIONS)
 Interest income........       3,689        582     1,401        (3,654)          2,018
 Interest on long-term
  debt..................          (1)    (4,985)  (11,013)           --         (15,999)
 Other interest expense.        (136)    (4,061)   (1,217)        3,653          (1,761)
 Dividends on preferred
  securities of
  subsidiaries..........          --         --        --        (3,579)         (3,579)
 Minority interest......          --       (405)     (332)            1            (736)
 Other..................          15        277       664            --             956
                           --------    --------  --------      --------       --------
                               3,567     (8,592)  (10,497)       (3,579)        (19,101)
                           --------    --------  --------      --------       --------
INCOME (LOSS) FROM
 CONTINUING OPERATIONS
 BEFORE INCOME TAXES....      (9,159)     2,589   (28,924)        8,675         (26,819)
INCOME TAX PROVISION
 (BENEFIT)..............           9     (2,938)  (10,487)           --         (13,416)
                           --------    --------  --------      --------       --------
INCOME (LOSS) FROM
 CONTINUING OPERATIONS..      (9,168)     5,527   (18,437)        8,675         (13,403)
                           --------    --------  --------      --------       --------
DISCONTINUED OPERATIONS,
 NET OF TAXES
 Income from operations.          --         --        --            --              --
 Gain on sale...........          --         --        --            --              --
                           --------    --------  --------      --------       --------
                                  --         --        --            --              --
                           --------    --------  --------      --------       --------
NET INCOME (LOSS).......      (9,168)     5,527   (18,437)        8,675         (13,403)
DIVIDENDS ON PREFERRED
 SECURITIES.............       3,579         --        --        (3,579)             --
                           --------    --------  --------      --------       --------
NET INCOME (LOSS)
 AVAILABLE FOR COMMON
 STOCK..................   $ (12,747)  $  5,527  $(18,437)     $ 12,254       $ (13,403)
                           ========    ========  ========      ========       ========
                                      THREE MONTHS ENDED SEPTEMBER 30, 1995
                          ---------------------------------------------------------------
OPERATING REVENUES......   $   1,472   $ 82,870  $107,522      $ (1,173)      $ 190,691
                           --------    --------  --------      --------       --------
OPERATING EXPENSES
 Cost of gas............         639     58,127    20,963          (662)         79,067
 Operation and
  maintenance...........         517     11,731    60,750          (511)         72,487
 Depreciation, depletion
  and amortization......         424      5,205    22,107            --          27,736
 Property and other
  taxes.................         262      1,308    12,798            --          14,368
                           --------    --------  --------      --------       --------
                               1,842     76,371   116,618        (1,173)        193,658
                           --------    --------  --------      --------       --------
OPERATING INCOME (LOSS).        (370)     6,499    (9,096)           --          (2,967)
                           --------    --------  --------      --------       --------
EQUITY IN EARNINGS
 (LOSS) OF JOINT
 VENTURES AND
 SUBSIDIARIES...........      (7,583)     1,431       123         7,851           1,822
                           --------    --------  --------      --------       --------
OTHER INCOME AND
 (DEDUCTIONS)
 Interest income........       2,398        861       765        (2,242)          1,782
 Interest on long-term
  debt..................         (20)    (2,083)   (9,726)            1         (11,828)
 Other interest expense.         (15)    (3,761)     (774)        2,369          (2,181)
 Dividends on preferred
  securities of
  subsidiaries..........          --         --        --        (2,398)         (2,398)
 Minority interest......          --       (660)       --            (1)           (661)
 Other..................         (67)        26      (758)         (127)           (926)
                           --------    --------  --------      --------       --------
                               2,296     (5,617)  (10,493)       (2,398)        (16,212)
                           --------    --------  --------      --------       --------
INCOME (LOSS) FROM
 CONTINUING OPERATIONS
 BEFORE INCOME TAXES....      (5,657)     2,313   (19,466)        5,453         (17,357)
INCOME TAX PROVISION
 (BENEFIT)..............         130     (1,797)   (6,138)            1          (7,804)
                           --------    --------  --------      --------       --------
INCOME (LOSS) FROM
 CONTINUING OPERATIONS..      (5,787)     4,110   (13,328)        5,452          (9,553)
DISCONTINUED OPERATIONS,
 NET OF TAXES...........          --        926        --            --             926
                           --------    --------  --------      --------       --------
NET INCOME (LOSS).......      (5,787)     5,036   (13,328)        5,452          (8,627)
DIVIDENDS ON PREFERRED
 SECURITIES.............       2,344         --        54        (2,398)             --
                           --------    --------  --------      --------       --------
NET INCOME (LOSS)
 AVAILABLE FOR COMMON
 STOCK..................   $  (8,131)  $  5,036  $(13,382)     $  7,850       $  (8,627)
                           ========    ========  ========      ========       ========

                        MCN CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 CONSOLIDATING STATEMENTS OF INCOME (UNAUDITED)
                                 (IN THOUSANDS)

                            MCN AND                          ELIMINATIONS
                             OTHER                               AND         CONSOLIDATED
                          SUBSIDIARIES  MCNIC    MICHCON   RECLASSIFICATIONS    TOTALS
                          ------------ --------  --------  ----------------- ------------
                                      NINE MONTHS ENDED SEPTEMBER 30, 1996
                          ---------------------------------------------------------------
OPERATING REVENUES......   $  11,872   $521,962  $870,970      $  (9,154)     $1,395,650
                           --------    --------  --------      ---------      ----------
OPERATING EXPENSES
 Cost of gas............       6,275    396,002   427,560         (6,666)        823,171
 Operation and
  maintenance...........       1,230     56,881   208,710         (2,488)        264,333
 Depreciation, depletion
  and amortization......       1,436     34,514    73,963             --         109,913
 Property and other
  taxes.................       1,281      7,733    46,773             --          55,787
                           --------    --------  --------      ---------      ----------
                              10,222    495,130   757,006         (9,154)      1,253,204
                           --------    --------  --------      ---------      ----------
OPERATING INCOME........       1,650     26,832   113,964             --         142,446
                           --------    --------  --------      ---------      ----------
EQUITY IN EARNINGS OF
 JOINT VENTURES AND
 SUBSIDIARIES...........     110,486      6,905       698       (109,913)          8,176
                           --------    --------  --------      ---------      ----------
OTHER INCOME AND
 (DEDUCTIONS)
 Interest income........       8,482      2,458     2,620         (8,393)          5,167
 Interest on long-term
  debt..................         (20)   (18,836)  (31,005)            --         (49,861)
 Other interest expense.        (246)   (10,398)   (4,992)         8,392          (7,244)
 Dividends on preferred
  securities of
  subsidiaries..........          --         --        --         (8,286)         (8,286)
 Minority interest......          --       (470)   (1,034)             1          (1,503)
 Other..................        (175)     3,142       482             --           3,449
                           --------    --------  --------      ---------      ----------
                               8,041    (24,104)  (33,929)        (8,286)        (58,278)
                           --------    --------  --------      ---------      ----------
INCOME FROM CONTINUING
 OPERATIONS BEFORE
 INCOME TAXES...........     120,177      9,633    80,733       (118,199)         92,344
INCOME TAX PROVISION
 (BENEFIT)..............       1,318     (8,111)   28,279             --          21,486
                           --------    --------  --------      ---------      ----------
INCOME FROM CONTINUING
 OPERATIONS.............     118,859     17,744    52,454       (118,199)         70,858
                           --------    --------  --------      ---------      ----------
DISCONTINUED OPERATIONS,
 NET OF TAXES
 Income from operations.          --      1,595        --             --           1,595
 Gain on sale...........          --     36,176        --             --          36,176
                           --------    --------  --------      ---------      ----------
                                  --     37,771        --             --          37,771
                           --------    --------  --------      ---------      ----------
NET INCOME..............     118,859     55,515    52,454       (118,199)        108,629
DIVIDENDS ON PREFERRED
 SECURITIES.............       8,268         --        18         (8,286)             --
                           --------    --------  --------      ---------      ----------
NET INCOME AVAILABLE FOR
 COMMON STOCK...........   $ 110,591   $ 55,515  $ 52,436      $(109,913)     $  108,629
                           ========    ========  ========      =========      ==========
                                      NINE MONTHS ENDED SEPTEMBER 30, 1995
                          ---------------------------------------------------------------
OPERATING REVENUES......   $   9,953   $263,483  $714,302      $  (8,616)     $  979,122
                           --------    --------  --------      ---------      ----------
OPERATING EXPENSES
 Cost of gas............       4,522    189,253   303,130         (4,563)        492,342
 Operation and
  maintenance...........       3,388     32,926   210,753         (4,053)        243,014
 Depreciation, depletion
  and amortization......       1,236     15,077    66,988             --          83,301
 Property and other
  taxes.................       1,031      3,793    43,487             --          48,311
                           --------    --------  --------      ---------      ----------
                              10,177    241,049   624,358         (8,616)        866,968
                           --------    --------  --------      ---------      ----------
OPERATING INCOME (LOSS).        (224)    22,434    89,944             --         112,154
                           --------    --------  --------      ---------      ----------
EQUITY IN EARNINGS OF
 JOINT VENTURES AND
 SUBSIDIARIES...........      56,908      2,495       499        (56,013)          3,889
                           --------    --------  --------      ---------      ----------
OTHER INCOME AND
 (DEDUCTIONS)
 Interest income........       7,287      2,706     2,764         (6,661)          6,096
 Interest on long-term
  debt..................         (63)    (6,502)  (26,410)             1         (32,974)
 Other interest expense.         (39)   (10,637)   (4,425)         7,108          (7,993)
 Dividends on preferred
  securities of
  subsidiaries..........          --         --        --         (7,213)         (7,213)
 Minority interest......          --     (1,829)       --             --          (1,829)
 Other..................       1,524       (336)   (2,337)          (449)         (1,598)
                           --------    --------  --------      ---------      ----------
                               8,709    (16,598)  (30,408)        (7,214)        (45,511)
                           --------    --------  --------      ---------      ----------
INCOME FROM CONTINUING
 OPERATIONS BEFORE
 INCOME TAXES...........      65,393      8,331    60,035        (63,227)         70,532
INCOME TAX PROVISION
 (BENEFIT)..............       1,425     (4,708)   21,201              1          17,919
                           --------    --------  --------      ---------      ----------
INCOME FROM CONTINUING
 OPERATIONS.............      63,968     13,039    38,834        (63,228)         52,613
DISCONTINUED OPERATIONS,
 NET OF TAXES...........          --      2,662        --             --           2,662
                           --------    --------  --------      ---------      ----------
NET INCOME..............      63,968     15,701    38,834        (63,228)         55,275
DIVIDENDS ON PREFERRED
 SECURITIES.............       7,031         --       182         (7,213)             --
                           --------    --------  --------      ---------      ----------
NET INCOME AVAILABLE FOR
 COMMON STOCK...........   $  56,937   $ 15,701  $ 38,652      $ (56,015)     $   55,275
                           ========    ========  ========      =========      ==========

                        MCN CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 CONSOLIDATING STATEMENTS OF INCOME (UNAUDITED)
                                 (IN THOUSANDS)

                              MCN                               ELIMINATIONS
                           AND OTHER                                 AND        CONSOLIDATED
                          SUBSIDIARIES  MCNIC     MICHCON     RECLASSIFICATIONS    TOTALS
                          ------------ --------  ----------   ----------------- ------------
                                      TWELVE MONTHS ENDED SEPTEMBER 30, 1996
                          ------------------------------------------------------------------
OPERATING REVENUES......   $  17,081   $670,178  $1,237,481       $ (12,980)     $1,911,760
                           --------    --------  ----------       ---------      ----------
OPERATING EXPENSES
 Cost of gas............       9,204    509,022     608,392          (9,596)      1,117,022
 Operation and
  maintenance...........       1,869     72,974     292,381          (3,384)        363,840
 Depreciation, depletion
  and amortization......       1,871     43,223      96,103              --         141,197
 Property and other
  taxes.................       1,580      9,302      60,298              --          71,180
                           --------    --------  ----------       ---------      ----------
                              14,524    634,521   1,057,174         (12,980)      1,693,239
                           --------    --------  ----------       ---------      ----------
OPERATING INCOME........       2,557     35,657     180,307              --         218,521
                           --------    --------  ----------       ---------      ----------
EQUITY IN EARNINGS OF
 JOINT VENTURES AND
 SUBSIDIARIES...........     152,329      7,710         938        (151,445)          9,532
                           --------    --------  ----------       ---------      ----------
OTHER INCOME AND
 (DEDUCTIONS)
 Interest income........      10,880      3,303       3,839         (11,210)          6,812
 Interest on long-term
  debt..................         (33)   (22,064)    (40,415)             (1)        (62,513)
 Other interest expense.        (260)   (14,182)     (7,620)         10,762         (11,300)
 Dividends on preferred
  securities of
  subsidiaries..........          --         --          --         (10,683)        (10,683)
 Minority interest......          --     (1,132)     (1,034)              1          (2,165)
 Other..................        (216)     4,464      (2,590)            449           2,107
                           --------    --------  ----------       ---------      ----------
                              10,371    (29,611)    (47,820)        (10,682)        (77,742)
                           --------    --------  ----------       ---------      ----------
INCOME FROM CONTINUING
 OPERATIONS BEFORE
 INCOME TAXES...........     165,257     13,756     133,425        (162,127)        150,311
INCOME TAX PROVISION
 (BENEFIT)..............       2,011    (11,195)     48,082              (1)         38,897
                           --------    --------  ----------       ---------      ----------
INCOME FROM CONTINUING
 OPERATIONS.............     163,246     24,951      85,343        (162,126)        111,414
                           --------    --------  ----------       ---------      ----------
DISCONTINUED OPERATIONS,
 NET OF TAXES
 Income from operations.          --      2,520          --              --           2,520
 Gain on sale...........          --     36,176          --              --          36,176
                           --------    --------  ----------       ---------      ----------
                                  --     38,696          --              --          38,696
                           --------    --------  ----------       ---------      ----------
NET INCOME..............     163,246     63,647      85,343        (162,126)        150,110
DIVIDENDS ON PREFERRED
 SECURITIES.............      10,612        --           71         (10,683)            --
                           --------    --------  ----------       ---------      ----------
NET INCOME AVAILABLE FOR
 COMMON STOCK...........   $ 152,634   $ 63,647  $   85,272       $(151,443)     $  150,110
                           ========    ========  ==========       =========      ==========
                                      TWELVE MONTHS ENDED SEPTEMBER 30, 1995
                          ------------------------------------------------------------------
OPERATING REVENUES......   $  13,984   $355,459  $1,012,478       $ (11,689)     $1,370,232
                           --------    --------  ----------       ---------      ----------
OPERATING EXPENSES
 Cost of gas............       6,316    262,291     448,016          (6,189)        710,434
 Operation and
  maintenance...........       2,609     39,810     297,688          (5,554)        334,553
 Depreciation, depletion
  and amortization......       1,590     18,877      87,481              --         107,948
 Property and other
  taxes.................       1,298      5,008      55,462              --          61,768
                           --------    --------  ----------       ---------      ----------
                              11,813    325,986     888,647         (11,743)      1,214,703
                           --------    --------  ----------       ---------      ----------
OPERATING INCOME........       2,171     29,473     123,831              54         155,529
                           --------    --------  ----------       ---------      ----------
EQUITY IN EARNINGS OF
 JOINT VENTURES AND
 SUBSIDIARIES...........      77,786      2,733         554         (76,583)          4,490
                           --------    --------  ----------       ---------      ----------
OTHER INCOME AND
 (DEDUCTIONS)
 Interest income........       8,864      3,794       3,761          (8,215)          8,204
 Interest on long-term
  debt..................        (123)    (9,716)    (34,665)              1         (44,503)
 Other interest expense.         (66)   (12,866)     (7,368)          8,662         (11,638)
 Dividends on preferred
  securities of
  subsidiaries..........          --         --          --          (8,865)         (8,865)
 Minority interest......          --     (2,521)         --              --          (2,521)
 Other..................         234        263      (4,816)           (505)         (4,824)
                           --------    --------  ----------       ---------      ----------
                               8,909    (21,046)    (43,088)         (8,922)        (64,147)
                           --------    --------  ----------       ---------      ----------
INCOME FROM CONTINUING
 OPERATIONS BEFORE
 INCOME TAXES...........      88,866     11,160      81,297         (85,451)         95,872
INCOME TAX PROVISION
 (BENEFIT)..............       2,065     (5,459)     26,885               1          23,492
                           --------    --------  ----------       ---------      ----------
INCOME FROM CONTINUING
 OPERATIONS.............      86,801     16,619      54,412         (85,452)         72,380
DISCONTINUED OPERATIONS,
 NET OF TAXES...........          --      3,634          --              --           3,634
                           --------    --------  ----------       ---------      ----------
NET INCOME..............      86,801     20,253      54,412         (85,452)         76,014
DIVIDENDS ON PREFERRED
 SECURITIES.............       8,568         --         297          (8,865)             --
                           --------    --------  ----------       ---------      ----------
NET INCOME AVAILABLE FOR
 COMMON STOCK...........   $  78,233   $ 20,253  $   54,115       $ (76,587)     $   76,014
                           ========    ========  ==========       =========      ==========

                        MCN CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONCLUDED)
          CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                            MCN AND                          ELIMINATIONS
                             OTHER                                AND        CONSOLIDATED
                          SUBSIDIARIES  MCNIC    MICHCON   RECLASSIFICATIONS    TOTALS
                          ------------ --------  --------  ----------------- ------------
                                      NINE MONTHS ENDED SEPTEMBER 30, 1996
                          ---------------------------------------------------------------
NET CASH FLOW FROM
 OPERATING ACTIVITIES...   $  24,837   $ 75,068  $111,297      $(16,366)      $ 194,836
                           --------    --------  --------      --------       --------
CASH FLOW FROM FINANCING
 ACTIVITIES
 Notes payable, net.....          --    (15,920)   (2,622)           --         (18,542)
 Capital contributions
  received from
  (distributions
  paid to) affiliates,
  net...................        (964)    48,516     1,614       (49,166)             --
 Common stock dividends
  paid..................     (46,576)        --    (7,000)        7,000         (46,576)
 Preferred securities
  dividends paid........      (8,268)        --       (54)        8,322              --
 Issuance of common
  stock.................      13,408         --        --            --          13,408
 Issuance of preferred
  securities............      77,218         --        --            --          77,218
 Issuance of long-term
  debt..................          --    328,895    69,645            --         398,540
 Long-term commercial
  paper and credit
  facilities, net.......          --   (256,630)       --            --        (256,630)
 Retirement of long-term
  debt and preferred
  securities............         (55)    (1,350)   (5,435)            1          (6,839)
 Other..................      (6,281)        --        --            --          (6,281)
                           --------    --------  --------      --------       --------
 Net cash provided from
  financing activities..      28,482    103,511    56,148       (33,843)        154,298
                           --------    --------  --------      --------       --------
CASH FLOW FROM INVESTING
 ACTIVITIES
 Capital expenditures...      (3,823)  (251,419) (146,277)            1        (401,518)
 Sale of Genix..........          --    137,500        --            --         137,500
 Acquisition............          --    (78,620)       --            --         (78,620)
 Sale of an interest in
  DIGP..................          --     36,000        --            --          36,000
 Investment in joint
  ventures and
  subsidiaries..........     (50,130)   (10,052)      (33)       50,273          (9,942)
 Other..................         466     (4,983)  (11,322)          (64)        (15,903)
                           --------    --------  --------      --------       --------
 Net cash used for
  investing activities..     (53,487)  (171,574) (157,632)       50,210        (332,483)
                           --------    --------  --------      --------       --------
NET INCREASE (DECREASE)
 IN CASH AND CASH
 EQUIVALENTS............        (168)     7,005     9,813             1          16,651
CASH AND CASH
 EQUIVALENTS, JANUARY 1.         168     10,622     8,469            --          19,259
                           --------    --------  --------      --------       --------
CASH AND CASH
 EQUIVALENTS, SEPTEMBER
 30.....................   $      --   $ 17,627  $ 18,282      $      1       $  35,910
                           ========    ========  ========      ========       ========
                                      NINE MONTHS ENDED SEPTEMBER 30, 1995
                          ---------------------------------------------------------------
NET CASH FLOW FROM
 OPERATING ACTIVITIES...   $  20,789   $ 83,790  $150,837      $(13,443)      $ 241,973
                           --------    --------  --------      --------       --------
CASH FLOW FROM FINANCING
 ACTIVITIES
 Notes payable, net.....          --    (21,350)  (56,637)           --         (77,987)
 Capital contributions
  received from
  (distributions paid
  to) affiliates, net...      (3,216)    56,327     7,000       (60,111)             --
 Common stock dividends
  paid..................     (42,784)        --    (6,500)        6,500         (42,784)
 Preferred securities
  dividends paid........      (7,031)        --      (223)        7,254              --
 Issuance of common
  stock.................     110,772         --        --            --         110,772
 Issuance of long-term
  debt..................          --    100,000    68,764            --         168,764
 Long-term commercial
  paper and credit
  facilities, net.......          --    (39,398)       --            --         (39,398)
 Retirement of long-term
  debt and preferred
  securities............         (50)    (2,647)   (4,290)           --          (6,987)
 Other..................          --         --        --        (1,290)         (1,290)
                           --------    --------  --------      --------       --------
 Net cash provided from
  financing activities..      57,691     92,932     8,114       (47,647)        111,090
                           --------    --------  --------      --------       --------
CASH FLOW FROM INVESTING
 ACTIVITIES
 Capital expenditures...      (3,241)  (172,390) (154,718)           --        (330,349)
 Investment in joint
  ventures and
  subsidiaries..........     (75,262)   (13,530)     (308)       64,981         (24,119)
 Sale of investment in
  joint ventures........          --     10,803        --            --          10,803
 Other..................          30        317    (2,017)       (2,450)         (4,120)
                           --------    --------  --------      --------       --------
 Net cash used for
  investing activities..     (78,473)  (174,800) (157,043)       62,531        (347,785)
                           --------    --------  --------      --------       --------
NET INCREASE IN CASH AND
 CASH EQUIVALENTS.......           7      1,922     1,908         1,441           5,278
CASH AND CASH
 EQUIVALENTS, JANUARY 1.          29     10,213     1,305            --          11,547
                           --------    --------  --------      --------       --------
CASH AND CASH
 EQUIVALENTS, SEPTEMBER
 30.....................   $      36   $ 12,135  $  3,213      $  1,441       $  16,825
                           ========    ========  ========      ========       ========

                               OTHER INFORMATION

LEGAL PROCEEDINGS

  ENVIRONMENTAL: In 1994, MichCon received a general notice of liability letter from the U.S. Environmental Protection Agency (USEPA) stating that it was one of two potentially responsible parties at the Lower Ecorse Creek Superfund site in Wyandotte, Michigan. USEPA requested that MichCon conduct a remedial investigation and feasibility study at that site. MichCon investigated its prior activities in the area and USEPA's bases for its conclusion, and concluded that it was not responsible for contamination discovered at that site. MichCon informed USEPA of this belief and did not undertake the requested activities.

   In September 1996, USEPA sent MichCon a second general notice of liability letter for the site and demanded reimbursement of approximately $2.3 million in past costs, plus interest. USEPA then issued MichCon and the other potentially responsible party a unilateral administrative order under section 106 of the Comprehensive Environmental Response Compensation and Liability Act to implement the remedy. USEPA estimates the cost of the remedy to be approximately $650,000. MichCon again reviewed USEPA's bases for determining that it is a potentially responsible party and concluded again that it was not responsible for contamination discovered at that site and informed USEPA of its decision. USEPA may sue MichCon to force compliance with the order or may implement the remedy and then sue MichCon for recovery of all incurred costs. If USEPA institutes and prevails in such a suit and if the court determines that MichCon did not have sufficient cause not to comply with the order, the court may impose civil penalties and punitive damages. Management believes that MichCon was not responsible for contamination at the site and has sufficient cause not to comply with this order and that the resolution of this matter will not have a material adverse effect on MCN's financial statements.

  ENERGY CONSERVATION PROGRAM: In December 1994, a suit was filed against MichCon in Wayne County, Michigan Circuit Court by six customers who had participated in one of three energy conservation programs sponsored by MichCon. Under these programs, which had been approved by the MPSC, MichCon offered low interest loans, rebates and other arrangements to assist qualified residential customers in purchasing high efficiency furnaces. MichCon did not manufacture, sell or install any of the furnaces. The complaint alleged that MichCon induced the purchase of these furnaces through its conservation programs and that it had a duty to, but failed to, warn its customers that harmful levels of carbon monoxide could backdraft if a chimney was not properly sized and a chimney liner installed. No personal injuries were claimed. Plaintiffs sought injunctive relief, unspecified monetary damages and class action certification. The trial court denied such certification on two separate occasions; the Michigan Court of Appeals denied plaintiffs' request for an appeal of those rulings.

  MichCon impleaded, as third-party defendants, all of the manufacturers, contractors and installers of the plaintiffs' furnaces. On September 13, 1996, the plaintiffs' motions were granted to certify as a class the approximately 46,000 customers who had participated in MichCon's conservation programs from 1990 to the present. MichCon believes that plaintiffs' allegations are without merit and will continue to defend the case vigorously.

EXHIBITS

  (a) Exhibits

     EXHIBIT
     NUMBER    DESCRIPTION
     -------   -----------
     10-1      MCN Executive Deferred Compensation Plan, as amended.
     10-2      MCN Supplemental Death Benefit and Retirement Income Plan.
     10-3      MichCon Supplemental Retirement Plan.
     12-1      Computation of Ratio of Earnings to Fixed Charges for MCN Corporation.
     12-2      Computation of Ratio of Earnings to Fixed Charges for MCN Investment Corporation.
     27-1      Financial Data Schedule.

                                   SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MCN CORPORATION

                                                /s/   Harold Gardner
Date: November 7, 1996                    By: _________________________________
                                                      Harold Gardner
                                                Vice President, Controller
                                               and Chief Accounting Officer