Form 10-K405
period 1996-12-31
MCN CORP
filed 1997-02-28
CIK 837579

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              -------------------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996       COMMISSION FILE NUMBER 1-10070

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

                                  313-256-5500
              (Registrant's telephone number, including area code)

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

8 5/8% Trust Originated Preferred Securities**               New York Stock Exchange

8 3/4% Preferred Redeemable Increased Dividend Equity
  Securities                                                 New York Stock Exchange

-------------------
* Issued by MCN Michigan Limited Partnership. The payments of dividends and payments on liquidation or redemption are guaranteed by MCN Corporation.

** Issued by MCN Financing I. The payments of dividends and payments on liquidation or redemption are guaranteed by MCN Corporation.

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:           None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---      ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. X
                ---

     The aggregate market value of MCN Corporation Common Stock, $.01 par value per share, held by non-affiliates as of February 18, 1997 was $2.069 billion based on 67,545,500 outstanding shares and the closing price on that day (New York Stock Exchange Composite Transactions).

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of MCN's 1996 Annual Report to Shareholders are incorporated by reference in Part II, Items 5,6,7 and 8 and portions of MCN's February 1997 definitive Proxy Statement are incorporated by reference in Part III.
================================================================================

                            KEY TO ABBREVIATED TERMS

Antrim Gas............................     Natural gas produced from shallow
                                           wells in the Devonian (Antrim) shale
                                           formations.

Capital Investments...................     MCN's consolidated capital
                                           expenditures plus acquisitions and
                                           MCN's share of capital expenditures
                                           of joint ventures, less the minority
                                           partners' share of consolidated
                                           capital expenditures.

Citizens..............................     Citizens Gas Fuel Company; a wholly
                                           owned natural gas distribution
                                           subsidiary of MCN.

Coalbed Methane.......................     Natural gas formed during the
                                           transformation of plant material into
                                           coal. Drilling a well into the coal
                                           and dewatering the coal seam will
                                           cause a reduction in pressure,
                                           releasing natural gas.

Cogeneration..........................     The production of two forms of
                                           energy, usually steam and
                                           electricity, from a single fuel
                                           source such as natural gas.

Degree Days...........................     A measure of the coldness of the
                                           weather based on how much the day's
                                           average temperature is below 65
                                           degrees Fahrenheit.

Diversified Energy group..............     MCN's exploration and production,
                                           pipeline and processing, gas storage,
                                           energy marketing, and power
                                           generation businesses.

End User Transportation...............     A gas delivery service provided to
                                           large-volume commercial and
                                           industrial customers who purchase
                                           natural gas directly from producers
                                           or brokerage companies.

FERC..................................     Federal Energy Regulatory Commission;
                                           a federal agency that determines the
                                           interstate rates and regulations of
                                           interstate pipelines.

Gas Gathering.........................     The process of collecting natural gas
                                           from gas wells and then transporting
                                           the gas through pipelines to
                                           processing plants or major pipelines.

Gas Processing........................     For MCN, the removal of carbon
                                           dioxide and petroleum liquids from
                                           natural gas so it meets market
                                           quality standards.

Gas Storage...........................     The process of injecting, storing and
                                           withdrawing natural gas from a
                                           depleted underground natural gas
                                           field or salt cavern.

GCR...................................     Gas Cost Recovery; a process by which
                                           MichCon, through annual gas cost
                                           proceedings before the Michigan
                                           Public Service Commission, can
                                           recover the reasonable and prudent
                                           cost of gas sold.

Intermediate Transportation...........     A gas delivery service provided to
                                           producers, brokers and other gas
                                           companies that own the natural gas,
                                           but are not the ultimate consumers.

                            KEY TO ABBREVIATED TERMS
                                  (concluded)

Methanol..............................     A form of alcohol manufactured from
                                           various feedstocks, including natural
                                           gas, and used as a solvent,
                                           antifreeze and high octane fuel.

MCN...................................     MCN Corporation, doing business as
                                           MCN Energy Group Inc., and its
                                           subsidiaries.

MCNIC.................................     MCN Investment Corporation, a wholly
                                           owned subsidiary of MCN and the
                                           holding company of MCN's Diversified
                                           Energy group subsidiaries.

MichCon...............................     Michigan Consolidated Gas Company; a
                                           wholly owned natural gas distribution
                                           and intrastate transmission
                                           subsidiary of MCN.

MichCon Pipeline Co...................     MichCon Pipeline Co; a wholly-owned
                                           subsidiary of MichCon that engages in
                                           pipeline projects through its
                                           subsidiaries.

MPSC..................................     Michigan Public Service Commission;
                                           the regulator of intrastate aspects
                                           of the natural gas industry within
                                           the State of Michigan.

Normal Weather........................     The average daily temperature within
                                           MCN's Gas Distribution service area
                                           during a recent 30-year period.

Spot Market...........................     Buying and selling natural gas on a
                                           short-term basis, typically month to
                                           month.

Units of Measurement
--------------------
Bcf.....................................................    One billion cubic feet of natural gas.
MBbl....................................................    One thousand barrels, which is a unit of
                                                            measurement of oil and other petroleum
                                                            liquids.
Mcf.....................................................    One thousand cubic feet of natural gas.
MMcf....................................................    One million cubic feet of natural gas.
Tcf.....................................................    One trillion cubic feet of natural gas.
/d......................................................    Added to MMcf or Bcf to denote average
                                                            volumes per day.
/e......................................................    Added to other units of measurement to
                                                            provide a consolidated measure of equivalent
                                                            natural gas, crude oil and condensate at a
                                                            rate of 6 Mcf per barrel of oil or
                                                            condensate.

                               TABLE OF CONTENTS

                                                                             PAGE
CONTENTS                                                                    NUMBER
--------                                                                    ------
Part I
  Item 1.   Business....................................................       1
  Item 2.   Properties..................................................      16
  Item 3.   Legal Proceedings...........................................      18
  Item 4.   Submission of Matters to a Vote of Security Holders.........      18
            Executive Officers of the Registrant........................      19
Part II
  Item 5.   Market for Registrant's Common Equity and Related
            Stockholder Matters.........................................      20
  Item 6.   Selected Financial Data.....................................      20
  Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................      20
  Item 8.   Financial Statements and Supplementary Data.................      20
  Item 9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure....................................      20
Part III
  Item 10.  Directors and Executive Officers of the Registrant..........      21
  Item 11.  Executive Compensation......................................      21
  Item 12.  Security Ownership of Certain Beneficial Owners and
            Management..................................................      21
  Item 13.  Certain Relationships and Related Transactions..............      21
Part IV
  Item 14.  Exhibits, Financial Statement Schedule, and Reports on Form
            8-K.........................................................      21
                                                                              26
Signatures..............................................................

                                     PART I

ITEM 1. BUSINESS

     MCN Corporation, doing business as MCN Energy Group Inc. (MCN), is a diversified energy holding company with natural gas markets and investments throughout North America. MCN has been doing business as MCN Energy Group Inc. since January 14, 1997. At its 1997 Annual Meeting of Shareholders on April 22, 1997, MCN's Shareholders will vote on a proposed amendment to the MCN Articles of Incorporation to change the name of MCN Corporation to MCN Energy Group Inc. The name change is intended to reflect MCN's evolution from a "plain-vanilla" Michigan natural gas distribution company into a new, far-reaching diversified energy company. The operating revenues, operating income, and identifiable assets of MCN's business segments are included in the financial statements, incorporated by reference in Item 8, "Financial Statements and Supplementary Data," on page 20. At December 31, 1996, MCN and its subsidiaries had 3,360 employees.

MCN operates through two major business groups, Diversified Energy and Gas Distribution.

- Diversified Energy, operating through MCN Investment Corporation (MCNIC), is involved in the following businesses: Exploration & Production (E&P), with 1.2 trillion cubic feet (Tcf) equivalent of proved gas and oil reserves in the Midwest/Appalachia, Midcontinent/Gulf Coast and Western regions; Pipelines & Processing, with gathering, processing and transmission facilities near areas of rapid reserve development and growing consuming markets; Energy Marketing, with total gas sales and exchange delivery markets of 241.5 billion cubic feet
  (Bcf); Power Generation, with investments in electric generation facilities with a combined 153 megawatts of capacity; and Gas Storage, with investments in storage facilities that have 56 Bcf of storage capacity.

- Gas Distribution consists principally of Michigan Consolidated Gas Company (MichCon), a natural gas distribution and intrastate transmission company serving 1.2 million customers in more than 500 communities throughout Michigan. MichCon is subject to the accounting requirements and rate regulation of the Michigan Public Service Commission (MPSC) with respect to the distribution and intrastate transportation of natural gas. Of MichCon's labor force, 46% is covered by collective bargaining agreements, with 28% of the labor force having agreements set to expire in December 1997.

                               DIVERSIFIED ENERGY

     Diversified Energy's operating revenues for 1996 totaled $734.4 million (including intercompany transactions), while operating and joint venture income was $57.4 million in 1996, more than double 1995 operating and joint venture income. The significant improvement primarily reflects higher results from Exploration & Production (E&P) operations. Improved results from Pipelines & Processing and Energy Marketing & Power Generation also contributed to the increase in 1996.

Diversified Energy -- Operating Statistics
--------------------------------------------------------------------------------

                                                               1996      1995      1994
                                                              -------   -------   -------
Exploration & Production
  Gas Production (MMcf).....................................   57,202    31,420    16,513
  Oil Production (MBbl).....................................    1,086       388        85
  Gas and Oil Production (MMcf Equivalent)..................   63,718    33,748    17,023

Pipelines & Processing (MMcf)*
  Gas Processed.............................................   44,223    14,588     1,942
  Transportation............................................   86,391     4,994     1,194

Energy Marketing & Power Generation (MMcf)
  Gas Sales.................................................  218,952   170,668   142,352
  Exchange Gas Deliveries...................................   22,586    16,462    13,301
                                                              -------   -------   -------
                                                              241,538   187,130   155,653
                                                              =======   =======   =======

*  Includes MCN's share of joint ventures

EXPLORATION & PRODUCTION

     MCNIC is engaged in natural gas and oil exploration, development and production through its wholly owned subsidiary, MCNIC Oil & Gas Company (MOG), formerly known as Supply Development Group, Inc. At December 31, 1996, proved gas reserves totaled 1,137.7 Bcf and proved oil reserves were 103.2 Bcfe, up a combined 354.4 Bcfe, or 40%, from December 1995 levels. Operating income for 1996 increased by $14.7 million over 1995 to $33.2 million, reflecting a significant increase in gas and oil production during 1996 to 63.7 Bcfe from
33.7 Bcfe in 1995. Approximately $15.9 million in federal tax credits were generated in 1996 related to gas production from certain Antrim and coalbed methane gas wells. E&P operating results for 1996 reflect a $1.96 average gas sales rate per million cubic feet (Mcf), which declined $.06 per Mcf compared to 1995. Operating results for 1995 reflect a gas sales rate of $2.02 per Mcf, compared to $1.97 per Mcf in 1994. The average sales rates include the effect of hedging with natural gas swap and futures agreements, which are used to manage Diversified Energy's exposure to the risk of market price fluctuations. As a result of strong gas prices in the marketplace, hedging agreements had the effect of reducing the average sales rate for 1996 by $.35 per Mcf. Conversely, hedging agreements increased the average sales rates for 1995 and 1994 by $.51 per Mcf and $.39 per Mcf, respectively, in a less favorable gas market. E&P operating results also reflect an average oil sales rate of $20.18 per barrel, which increased by $3.94 per barrel compared to 1995. The average oil sales rate for 1995 decreased by $.05 per barrel compared to 1994.

     MOG's strategy is to continue the aggressive growth of its reserve base in known producing areas, generating attractive returns and developing reliable, long-term gas supplies. This will be achieved by continuing its successful practice of investing in and managing E&P projects through a network of joint-venture partnerships. MOG partners with companies who are recognized as the local experts in each play, thereby gaining access to drilling programs that are well advanced, in addition to new exploratory plays, without the fixed-cost infrastructure that a traditional E&P company would experience. MCNIC anticipates a significant increase in MOG's operating results as it continues to implement this growth strategy by acquiring additional properties, developing existing acreage and realizing the full benefits of previous acquisitions. MOG anticipates that production will increase in the future through the continued development of MOG's approximately one million net (1.7 million gross) acres of undeveloped property.

     In 1996, MOG participated in the drilling of 547 wells (320 net), bringing the total drilled to 1,630 wells (1,080 net) since it began operations in 1992. The 1996 drilling program achieved an overall drilling success rate of 94% and added approximately 216 Bcfe of proved reserves. In 1996, about 40% of these wells were drilled in Michigan Devonian (Antrim) shale formations. Even though the potential natural gas recovery from an average Antrim well is less than the recovery from wells drilled in other types of formations, wells drilled in the Antrim shale formations have a high success rate and are therefore considered relatively low risk. MOG's average working interest in Antrim shale E&P wells is approximately 80%. Exploratory activities in the Midcontinent/Gulf Coast and Western regions involve greater risk of dry holes or unproductive wells, but there is also a greater potential for finding larger gas reserves. MOG's average working interest in these wells is approximately 30%. MOG's success rate in its drilling program since its inception in 1992 has averaged approximately 95%. Average finding cost in 1996 was $.83 per Mcfe, up from $.72 per Mcfe in 1995. Average production cost in 1996 was $.76 per Mcfe, up from $.56 in 1995. The increased costs are a result of the significant investments made during 1996 and should trend downward as reserves and production from 1996 investments rise.

     Approximately 52% of MOG's production and almost 70% of its proved reserves were associated with the Midwest/Appalachia region in 1996, as MOG added 305 net wells in the region. MOG continued as the largest Antrim producer, holding interests in approximately 20% of the area's estimated 5,000 producing wells. MOG's success in the Antrim shale formation provided them with the foundation to begin a thorough evaluation of similar nonconventional reservoirs (fractured shales, coal seams and tight sands) throughout the United States. In December 1995, MOG acquired from CONSOL Coal Group a 100% interest in 130 producing wells and rights to undertake additional development drilling on natural gas properties covering approximately 100,000 acres in the Bluefield, Virginia area. The property contains in excess of 190 Bcf of proved gas reserves. In late 1996, MOG announced a partnership with Equitable Resources, Inc. in the nearby Nora field development project. As a result of these activities, MOG has become one of Appalachia's largest coalbed methane producers.

     About 42% of production and 21% of reserves were from the Midcontinent/Gulf Coast in 1996. MOG owns a 41% working interest in the Broughton Joint Venture, a partnership that is actively drilling in the Cotton Valley Pinnacle Reef play in east Texas. With more than 300,000 gross acres in the known producing portion of this major play, Broughton holds the largest position of any single company or partnership. The Broughton partnership participated in the drilling of eight wells during 1996, four of which were significant discoveries. Two of these, in which our initial net interest averaged 12.5%, were producing 17.5 MMcf/d and
29.0 MMcf/d at year-end. The other two discoveries will be completed in early 1997. In 1996, MOG added 94 net wells in the Midcontinent/Gulf Coast region, including wells in the Anadarko and Permian Basins.

     In May 1996, MOG became a one-third partner in a 52,000-acre block in and around the Jonah field, located in the Green River Basin of Wyoming. This partnership included 12 existing gas wells and a 42 MMcf/d gathering system. Through the end of 1996, MOG had drilled 13 additional wells, all of which were successful. As a result, total field production tripled to 54 MMcf/d and the gathering system was expanded to 65 MMcf/d. With 35 proved undeveloped locations identified and ready to drill, MOG's net proved reserves from this field are approximately 63 Bcfe.

     In December 1996, MOG added California oil-producing acreage to their Western region through the formation of Venoco L.L.C. Venoco Inc. serves as operator. Development drilling and installation of secondary oil recovery facilities are expected to boost the partnership's production as much as 60% within the next two years from the current combined gross rate of about 2,200 barrels per day.

     In 1996, MOG made significant investments in natural gas reserves, acquiring interests in more than 520 producing wells (290 net). At December 31, 1996, 2,890 wells were producing. An additional 434 wells were in various stages of completion and are expected to begin producing in 1997. Additional information on MOG's exploration and production activities is reported under
Item 2. Properties, located on pages 16 and 17 under this section.

     MOG anticipates that oil will become a larger percentage of total reserves and production in order to achieve a more balanced portfolio. Oil could comprise as much as 15% of total production by 1998. In addition to producing increasing quantities of oil through traditional methods, MCN expects increased production from enhanced oil recovery investments. In Michigan's Niagaran Reef formation, carbon dioxide extracted from Antrim natural gas production is being injected into existing oil reservoirs. Production is scheduled to begin in 1997. MOG is also participating in a number of secondary recovery water-flood projects, designed to increase the flow rate and overall production of MCN's oil wells.

     The natural gas industry is very competitive, especially when it comes to obtaining desirable properties and projects for the production of natural gas and oil. The successful relationships MOG has developed with its various operating partners has created a unique network through which many potential E&P investments have been, and will continue to be, presented to MOG for consideration. MOG's approach to E&P is selective, conservative, and diversified. Focus is primarily in known areas of gas production where the chances of finding gas are high, although high-potential exploratory projects will also be pursued. Additional investments in natural gas reserves will be made in areas that offer proved reserves and an acceptable success percentage. MOG's investment portfolio is built on a diversification strategy intended to manage risk: geographically, with investments in the Midwest/Appalachia, Midcontinent/Gulf Coast and Western regions; geologically, with formation depths ranging from less than 400 feet to more than 18,000 feet; and technologically, with investments in both conventional and unconventional gas and oil projects. Competition ranges from the major oil companies to numerous small independent gas and oil companies.

     It is anticipated that MCN will invest approximately $400 million in exploration and production activities in 1997 and 1998.

PIPELINES & PROCESSING

     Operating and joint venture income increased from $1.0 million in 1995 to $10.7 million in 1996. This reflects an increase in transportation volumes in 1996 to 86.4 Bcf from 5.0 Bcf in 1995 and an increase in processing volumes in 1996 to 44.2 Bcf from 14.6 Bcf in 1995. The increase in 1996 primarily reflects income from the December 1995 acquisition from CONSOL Coal Group of an interest in a 40-mile gas gathering line in Virginia and the February 1996 acquisition of an interest in a 90-mile gas gathering system in the Mobile Bay area of offshore Alabama. Results also reflect a higher level of volumes treated through additional gas processing plants that extract carbon dioxide from Michigan Antrim gas.

     Pipelines & Processing's strategy is to own interests in natural gas and gas liquid gathering, processing and transmission facilities near areas of rapid reserve development or growing consumer markets. This strategy includes working with other Diversified Energy businesses that complement Pipelines & Processing's operations. Operating responsibilities for these facilities are generally assigned to our partners.

     In early 1996, MCNIC, through its subsidiary, MCNIC Pipeline & Processing Company, continued to expand its Pipelines & Processing business by acquiring a 99% interest in Dauphin Island Gathering Partners (DIGP), a general partnership that owns a 90-mile gas gathering system in the Mobile Bay area of offshore Alabama that is capable of moving 355 MMcf/d. The total cost of the acquisition was $78.6 million. In mid-1996, Pipelines & Processing sold a 40% interest in the partnership to PanEnergy Dauphin Island Company for $36 million. In the fourth quarter of 1996, a 41% interest in the partnership was sold to three additional partners. The new partners paid for their interests by contributing the Main Pass Gathering System (Main Pass) to DIGP. Main Pass is a 57-mile, 300 MMcf/d offshore gas gathering system in the Gulf of Mexico. As a result of the transaction, Pipelines & Processing's ownership interest in DIGP was reduced from 59% to 35%.

     MCNIC has formed a new partnership with PanEnergy Corp and Offshore Energy Development Corporation to construct a 600 MMcf/d processing plant at the gathering system's northern terminus, onshore Alabama, at an estimated cost of $80 million. The facility is planned to be operational in mid-1998.

     In early 1996, Pipelines & Processing joined a partnership to construct the Portland Natural Gas Transmission System (PNGTS) as a shipper and a 20% equity partner. As proposed in an amended regulatory filing made in late 1996, this 271-mile, $300 million pipeline, with initial expected capacity of 178 MMcf/d, would connect with the TransCanada PipeLines system at the Vermont border and with the Tennessee Gas Pipeline system in Massachusetts and would be in service in late 1998. We expect PNGTS to be certificated by August 1997.

     In May 1996, Pipelines & Processing became a 50% partner in Copano Field Services L.P., a newly formed partnership that owned two non-contiguous systems in south Texas. This partnership in June purchased a third system, raising its total miles of pipe to approximately 320. In early 1997, Copano acquired a 25 MMcf/d gas processing facility attached to one of its systems and reached an agreement with KCS Energy, Inc. to purchase a 150-mile, 150 MMcf/d intrastate gas pipeline system in south Texas. Significant additional growth of the Copano partnership is expected during 1997 through strategic acquisitions and expansions.

     In December 1996, Pipelines & Processing acquired a 25% interest in Lyondell Methanol Company, L.P., a limited partnership that owns and operates a 248 million gallon per year methanol processing plant in Texas. MCNIC will supply natural gas to the methanol plant and will have the opportunity to participate with the other partner in future electric power generation projects during the next five years. The total cost of the acquisition was $54.5 million.

     In Michigan, gas processing capacity was expanded 25% to 140 MMcf/d, primarily through the construction of a new 35 MMcf/d plant. Pipelines & Processing now has an average interest of 85% in six such plants, which extract carbon dioxide from Antrim gas production.

     MCN's strategy to grow its pipelines and processing operations is to take equity positions, usually in partnerships owning natural gas gathering, processing and transmission facilities near areas of either rapid reserve development or growing consumer markets. It is anticipated that approximately $150 million will be invested in pipelines and processing facilities in 1997, a level of investment that is anticipated to be sustained in 1998.

ENERGY MARKETING & POWER GENERATION

     Operating and joint venture income for 1996 increased to $10.0 million from $4.9 million in 1995. This improvement reflects a 28% increase in gas sales volumes and slightly higher margins on gas sales. The increase in gas sales volumes was driven primarily by additional sales to the northeastern United States, as well as sales to the Michigan Power project which began operations in late 1995. The results also reflect a 37% increase in volumes delivered under gas exchange contracts in 1996. Typically under exchange contracts, Energy Marketing accepts delivery of gas during low demand periods and delivers gas to customers during periods of peak demand.

     MCN's non-regulated energy marketing activities are directed by CoEnergy Trading Company (CTC). CTC, a wholly owned subsidiary of MCNIC, is engaged in the purchase and sale of natural gas to over 700 commercial and industrial users, as well as gas and electric utilities and other large-volume customers throughout the Midwest and Northeast United States and in Canada. Through its offices located in Hartford, Connecticut and Detroit and Grand Rapids, Michigan, CTC is able to offer buyers a bundled service by making arrangements for the acquisition of the required gas volumes and delivery to customers' facilities, and for all the necessary services in between. This bundled service is more in demand during the winter months, when interstate pipeline capacity in certain areas of the Northeast and Midwest is either constrained or uneconomical. CTC is able to better meet this demand through the use of gas production and access to storage fields and other physical assets owned by affiliates.

     CTC competes against numerous marketing companies. A diverse portfolio of short-, medium- and long-term sales and supply contracts combined with access to reliable gas suppliers, storage facilities and multiple pipeline connections enhances its competitive position. In 1996, CTC entered into a marketing alliance with Torch Energy Advisors of Houston. This alliance links Torch's supply-aggregation and marketing strengths in the Gulf Coast region with CTC's strong presence in high-consumption markets. CTC uses its competitive position in both the market and production regions to identify and complement business opportunities for MCNIC's various businesses.

     The restructuring of the U.S. electric power industry is expected to create substantial investment opportunities, including energy marketing. We plan to pursue energy marketing primarily at the end-user level, rather than in the high-volume wholesale market because of our retail marketing experience and the more favorable margins. Currently, we are working with several potential partners regarding the formation of electricity marketing alliances in the U.S. Midwest and Northeast.

     MCNIC Power Company (MCNIC Power), formerly known as Cogen Development Company, a wholly owned subsidiary of MCNIC formed in 1993, pursues domestic and international power generation-related opportunities. Power generation projects offer the potential for multiple sources of income, such as long-term gas sales, transportation services and a return on the investment in the facility.

     In recent years, an increasing amount of new electric generating capacity has been fueled by natural gas because of the lower capital costs, lower emissions and other advantages associated with natural gas-fueled facilities. In addition, many states have passed regulations requiring electric utilities to consider bids from third parties to meet new electric generation needs. MCNIC Power has the capacity to provide power generation facilities long-term gas supplies at known prices.

     MCNIC Power's strategy is to capture synergies among MCN's businesses and to profitably apply the expertise they have gained in managing energy-related projects. The gas-fueled power generation industry has seen an increase in the number of participants, many of whom are willing to accept returns on power generation projects that are considerably below MCNIC Power's threshold. The restructuring of the electric utility industry could increase the long-term opportunities for MCNIC Power. MCN's experience in the natural gas industry's transition to a more competitive environment, combined with our success as a partner in several independent power projects, should enable us to capture such opportunities.

     In October 1995, the Michigan Power Project, a 123 megawatt cogeneration plant in Ludington, Michigan, began commercial operations. The $150 million facility provides electricity to Consumers Power Company and steam to Dow Chemical under long-term contracts. The facility is owned and operated by an equal partnership between MCNIC Power and Destec Energy. MCN, through its Energy Marketing & Power Generation business group and Gas Distribution operations, supplied and transported 9.8 Bcf of natural gas needed to fuel the plant during 1996.

     In March 1995, MCNIC Power signed a 15-year gas sales agreement to provide up to 8 Bcf of natural gas annually to the Panda Brandywine Limited Partnership, a 230 megawatt cogeneration facility located in Brandywine, Maryland. The Panda Brandywine project sells electricity under a long-term agreement to Potomac Electric Power. Commercial operation commenced in October 1996.

     In late 1996, MCNIC Power purchased the remaining 1% interest in Ada Cogeneration Limited Partnership (Ada Cogeneration) from the general partner. MCNIC Power now owns 100% of Ada Cogeneration, which owns and operates a natural gas-fueled cogeneration facility in western Michigan. The Ada Cogeneration facility generates up to 30 megawatts of electricity, which is sold to Consumers Power Company, and produces up to 50,000 pounds of steam per hour, which is sold to a nearby commercial operation. MCN supplies and transports 2 Bcf of natural gas needed annually to fuel the plant. MCN is not consolidating Ada Cogeneration due to the anticipated sale of a portion of the entity.

     MCNIC Power's business also includes a number of small cogeneration units located at the operating facilities of large commercial and industrial customers. MCNIC Power has long-term agreements for the sale and transportation of natural gas to these units.

     MCNIC Power's experience and relationships in the energy business have provided a solid base with which to pursue opportunities internationally. The current focus is on India, where there is tremendous demand for additional power generation capacity. The strategy in India is to partner with others who bring expertise and capital to the venture, including an experienced Indian partner.

     In February 1997, MCN reached an agreement to acquire a 40% interest in a joint venture with Torrent Group of Ahmedabad, India. Under the agreement, which is subject to certain regulatory approvals. MCN will invest as much as $115 million, of which approximately half will be funded through nonrecourse financing. The joint venture will hold interests in several electric companies and power projects in India.

     Entering 1997, MCN is pursuing opportunities to participate in the construction of more than 2,500 additional megawatts of generating capacity in India. Among them is a 525 megawatt coal-fired facility in the state of Tamil Nadu and a 330 megawatt naphtha-fired facility in the state of Madhya Pradesh, as well as several captive power projects ranging from 20 megawatts to 210 megawatts in various locations and a railway electrification project in the state of Andhra Pradesh.

     MCN continues to pursue other domestic and international power generation opportunities, several of which are in the early stages of development. It is anticipated that MCNIC Power will invest between $400-$600 million through the year 2000, with most of this amount invested in India.

GAS STORAGE

     Joint venture income decreased slightly in 1996 to $4.0 million from $4.2 million in 1995.

     MCNIC, through its subsidiary Storage Development Company (Storage Development), has adopted a strategy of using joint ventures and strategic partnerships to provide gas storage services, either as a separate service or bundled with full gas service, to other gas utilities, pipeline companies and large-volume gas users. Storage facilities near major consuming markets provide supply flexibility, improve reliability of deliveries and help reduce gas costs. MCNIC's storage capacity in Michigan allows Gas Storage to flow gas into storage at relatively steady rates during off-peak periods, and to draw upon this storage for delivery during peak-demand periods.

     The gas industry's changing operating environment has resulted in more efficient use of existing storage facilities. However, growing markets will require expanded storage capabilities in selected areas in the long-term. This future need, together with Michigan's pivotal geographic location and favorable geology, presents a significant opportunity for MCN's storage services.

     As of December 31, 1996, MCN was a 50% partner with ANR Storage Company in the Blue Lake gas storage field. This 46 Bcf field is located in north central lower Michigan. MCN's 50% share of the field is owned equally by MichCon and Storage Development. In February 1997, Storage Development signed an agreement to sell its share of Blue Lake effective December 1997. MichCon will retain its share of the project.

     Storage Development also has a 50% interest in the Washington 28 storage field, located northeast of Detroit in Macomb County. This 10 Bcf field provides storage to MCNIC's Energy Marketing operations.

     MCNIC expects to develop the Washington 10 storage field in 1997. Washington 10, a depleted gas reservoir with 42 Bcf of working gas capacity and excellent deliverability, is located in southeastern Michigan. MCNIC expects the storage field to be completed by mid-1999. MCNIC currently has long-term contracts in place for approximately 40% of the field's capacity and the remaining 60% is expected to be contracted to Energy Marketing.

RISK MANAGEMENT STRATEGY

     MCN primarily manages commodity price risk by utilizing futures, options and swap contracts to more fully balance its portfolio of supply and sales agreements. MCN has hedged most of its gas and oil production not covered by long-term, fixed-price sales obligations. MCN's Energy Marketing group coordinates all of MCN's hedging activities to ensure compliance with risk management policies established by MCN's board of directors. Certain hedging gains or losses related to gas and oil production are recorded by MCN's E&P operations. Gains and losses on gas and oil production-related hedging transactions that are not recorded by MCN's E&P group are absorbed by Energy Marketing.

                                GAS DISTRIBUTION

GAS SALES AND TRANSPORTATION

     Gas Distribution serves customers in the Detroit, Grand Rapids, Ann Arbor, Traverse City, Muskegon and Adrian metropolitan areas and in various other communities throughout the State of Michigan. The following services are provided by Gas Distribution:

     - Gas Sales -- Includes the marketing and delivery of natural gas to residential and small-volume commercial customers.

     - End User Transportation -- Through this service, large-volume commercial and industrial customers that purchase natural gas directly from producers or brokerage companies utilize the company's gas distribution network to transport the gas to their facilities.

     - Intermediate Transportation -- Provides transportation service to producers, brokers and other local distribution companies that own the natural gas, but are not the ultimate consumer.

     In January 1996, MCN consolidated its Michigan pipeline operations through the transfer of its Michigan gathering and transportation network from its Diversified Energy group to its Gas Distribution group. The transfer was made in order to consolidate MCN's Michigan gathering pipeline activities within one business unit. The segment information included herein is reported as though the combined intrastate pipeline operations were part of Gas Distribution for all periods presented.

                                                                 1996        1995        1994
                                                               --------    --------    --------
REVENUES (In millions of dollars)
Gas Sales..................................................    $1,102.9    $  931.9    $  969.0
End User Transportation....................................        82.5        80.8        76.5
Intermediate Transportation................................        48.6        42.0        39.4
                                                               --------    --------    --------
  Total Sales and Transportation...........................     1,234.0     1,054.7     1,084.9
                                                               --------    --------    --------
Other......................................................        42.3        52.9        52.1
                                                               --------    --------    --------
  Total Operating Revenues.................................    $1,276.3    $1,107.6    $1,137.0
                                                               ========    ========    ========
MARKETS (Bcf)
Gas Sales..................................................       221.0       209.8       204.4
End User Transportation....................................       146.9       145.8       140.0
Intermediate Transportation................................       527.5       374.4       323.0
                                                               --------    --------    --------
  Total Sales and Transportation...........................       895.4       730.0       667.4
                                                               ========    ========    ========

NOTE: Revenues and volumes include intercompany transactions.

     EFFECT OF WEATHER: Gas Distribution's sales and end user transportation volumes, revenues and net income are impacted by weather. Given the seasonal nature of the business, revenues and net income tend to be higher in the first and fourth quarters of the calendar year.

Effect of Weather on Gas Markets and Earnings
--------------------------------------------------------------------------------

                                                                1996     1995    1994
                                                                -----    ----    -----
Percentage Colder (Warmer) Than Normal......................      5.4%    0.3%    (4.2)%
Increase (Decrease) From Normal in:
  Gas Markets (in Bcf)......................................     10.9     1.5     (4.4)
  Net Income (in Millions)..................................    $ 9.9    $1.4    $(4.0)

     GAS SALES: Revenues increased $171.0 million in 1996 primarily due to higher gas costs, colder weather and market expansion. This market represents 25% of total deliveries and produced 78% of Gas Distribution's gross profit margin from sales and transportation services (Gross Profit Margin). The average margin per Mcf from gas sales was $2.07 in 1996 and $2.10 in 1995.

     Competition in the gas sales market from alternative energy sources is minimal, coming primarily from sources such as electricity, propane, and to a lesser degree, oil and wood. Natural gas continues to be the preferred fuel for Michigan residences and businesses. Nearly every residential and commercial developer in MichCon's service territories selects natural gas in new construction because of the convenience, cleanliness and price advantage of natural gas compared to propane, fuel oil and other alternative fuels. Service and price are the primary factors affecting this market.

     Gas Distribution continues to focus on challenges and opportunities resulting from increased competition with other natural gas distribution companies and other energy providers. The MPSC is reviewing various plans to reform Michigan's gas utility regulatory process to give all customers added choices and to increase competition. MichCon and other Michigan gas utilities will implement pilot transportation service programs in 1997 for small-volume commercial and residential customers. Under MichCon's two-year program, 47,000 customers in the pilot territory will have the opportunity to select alternative natural gas suppliers beginning in April 1997. This option has been available to MichCon's larger commercial and industrial customers for several years. MichCon currently generates no earnings on the gas supply portion of operations. Therefore, a customer's selection of an alternative supplier is generally expected to be income-neutral. The overall package of regulatory changes connected with the gas industry restructuring is expected to result in lighter-handed regulation and the potential to improve earnings. Gas Distribution is positioning itself to respond to changes in regulation and increased competition by reducing its cost of operations while maintaining a high level of customer satisfaction. Gas Distribution remains focused on these goals in 1997 and beyond.

     Gas Distribution continues to take steps to become the preferred provider of natural gas and high-value energy services within Michigan and to maintain strong returns. To accomplish this, MichCon will increase penetration of existing markets by focusing on meeting the needs of customers and the marketplace, will increase efforts to reduce cost of gas and operating costs, and will take advantage of growth opportunities to expand to new geographic areas.

     Gas Distribution is continually assessing ways to improve cost competitiveness. Among other cost saving initiatives, MichCon and The Detroit Edison Company are exploring opportunities to share the cost of common, duplicative functions, including billing, meter reading, payment processing and excavation. Significant cost savings could be achieved, given that approximately 60% of Gas Distribution's 1.2 million customers are also customers of Detroit Edison.

     Cost of gas sold increased in 1996 as a result of significantly higher spot market prices paid for natural gas purchases and higher gas sales volumes due to colder weather. Cost of gas sold per Mcf for 1996 was $2.92, an increase of $.56 (24%). Gas Distribution still retained a significant cost advantage over competing fuels. Lower natural gas prices, partially offset by higher gas sales volumes, resulted in the 1995 decrease in cost of gas sold. Cost of gas sold per Mcf for 1995 decreased from 1994 by $.30 (11%).

     Gas Distribution's Market Expansion Program is intended to spur demand for natural gas in areas currently not served, primarily targeted at residential and small-volume commercial markets. By financing the cost of main extensions, this program makes it easier for users of other, higher-cost fuels, such as propane and fuel oil, to consider using natural gas for space heat and other applications. The Market Expansion Program, which reaches rural and developing areas not currently using natural gas, has contributed to the 10,830, 18,068 and 12,559 net increases in customers in 1996, 1995 and 1994, respectively. In 1996, 11 new areas of Michigan were served by MichCon, bringing to 128 the total number of new areas added since 1984.

     Gas Distribution's market share for residential heating customers in the communities in which it serves is approximately 85%. While this saturation rate is high, significant growth opportunities exist through conversion of existing homes as well as from new construction. Gas Distribution also promotes expanded natural gas usage through programs designed to increase non-heating applications, including gas ranges, clothes dryers, grills, fireplace logs and lighting. Gas Distribution continues to expand the industrial and commercial markets by aggressively facilitating the use of existing gas technologies and equipment.

     During 1995, MCN agreed to acquire a 47.5% interest in a partnership formed to construct, own and operate a natural gas transmission and distribution system located in southern Missouri. In September 1996, MCN received notification from the Securities and Exchange Commission that the acquisition is consistent with its exemption under the Public Utility Holding Act of 1935. Southern Missouri Gas Company, L.P. was formed effective November 1, 1996. Construction of the system, which began in March 1995, is planned to be completed in early 1997 at a cost of approximately $40 million. The 475-mile pipeline system, when completed, is expected to provide service to approximately 13,000 customers.

     END USER TRANSPORTATION: End user transportation deliveries increased in 1996 due to a higher level of usage by large-volume commercial and industrial customers. Additional deliveries to gas cogeneration facilities and colder weather also contributed to the increased deliveries. In 1996, this market accounted for 16% of total gas deliveries and produced 14% of Gross Profit Margin.

     At December 31, 1996, Gas Distribution had end user transportation agreements representing annual volumes of 146 Bcf. Approximately 65% of these volumes are under contracts that extend to 1998 or beyond and include the majority of the large, and most price-sensitive, customers. Contracts for the remaining volumes are typically one-year contracts that expire at various times during 1997 and relate to a large number of low volume users with relatively low price sensitivity. Negotiations have commenced with customers whose contracts expire in 1997.

     Through technical and financial assistance, customers have been encouraged to increase the use of natural gas in their industrial and commercial facilities. Gas-fueled power generation has been an expanding market for natural gas. In 1996, this market accounted for approximately 31 Bcf of gas deliveries. Air compressors and other small engines in certain commercial applications also provide possibilities for conversion to natural gas-powered equipment. The efficiencies and price competitiveness of natural gas can significantly reduce operating costs for customers, even though a higher initial outlay for gas-burning equipment may be required.

     The primary focus of competition in this market is total cost of fuel. Some large commercial and industrial customers have the capability to switch to alternative fuel sources including coal, electricity, oil and steam. In addition, some of these customers could bypass Gas Distribution's system and obtain service directly from a pipeline company. However, cost differentials must be sufficient to offset the substantial investment costs and risks associated with fuel switching or bypass. Gas Distribution competes against alternative fuel sources by providing competitive pricing and reliability of supply, through the use of the company's extensive storage capacity and multiple supply sources. Almost all significant customers that are in proximity to pipeline facilities are under long-term contracts.

     In the past several years, Gas Distribution has been successful in converting many customers' facilities to natural gas from alternative fuels and in retaining those customers after conversion. Also, in the past several years, Gas Distribution has not experienced fuel switching of any significance by its customers. In 1996, approximately 22 Bcf of MichCon's transportation deliveries were to customers who displaced coal with natural gas.

     INTERMEDIATE TRANSPORTATION: This service accounts for 59% of total gas volumes, but, due to the lower rate charged for this service, represents only 8% of Gross Profit Margin. The increases in intermediate transportation deliveries in 1996 and 1995 are due primarily to additional volumes transported for two major fixed-fee customers and increased transportation of Antrim gas for Michigan gas producers and brokers.

     Gas Distribution's extensive transmission pipeline system has enabled it to increase the volumes transported for Michigan gas producers, ANR Pipeline Company (ANR) and other shippers. Gas Distribution operates in a pivotal geographic location with links to major interstate pipelines that reach markets elsewhere in the Midwest, the eastern United States and eastern Canada.

     MichCon, through its subsidiary MichCon Pipeline Company (MichCon Pipeline), is involved in ventures that transport natural gas and natural gas liquids from east-central Michigan gas fields to processing plants in the northern part of the state. During 1996, MichCon Pipeline transported an average of 551 MMcf/d of natural gas and related liquids. In January 1996, the transportation rate of one customer on the Saginaw Bay Pipeline decreased 40% in accordance with the terms of a 15-year contract that reduces the transportation rate for the last 10 years of the agreement. However, in December 1996, the contract was renegotiated, thus eliminating the 40% decrease. This contract expires in December 1997. Negotiations are currently underway to extend this contract. Moreover, all transportation contracts relating to the Saginaw Bay Pipeline are being negotiated to raise the transportation rate to the maximum authorized rate. MichCon will continue to look at new sources of volume and revenue to increase the profitability of this asset.

     There has been a significant increase in Michigan Antrim gas production over the past several years, resulting in a growing demand by gas producers and brokers for intermediate transportation services. In order to meet the increased demand, MichCon expanded the capacity of its northern Michigan gathering system in 1996. The expansion enabled MichCon to transport an additional 75 Bcf in 1996.

     In January 1997, MichCon completed construction of a 59-mile loop of its existing Milford to Belle River Pipeline at a cost of approximately $85 million. The pipeline will improve the overall reliability and efficiency of MichCon's gas storage and transmission system by serving as a back-up means of transportation in the event of disruption in the operation of the existing pipeline or other facilities used to supply gas to MichCon's system.

     In 1997, MichCon will exercise its option to purchase a 50% interest in an additional pipeline under the St. Clair River to link MichCon's system with Consumers Gas of Toronto's pipeline. When placed into service during 1997, this project will enhance MichCon's ability to transport gas bound for both Canadian and Northeast U.S. markets.

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

     MichCon receives a significant amount of its heating assistance funding from the federal Low-Income Home Energy Assistance Program (LIHEAP). During 1995, Congress reduced a substantial portion of the program's funding for the 1996 fiscal year. The state of Michigan's share of federal LIHEAP funds was reduced from $78 million in fiscal year 1995 to $47.5 million in 1996. Uncollectible gas accounts were further impacted by the late receipt of fiscal year 1996 funding by the state of Michigan. Due to this delay, many of MichCon's customers who were eligible for assistance did not file to receive such funds. During 1996 and 1995, $10.1 million and $27.3 million in federal LIHEAP funds assisted approximately 74,000 and 112,000 MichCon customers, respectively, in making their gas payments. During October 1996, President Clinton signed an Omnibus Spending Bill passed by Congress that provided for $1 billion in federal LIHEAP funding for 1997, an increase of $100 million over 1996 levels. During February 1997, the President released his proposed budget which provides for federal LIHEAP funding at $1 billion annually through fiscal year 2002. Receipt of this funding is not expected to be delayed in 1997. A portion of any future increase or decrease in funding may impact uncollectible gas accounts.

GAS SUPPLY

     MichCon obtains its natural gas supply from various sources in different geographic areas under agreements that vary in both pricing and terms. This geographic and contractual diversity of supply ensures that MichCon will be able to meet the requirements of its present and future customers with reliable supplies of natural gas at competitive, market responsive prices. Citizens, a wholly owned gas utility subsidiary of MCN that serves approximately 13,000 customers, is currently served by two interstate pipelines, Panhandle

Eastern Pipe Line Company (Panhandle) and ANR. Westside Pipeline Company (Westside), an affiliate intrastate pipeline company, connects ANR to Citizens' distribution system. Citizens has firm transportation contracts with ANR and Westside that provide daily quantities sufficient to meet the needs of Citizens' firm customers. Citizens purchases gas from suppliers who have firm transportation agreements with Panhandle. During 1996, Citizens' purchases were 99% from CTC, an affiliated company and 1% from non-affiliated suppliers.

     One of MCN's objectives for its Gas Distribution business is to rank in the lowest quartile for cost of gas in Michigan as well as neighboring states. Although Gas Distribution's gas costs rose 24% during the year to $2.92 per Mcf, they remained in the lowest quartile among a group of 22 utilities in the region, having decreased 32% over the last 10 years. Under its gas cost recovery mechanism, MichCon expects to continue to collect all of its prudently incurred gas costs.

Gas Distribution -- Sources of Gas Supply (Bcf)
--------------------------------------------------------------------------------

                                                                   1996        1995        1994
                                                                   -----       -----       -----
Firm Suppliers:
  Michigan Producers........................................        86.3        90.9        86.0
  Interstate Suppliers......................................        14.5        18.2        64.3
  Canadian Suppliers........................................        37.3        31.5        29.4
Spot Market.................................................        94.0        55.1        37.2
                                                                   -----       -----       -----
                                                                   232.1       195.7       216.9
                                                                   =====       =====       =====

     Gas Distribution purchased 37% of its 1996 supply from Michigan producers, 47% from producers in the southern and midcontinent regions of the United States and 16% from Canadian producers. These supplies are complemented by 130 Bcf of working storage capacity from storage fields owned and operated in Michigan.

     MichCon has in place long-term firm transportation agreements with ANR and Great Lakes Gas Transmission Limited Partnership (Great Lakes). ANR is obligated to transport approximately 375 MMcf/d of supply during the summer months and 310 MMcf/d of supply during the winter months for MichCon under these agreements, while Great Lakes is obligated to transport 30 MMcf/d. These transportation contracts expire on various dates between 1999 and 2011.

     MichCon also has contracts with independent Michigan producers that expire on various dates through 2011. MichCon continues its supply strategy of purchasing gas under contracts that tie purchase prices to spot market prices. To mitigate risk related to spot market prices, MichCon has filed a proposal with the MPSC to change its supply strategy to purchase approximately two-thirds of its gas under contracts that tie purchase prices to spot market prices and to acquire the remainder under fixed price contracts. MichCon expects approval of this proposal during the second quarter of 1997.

     In 1993, Panhandle refunded to MichCon the costs of certain direct billings totaling $5.4 million plus interest of $4.4 million in compliance with a FERC order. During 1994, the FERC issued an order permitting Panhandle to seek reimbursement of the $4.4 million in interest from MichCon. MichCon's request for rehearing of the 1994 order was denied. MichCon appealed the issue to the District of Columbia (D.C.) Circuit Court. In February 1996, the U.S. District Court Eastern District of Michigan ruled that the FERC orders were final for purposes of requiring MichCon to pay Panhandle's invoice for the $4.4 million in interest. MichCon satisfied the judgment. In September 1996, the D.C. Circuit Court upheld the FERC's previous orders. MichCon has filed for recovery of these costs through its 1996 GCR reconciliation case.

     At December 31, 1996, MichCon owned and operated five natural gas storage fields in Michigan with a working storage capacity of approximately 130 Bcf. These facilities play an important role in providing reliable and cost-effective service. MichCon uses its storage capacity to supplement its supply during the winter months, replacing the gas in April through October when demand is at its lowest. The use of this storage capacity also allows MichCon to lower its peak-day entitlement, thereby reducing interstate pipeline costs. During 1996, MichCon's maximum one-day sendout exceeded 2.4 Bcf, of which approximately 70% came from its underground storage fields. MichCon's gas distribution system has a maximum daily sendout capability of 2.8 Bcf, with approximately 70% coming from underground storage. MichCon also sells a portion of its natural gas storage capacity to an affiliated company and third parties.

REGULATION AND RATES

     MichCon is subject to the jurisdiction of the MPSC as to various phases of its operations, including gas sales rates, service and accounting. Citizens' rates are set by the Adrian Gas Rate Commission, a municipal commission. Other various phases of its operations are subject to the jurisdiction of the MPSC. Both MichCon and Citizens are subject to the requirements of other regulatory agencies with respect to safety, the environment and health.

     Michigan offers an environment of progressive and reasonable rate regulation. This is evident by the efforts underway to change the current form of regulation. The MPSC is reviewing various plans to reform Michigan's gas utility regulatory process to give all customers added choices and to increase competition. One such plan is MichCon's Pilot Transportation Program being offered to 47,000 small-volume residential and commercial customers, discussed previously. MichCon is positioning itself to respond to changes in regulation and increased competition by successfully reducing its cost of operations while maintaining a high level of customer satisfaction. As the MPSC evaluates expanded competition for the electric and natural gas industries within the State, MichCon will continue its active involvement.

     GENERAL RATE PROCEEDINGS: MichCon received authorization to defer manufactured gas plant (MGP) investigation and remediation costs in excess of the $11.7 million previously reserved by MichCon. The remaining balance of this initial reserve at December 31, 1996 is approximately $2.6 million. Any excess costs are to be amortized over a 10 year period beginning in the year subsequent to the year environmental investigation and remediation costs are paid. The recovery of any remediation costs incurred will be reviewed in a future rate case.

     In June 1994, the MPSC approved the property tax stipulation and settlement agreement, which addresses the treatment of reduced state property tax and increased state sales tax and federal income tax. The estimated net decrease in MichCon's operating expense was approximately $4.0 million for 1994 and $6.2 million annually thereafter. The agreement allows MichCon to accelerate the amortization of its 1993 deferred costs associated with the implementation of Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," by the net decreased tax expense.

     MichCon filed an application with the MPSC in October requesting authority to decrease depreciation rates from the existing 4.09% to 3.44%. Based on December 1996 plant balances, depreciation expense would have effectively decreased by approximately $11.2 million. The final determination of MichCon's depreciation rate reduction is subject to an MPSC order. An MPSC order is expected by December 1997.

     In 1994, Citizens entered into a new rate agreement with the municipal commission that sets Citizens' rates. Under the terms of this agreement, Citizens received a 3% rate increase and will freeze its rates for five years. This rate increase is Citizens' first rate increase in 10 years. The new rate agreement, which went into effect in January 1995, will provide Citizens' customers with known prices and the company with an opportunity to control costs and continue to earn a reasonable rate of return.

     GAS COST RECOVERY: The GCR process allows MichCon to recover its cost of gas sold if the MPSC determines that such costs are reasonable and prudent. This determination includes an annual Gas Supply and Cost Review, in which the MPSC approves maximum monthly GCR factors. A subsequent annual GCR reconciliation proceeding provides a review of gas costs incurred during the year, determines whether approved gas costs have been overcollected or undercollected and, as a result, whether a refund or surcharge, including interest, is required to be returned to or collected from GCR customers using the rolled-in prospective refunding methodology approved by the MPSC on June 30, 1994.

     In February 1995, MichCon filed its 1994 GCR reconciliation case indicating an over-recovery of $19 million, including interest. In February 1996, the MPSC issued an order finding that all of MichCon's 1994 gas costs were reasonable and prudent, and made no disallowance of gas costs as a result of MichCon fixing gas prices on a portion of its gas purchases.

     In February 1996, MichCon filed its 1995 GCR reconciliation case indicating an under-recovery of less than $0.1 million, including interest, which will be collected from GCR customers using the new rolled-in prospective refunding methodology. In February 1997, the MPSC issued an order finding that all of MichCon's 1995 gas costs were reasonable and prudent.

     In February 1997, MichCon filed its 1996 GCR reconciliation case indicating a net under-recovery of approximately $28 million, including interest. An MPSC order is expected in December 1997. In July 1996, MichCon filed its 1997 GCR plan case. An MPSC order is expected in May 1997.

ENVIRONMENTAL MATTERS

     MANUFACTURED GAS PLANTS: Prior to the construction of major natural gas pipelines, gas for heating and other uses was manufactured from processes involving coal, coke or oil. MCN owns, or previously owned, 17 such former manufactured gas plant (MGP) sites.

     During the mid-1980's, preliminary environmental investigations were conducted at these former MGP sites, and some contamination related to the byproducts of gas manufacturing was discovered at each site. The existence of these sites and the results of the environmental investigations have been reported to the Michigan Department of Environmental Quality. None of these former MGP sites are on the National Priorities List prepared by the U.S. Environmental Protection Agency.

     MCN is not involved in any administrative proceedings regarding these former MGP sites but is currently remediating one of these sites. The remedy consists of limited excavation and disposal of soils, a new soil cover and long-term groundwater monitoring. More extensive investigations are underway at seven other sites.

     In 1984, MichCon established an $11.7 million reserve for environmental investigation and remediation. During 1993, MichCon received MPSC approval of a cost deferral and rate recovery mechanism for investigation and remediation costs incurred at former MGP sites in excess of this reserve.

     MCN employed outside consultants to evaluate remediation alternatives for these sites, to assist in estimating its potential liabilities and to review its archived insurance policies. MCN has notified more than 50 current and former insurance carriers of the environmental conditions at these former MGP sites. In 1996, MichCon received payments from certain carriers and expects additional insurance recoveries over the next several years. The findings of these investigations indicate that the estimated total expenditures for investigation and remedial activities at all 17 former MGP sites will be between $30 million and $170 million based on undiscounted 1995 costs. As a result of these studies, MCN accrued an additional liability and a corresponding regulatory asset of approximately $35 million during 1995.

     During 1996, 1995 and 1994, MCN spent $.9 million, $2.1 million and $.6 million, respectively, investigating these former MGP sites. At December 31, 1996 the reserve balance was $37.6 million, of which $2.6 million was classified as current. Any significant change in assumptions, such as remediation techniques, nature and extent of contamination and regulatory requirements, could impact the estimate of remedial action costs and, therefore, have an effect on MCN's financial position and cash flows. However, management believes that insurance coverage and the cost deferral and rate recovery mechanism approved by the MPSC will prevent environmental costs from having a material adverse impact on MCN's results of operations.

FRANCHISES

     MichCon operates in numerous cities, villages and townships under franchises or permits that typically are revocable at will and have a 30-year maximum duration. In Grand Rapids and a number of other municipalities where a substantial part of MichCon's service is furnished, MichCon's operations originated under franchises that have since expired. In 1993, MichCon began renewing or re-establishing formal franchises in those municipalities in order to avoid uncertainty with regard to MichCon's ability to continue and expand service in those areas. Regarding the franchises that have not been renewed, MichCon's gas distribution systems are rightfully occupying the streets with the consent or acquiescence of the municipalities. While MichCon could be ordered by any municipality in which its franchise has expired to remove its property, it could be deprived of ownership only by its consent and the payment of an agreed upon price, or by condemnation and the payment of the fair value of such property. Should any of these municipalities seek to terminate MichCon's operations therein and substitute another gas utility operation, publicly or privately owned, the municipality must either (i) acquire and operate MichCon's system, (ii) construct a new system or (iii) grant a franchise to another privately owned utility to construct or acquire its own distribution system.

     During 1996, MichCon gained six franchises with aggregate gas sales volumes of approximately 0.4 Bcf annually. Approximately 40 major franchises have been renewed in 1996, which account for gas sales volumes of approximately 18 Bcf annually.

     Public utility franchises in Michigan are non-exclusive. Construction under a second franchise granted to another public utility requires authorization by the MPSC, which must consider, among other things, the service rendered by the existing utility, the investment by such utility, and the benefit, if any, to the public of having a second utility serve in the area. In one township where MichCon formerly served approximately 450 residential customers (representing 78,400 Mcf annually) under an expired franchise, and upon the suit of a competing utility with a franchise overlapping the area, a local circuit judge entered an order to enjoin MichCon from expanding its service in that township. However, the Michigan Court of Appeals reversed that decision. This matter is pending before the Michigan Supreme Court. On October 1, 1994, MichCon sold its distribution facilities in that township to the competing utility. Management expects that issues involving franchise rights will continue to be actively pursued in judicial and regulatory proceedings but are not expected to have a significant impact on its business.

     Citizens operates in cities and townships in and around Adrian, Michigan under franchises or permits that are revocable, have a 30-year maximum duration, and provide for municipal rate setting. In November 1995, the residents of Adrian voted favorably on granting a 30-year renewal franchise to Citizens.

                            DISCONTINUED OPERATIONS

     In June 1996, MCN completed the sale of its computer operations subsidiary, The Genix Group, Inc. (Genix), to Affiliated Computer Services, Inc. for an initial sales price of $137.5 million, resulting in an after-tax gain of $36.2 million. In October 1996, the initial sales price was decreased by $4.6 million to reflect the reduction in Genix's working capital between the effective and closing dates of the transaction. The selling price of Genix could be further adjusted downward by as much as $32 million depending upon the occurrence of certain contingencies that include, among other things, retention of certain customers through mid-1998 and tax-related matters. Management believes that no further adjustment to the selling price will occur. Although Genix had experienced significant growth in revenues and operating income over the past several years, MCN's focused strategy is to invest in energy-related projects that generate higher rates of return. Summary statements and other information on discontinued computer operations can be found in Note 2 to the consolidated financial statements.

                                     OTHER

     MCNIC is involved in several residential and commercial community development partnerships.

     Storage Development Company, a 100% owned subsidiary of MCNIC, holds a 50% limited partnership interest in The Orchards Golf Limited Partnership. The partnership was formed in 1991 to develop approximately 520 acres of land in Washington Township, Michigan. The development consisted of an 18-hole championship golf course, The Orchards, of approximately 200 acres located above the Washington 28 storage field and residential development of the remaining acreage. The Orchards Golf Limited Partnership entered into an agreement with Westcreek Estates to sell approximately 70 residential development acres.

ITEM 2. PROPERTIES

     MCN, through its principal subsidiaries, leases approximately 105,000 sq. feet of office space in Detroit and Grand Rapids, Michigan, Houston, Texas, Denver, Colorado, and Hartford, Connecticut under long-term leases.

GAS DISTRIBUTION

     MichCon operates natural gas distribution, transmission and storage facilities in the state of Michigan. At December 31, 1996, MichCon's distribution system included 16,257 miles of distribution mains, 1,065,233 service lines and 1,185,445 active meters. MichCon owns 2,509 miles of transmission and production lines that deliver natural gas to the distribution districts and interconnect its storage fields with the sources of supply and the market areas. MichCon also owns properties relating to five underground storage fields with an aggregate storage capacity of approximately 130 Bcf. Additionally, MichCon owns district office buildings, service buildings and gas receiving and metering stations. MichCon occupies its principal office buildings, located in Detroit and Grand Rapids, under long-term leases. Portions of these buildings are subleased to affiliates and others.

     Most of MichCon's properties are held in fee, by easement, or under lease agreements expiring at various dates to 2006, with renewal options extending beyond that date. The principal plants and properties of MichCon are held subject to the lien of MichCon's Indenture of Mortgage and Deed of Trust under which MichCon's First Mortgage Bonds are issued. Some existing properties are being fully utilized and new properties are being added to meet the requirements of expansion into new areas. MichCon's capital expenditures for 1996 totaled $212.7 million. MichCon's capital requirements for 1997 are anticipated to be approximately $175 million for capital investments.

     The Saginaw Bay Pipeline Company, a wholly owned subsidiary of MichCon Pipeline Co., owns a 66 2/3% interest in the Saginaw Bay Area Limited Partnership, which owns substantially all of the properties used in the conduct of its business, primarily a 126-mile major gathering line. The Saginaw Bay Lateral Company, a wholly owned subsidiary of MichCon Pipeline Co., owns a 46% interest in the Saginaw Bay Lateral Limited Partnership, which owns substantially all of the properties used in the conduct of its business, primarily lateral lines related to the Saginaw Bay major gathering line. Westside Pipeline Company, a wholly owned subsidiary of MichCon Pipeline Co., owns an 82.62% interest in Jordan Valley Pipeline, an 14-mile major gathering line and the Terra-Hayes Pipeline, a 18-mile major gathering line.

     MichCon Gathering Company, a wholly owned subsidiary of MichCon Pipeline Co., owns substantially all of the properties used in the conduct of its business, including 44.7-mile, 8.6-mile and 11-mile major gathering lines and a 2400 horsepower compressor station.

     Citizens owns all of the properties used in the conduct of its utility business. Included in these properties is a gas distribution system, a two-story office building in downtown Adrian and a one-story service center.

DIVERSIFIED ENERGY

     MCNIC Oil & Gas Company has interests in properties used for gas production, including compressor facilities and small gathering lines. (See information on the following page on Exploration & Production Activities for further details).

     MCN is involved in joint ventures that own property associated with gas storage, power generation, gas gathering and processing, and real estate.

     MCN's facilities are suitable and adequate for their intended use.

EXPLORATION & PRODUCTION ACTIVITIES

     MCNIC Oil & Gas Company (MOG), a subsidiary of MCN, is involved in various gas and oil producing activities. The following data, together with the financial information detailed in Note 14 to the Consolidated Financial Statements, incorporated by reference in Item 8 of this report, and the general data provided under the "Exploration & Production" section of Item 1 located on page 2, provide additional information regarding this activity. Information on estimated gas and oil reserves was obtained by MOG from the independent petroleum engineering consultants Ryder Scott Company, Miller and Lents, Ltd., Lee Keeling & Associates, Inc., Questa Engineering Corporation, Advanced Resources International, Inc. and S.A. Holditch & Associates, Inc.

PRODUCTION

               For the Year Ended December 31                    1996         1995         1994
               ------------------------------                   ------       ------       ------
Average Gas Sales Price (per Mcf)                               $ 1.96       $ 2.02       $ 1.97
Average Oil Sales Price (per Bbl)                               $20.18       $16.24       $16.29
Average Production Cost (per Mcfe)                              $ 0.76       $ 0.56       $ 0.52

PRODUCTIVE WELLS AND ACREAGE

                                               1996                     1995                   1994
                                       ---------------------    --------------------    ------------------
                                         Gross        Net         Gross        Net       Gross       Net
                                       ---------      ---       ---------      ---      -------      ---
Producing Wells
-----------------
United States                              2,890       1,481        1,972      1,014      1,295        620
                                       =========    ========    =========    =======    =======    =======
Developed Lease Acreage
---------------------------
United States                            519,107     287,964      308,878    149,104    212,941    101,301
                                       =========    ========    =========    =======    =======    =======
Undeveloped Leased Acreage
-------------------------------
United States                          1,701,063     970,873    1,345,864    819,049    573,106    390,859
                                       =========    ========    =========    =======    =======    =======

DRILLING ACTIVITY

                                                           1996             1995             1994
                                                       -------------    -------------    -------------
                                                       Gross    Net     Gross    Net     Gross    Net
                                                       -----    ---     -----    ---     -----    ---
Working Interest Well Completions:
  Exploratory
     Productive                                          63      28       26       6       22      11
     Dry                                                 37      15       22       7       16      11
                                                        ---     ---      ---     ---      ---     ---
       Total Exploratory                                100      43       48      13       38      22
                                                        ---     ---      ---     ---      ---     ---
  Development
     Productive                                         355     230      333     228      137     120
     Dry                                                 12       6       18       9        9       6
                                                        ---     ---      ---     ---      ---     ---
       Total Development                                367     236      351     237      146     126
                                                        ---     ---      ---     ---      ---     ---
Total Working Interest Well Completions                 467     279      399     250      184     148
                                                        ===     ===      ===     ===      ===     ===
Wells in Process of Drilling at December 31, 1996       167     108      120      82       92      72

ITEM 3. LEGAL PROCEEDINGS

     In addition to the Gas Distribution's regulatory proceedings and other matters described in Item 1, "Business," MCN is also involved in a number of lawsuits and administrative proceedings in the ordinary course of business with respect to taxes, environmental matters, contracts, personal injury, property damage claims and other matters.

ENVIRONMENTAL

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

     In September 1996, USEPA sent MichCon a second general notice of liability letter for the site and demanded reimbursement of approximately $2.3 million in past costs, plus interest. USEPA then issued MichCon and the other potentially responsible party a unilateral administrative order under section 106 of the Comprehensive Environmental Response Compensation and Liability Act to implement the remedy. USEPA estimates the cost of the remedy to be approximately $650,000. MichCon again reviewed USEPA's bases for determining that it is a potentially responsible party and concluded again that it was not responsible for contamination discovered at that site and informed USEPA of its decision. USEPA has not subsequently contacted MichCon about this response. USEPA may sue MichCon to force compliance with the order or may implement the remedy and then sue MichCon for recovery of all incurred costs. If USEPA institutes and prevails in such a suit and if the court determines that MichCon did not have sufficient cause not to comply with the order, the court may impose civil penalties and punitive damages. Management believes MichCon was not responsible for contamination at the site and has sufficient cause not to comply with this order and that the resolution of this matter will not have a material adverse effect on MCN's financial statements.

ENERGY CONSERVATION PROGRAMS

     In December 1994, a suit was filed against MichCon in Wayne County Michigan Circuit Court by six customers who had participated in one of three energy conservation programs sponsored by MichCon. Under these programs, which had been approved by the MPSC and operated from 1990 to 1996, MichCon offered low-interest loans, rebates and other arrangements to assist approximately 46,000 qualified residential customers in purchasing high-efficiency furnaces. MichCon did not manufacture, sell or install any of the furnaces. The complaint alleged that MichCon induced the purchase of these furnaces through its conservation programs and that it had a duty to, but failed to, warn its customers that harmful levels of carbon monoxide could backdraft if a chimney was not properly sized and a chimney liner installed. No personal injuries were claimed. Plaintiffs sought injunctive relief, unspecified monetary damages and class action certification. The trial court denied such certification on two separate occasions; the Michigan Court of Appeals denied plaintiffs' request for an appeal of those rulings.

     MichCon impleaded, as third-party defendants, all of the manufacturers, contractors and installers of the plaintiffs' furnaces. On September 13, 1996, plaintiffs' third motion to certify the lawsuit as a class action was granted. MichCon appealed the granting of certification and on December 2, 1996, the Michigan Court of Appeals granted MichCon's motion for immediate consideration and stayed all further proceedings until the Court issues its decision. MichCon believes that the plaintiffs' allegations are without merit and will continue to defend the case vigorously.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with respect to all executive officers of MCN, as of February 28, 1997, is set forth below. Such officers are appointed by the Board of Directors for terms expiring at the next annual meeting of shareholders, scheduled to be held April 22, 1997.

NAME AND POSITION                        AGE    BUSINESS EXPERIENCE DURING PAST FIVE YEARS
-----------------                        ---    ------------------------------------------
Alfred R. Glancy III                     58     Present position since September 1992; Chairman, Chief
  Chairman, President, Chief                    Executive Officer and Director since August 1988;
  Executive Officer and Director                Chairman and Director of MCN Investment since 1988;
                                                Chairman and Director of MichCon since 1984 and 1981
                                                respectively; Chief Executive Officer of MichCon from
                                                1984 to September 1992.
Rai P. Bhargava                          49     Present position since January 1994; Executive Vice
  President and Chief Executive                 President and Chief Operating Officer of MCN Investment
  Officer of MCN Investment                     from July 1993 to January 1994; Director of MCN
                                                Investment since November 1993; Vice President,
                                                Marketing, of MichCon from July 1988 to July 1993.
Stephen E. Ewing                         52     Present position since September 1992; President and
  President and Chief Executive                 Chief Operating Officer from August 1988 to September
  Officer Officer of MichCon and                1992; Director since August 1988; President and
  Director                                      Director of MichCon since 1985 and 1984 respectively;
                                                Chief Operating Officer of MichCon from 1985 to
                                                September 1992.
William K. McCrackin                     63     Present position since September 1992; Vice Chairman,
  Vice Chairman, Chief Financial                Chief Financial Officer, Treasurer and Director from
  Officer and Director                          August 1988 to September 1992; Director of MCN
                                                Investment since 1988; Vice Chairman of MichCon from
                                                March 1986 to September 1992; Chief Financial Officer
                                                of MichCon from 1985 to September 1992; Director of
                                                MichCon since 1984.
Daniel L. Schiffer                       53     Present position since September 1995; Vice President,
  Senior Vice President, General                General Counsel and Secretary of MCN since April 1989;
  Counsel and Secretary                         General Counsel and Secretary of MCN since August 1988;
                                                Vice President and General Counsel of MichCon from July
                                                1991 to September 1992; Associate General Counsel of
                                                MichCon from 1984 to July 1991; Director of MichCon
                                                since January 1989.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     MCN Common Stock is traded on the New York Stock Exchange. On February 18, 1997 there were 23,344 holders of record of MCN Common Stock. Information regarding the market price of MCN Common Stock and related security holder matters is incorporated by reference herein from the section titled "Supplementary Financial Information" in MCN's 1996 Annual Report to Shareholders, pages 64 and 65.

ITEM 6. SELECTED FINANCIAL DATA

     Information required pursuant to this item is incorporated by reference herein from the section titled "Supplementary Financial Information" in MCN's 1996 Annual Report to Shareholders, pages 64 and 65.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Information required pursuant to this item is incorporated by reference herein from the section titled "Management's Discussion and Analysis" in MCN's 1996 Annual Report to Shareholders, pages 32 through 40.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Information required pursuant to this item is incorporated by reference herein from the following sections of MCN's 1996 Annual Report to Shareholders. The consolidated statement of income, cash flows and capitalization are for each of the years ended December 31, 1996, 1995 and 1994 and the consolidated statement of financial position is as of December 31, 1996 and 1995.

     Consolidated Statement of Income, page 41

     Consolidated Statement of Financial Position, page 42

     Consolidated Statement of Cash Flows, page 43

     Consolidated Statement of Capitalization, page 44

     Notes to Consolidated Financial Statements, pages 45 through 63

     Supplementary Financial Information, page 64 and 65; and

     Independent Auditors' Report, page 66

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information set forth in the section titled "Proposal 1 -- Election of Directors" in MCN's February 1997 definitive Proxy Statement is incorporated by reference herein.

     Information concerning the executive officers of MCN is set forth in the section titled "Executive Officers of the Registrant" on page 19 in Part I of this Report.

ITEM 11. EXECUTIVE COMPENSATION

     The information set forth in the sections titled "Compensation of Directors and Executive Officers" and "Report of the Compensation Committee of the Board of Directors on Executive Compensation" in MCN's February 1997 definitive Proxy Statement is incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information set forth in the section titled "Beneficial Security Ownership of Directors, Nominees and Executive Officers" in MCN's February 1997 definitive Proxy Statement is incorporated by reference herein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information set forth in the sections titled "Executive Compensation" and "Other Compensation Matters" in MCN's February 1997 definitive Proxy Statement is incorporated by reference herein.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

(A) LIST OF DOCUMENTS FILED AS PART OF THE REPORT:

     1. For a list of financial statements incorporated by reference, see the section entitled "Financial Statements and Supplementary Data", on page 20 in Part II, Item 8 of this Report.

     2. The Financial Statement Schedule for each of the three years in the period ended December 31, 1996, unless otherwise noted, are included herein in response to Part II, Item 8:

          Independent Auditors' Report

     SCHEDULE

          II -- Valuation and Qualifying Accounts

     Schedules other than those referred to above are omitted as not applicable or not required, or the required information is shown in the financial statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors:

     We have audited the consolidated financial statements of MCN Corporation and subsidiaries doing business as MCN Energy Group Inc. (the "Corporation"), as of December 31, 1996 and 1995, and for each of the three years in the period ended December 31, 1996, and have issued our report thereon dated February 7, 1997 (which expresses an unqualified opinion and includes an explanatory paragraph relating to the Corporation's adoption of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation"), such consolidated financial statements and report are included in your 1996 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of the Corporation, listed in Item 14. This consolidated financial statement schedule is the responsibility of the Corporation's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Deloitte & Touche LLP
Detroit, Michigan
February 7, 1997

                                                                     SCHEDULE II

                        MCN CORPORATION AND SUBSIDIARIES

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                             (THOUSANDS OF DOLLARS)

                      COLUMN A                          COLUMN B          COLUMN C           COLUMN D      COLUMN E
                                                                         ADDITIONS
                                                                    --------------------
                                                                         PROVISIONS         DEDUCTIONS
                                                                         CHARGED TO        FOR PURPOSES
                                                       BALANCE AT   --------------------   FOR WHICH THE    BALANCE
                                                       BEGINNING              REGULATORY   RESERVES WERE    AT END
                     DESCRIPTION                       OF PERIOD    INCOME      ASSET        PROVIDED      OF PERIOD
-----------------------------------------------------  ----------   -------   ----------   -------------   ---------
                                                                        YEAR ENDED DECEMBER 31, 1996
                                                       -------------------------------------------------------------
Reserves deducted from assets in Consolidated
  Statement of Financial Position:
    Allowance for doubtful accounts..................   $13,765     $29,425    $    --       $  24,703      $18,487
                                                        =======     =======    =======       =========      =======
Reserves included in Current Liabilities -- Other and
  in Accrued Environmental Costs in Consolidated
  Statement of Financial Position:
    Environmental testing (1)........................   $38,451     $    --    $    --       $     875      $37,576
                                                        =======     =======    =======       =========      =======
Reserves included in Deferred Credits and Other
  Liabilities -- Other in Consolidated Statement of
  Financial Position:
    Injuries and damages.............................   $ 8,013     $ 3,052    $   674       $   2,557      $ 9,182
                                                        =======     =======    =======       =========      =======


                                                                        YEAR ENDED DECEMBER 31, 1995
                                                       -------------------------------------------------------------
Reserves deducted from assets in Consolidated
  Statement of Financial Position:
    Allowance for doubtful accounts..................   $16,101     $15,274    $    --       $  17,610      $13,765
    Allowance for sale of partnership interest (2)...        91          --         --              91           --
    Allowance for notes receivable (3)...............     1,954      (1,607)        --             347           --
                                                        -------     -------    -------       ---------      -------
                                                        $18,146     $13,667    $    --       $  18,048      $13,765
                                                        =======     =======    =======       =========      =======
Reserves included in Current Liabilities -- Other and
  in Accrued Environmental Costs in Consolidated
  Statement of Financial Position:
    Environmental testing (1)........................   $ 5,540     $    --    $35,000       $   2,089      $38,451
                                                        =======     =======    =======       =========      =======
Reserves included in Deferred Credits and Other
  Liabilities -- Other in Consolidated Statement of
  Financial Position:
    Injuries and damages.............................   $ 8,402     $ 1,026    $   686       $   2,101      $ 8,013
                                                        =======     =======    =======       =========      =======

                                                                        YEAR ENDED DECEMBER 31, 1994
                                                       -------------------------------------------------------------
Reserves deducted from assets in Consolidated
  Statement of Financial Position:
    Allowance for doubtful accounts..................   $19,576     $20,392    $    --       $  23,867      $16,101
    Allowance for sale of partnership interest (2)...        --          91         --              --           91
    Allowance for notes receivable...................       579       1,375         --              --        1,954
                                                        -------     -------    -------       ---------      -------
                                                        $20,155     $21,858    $    --       $  23,867      $18,146
                                                        =======     =======    =======       =========      =======
Reserves included in Current Liabilities -- Other in
  Consolidated Statement of Financial Position:
    Environmental testing (1)........................   $ 6,179     $    --    $    --       $     639      $ 5,540
                                                        =======     =======    =======       =========      =======
Reserves included in Deferred Credits and Other
  Liabilities -- Other in Consolidated Statement of
  Financial Position:
    Injuries and damages.............................   $ 9,090     $ 1,656    $   387       $   2,731      $ 8,402
                                                        =======     =======    =======       =========      =======

---------------

NOTES:

(1) Reference is made to Note 7b to the Consolidated Financial Statements in MCN's 1996 Annual Report to Shareholders, page 50.

(2) During 1994, MCN established a reserve for the expected loss relating to the sale of a partnership interest in a gas marketing joint venture. The sale took place in 1995.

(3) During 1995, MCN reversed $1,607,000 of an uncollectible reserve on an advance made to a joint venture. The uncollectible provision was reversed upon the receipt of payments and credit support to ensure repayment of the remaining advance balance.

3. Exhibits, Including Those Incorporated by Reference.

EXHIBIT
  NO.                              DESCRIPTION
-------                            -----------
    3-1    Articles of Incorporation of MCN Corporation (Exhibit 3-1 to
           March 31, 1994 Form 10-Q).
    3-2    By-Laws of MCN Corporation, as amended (Exhibit 3-2 to March
           31, 1993 Form 10-Q).
    3-3    Certificate of Limited Partnership of MCN Michigan Limited
           Partnership (Exhibit 4-6 to Registration Statement No.
           33-55665).
    3-4    Certificate of Trust of MCN Financing I (Exhibit 4-11 to
           Registration Statement No. 333-01521).
    4-1    Rights Plan (Exhibit 28-1 to December 20, 1989 Form 8-K).
    4-2    Subordinated Debt Securities Indenture between MCN Corp. and
           NBD Bank, N.A., as Trustee, dated September 1, 1994 (Exhibit
           4-5 to Registration Statement No. 33-55665); First
           Supplemental Indenture, dated April 17, 1996 (Exhibit 4-18 to Amendment No. 2 to Registration Statement No. 333-01521);
           and Second Supplemental Indenture, dated July 24, 1996
           (Exhibit 5-2 to July 24, 1996 Form 8-K).
    4-3    MichCon's Indenture of Mortgage and Deed of Trust dated
           March 1, 1944 (Exhibit 7-D to Registration Statement No.
           2-5252); Twenty-ninth Supplemental Indenture, dated July 15,
           1989 (Exhibit 4-1 to July 27, 1989 Form 8-K); Thirtieth
           Supplemental Indenture, dated September 1, 1991 (Exhibit 4-1 to September 27, 1991 Form 8-K); Thirty-first Supplemental
           Indenture, dated December 15, 1991 (Exhibit 4-1 to February
           28, 1992 Form 8-K); Thirty-second Supplemental Indenture,
           dated January 5, 1993 (Exhibit 4-1 to 1992 Form 10-K);
           Thirty-third Supplemental Indenture, dated May 1, 1996
           (Exhibit 4-2 to Registration Statement No. 33-59093); and
           Thirty-forth Supplemental Indenture, dated November 1, 1996
           (Exhibit 4-2 to Registration Statement No. 333-16285).
    4-4    Debt Securities Indenture between MCN Investment Corp. and
           NBD Bank as Trustee, dated September 1, 1995 (Exhibit 4-1 to
           Registration Statement No. 33-63311).
    4-5    MCN hereby agrees to furnish to the SEC, upon request, a
           copy of any instruments defining the rights of holders of
           long-term debt issued by MCN or its subsidiaries.
    4-6    Form of Guarantee Agreement with Respect to Preferred
           Securities of MCN Michigan Limited Partnership (Exhibit 4-8
           to Registration Statement No. 33-55665).
    4-7    Amended and Restated Limited Partnership Agreement of MCN
           Michigan Limited Partnership (Exhibit 4-1 to October 26,
           1994 Form 8-K).
    4-8    Form of MCN Corporation Series A Subordinated Deferrable
           Interest Debt Security for $100,000,000 (Exhibit 4-6 to
           October 26, 1994 Form 8-K).
    4-9    Form of MCN Corporation Series A Subordinated Deferrable
           Interest Debt Security for $1,100,000 (Exhibit 4-7 to
           October 26, 1994 Form 8-K).
   4-10    Purchase Contract Agreement dated April 22, 1996 between MCN
           Corporation and the First National Bank of Chicago, as
           Purchase Contract Agent (Exhibit 4-9 to April 22, 1996 Form
           8-K).
   4-11    Pledge Agreement dated April 22, 1996 among MCN Corporation,
           Chemical Bank, as Collateral Agent, and The First National
           Bank of Chicago, as Purchase Contract Agent (Exhibit 4-10 to
           April 22, 1996 Form 8-K).
   4-12    Form of Preferred Redeemable Increased Dividend Equity
           Securities Certificate (Exhibit A to the Purchase Contract
           Agreement included as Exhibit 4-10 hereto).
   4-13    Amended and Restated Declaration of Trust of MCN Financing
           I, dated as of July 24, 1996 (Exhibit 5-1 to July 24, 1996
           Form 8-K).
   4-14    Preferred Securities Guarantee Agreement, dated as of July
           26, 1996, between MCN and Wilmington Trust Company (Exhibit
           5-4 to July 24, 1996 Form 8-K).

     4-15  Form of Preferred Security of MCN Financing I (Annex I to the Amended and Restated Declaration of Trust
           of MCN Financing I included as Exhibit 4-13 hereto).
     10-1  MCN Stock Option Plan Post-Effective Amendment No. 1 (Registration Statement No. 33-21930-99).
     10-2  Directors' Deferred Fee Plan (Exhibit 10-3 to 1989 Form 10-K).
     10-3  Form of Employment Agreement (Exhibit 10-1 to March 31, 1990 Form 10-Q).
     10-4  MCN Corporation Annual Performance Plan (Exhibit 10-6 to 1993 Form 10-K).
     10-5  MCN Corporation Non-Officer Director Stock Award Plan (Exhibit 10-1 to March 31, 1994 Form 10-Q).
     10-6  MCN Corporation Stock Incentive Plan (Exhibit 10-1 to March 31, 1995 Form 10-Q).
     10-7  Special Retention Agreement between MCN Corporation and Rai P. Bhargava (Exhibit 10-1 to June 30, 1995
           Form 10-Q).
     10-8  MCN Executive Deferred Compensation Plan, as amended (Exhibit 10-1 to September 30, 1996 Form 10-Q).
     10-9  MichCon Supplemental Death Benefit and Retirement Income Plan (Exhibit 10-2 to September 30, 1996 Form
           10-Q).
    10-10  MichCon Supplemental Retirement Plan (Exhibit 10-3 to September 30, 1996 Form 10-Q).
    10-11  MCN Corporation Mandatory Deferred Compensation Plan, as amended.*
    10-12  MCN Energy Group Inc. Supplemental Savings Plan.*
     12-1  Computation of Ratio of Earnings to Fixed Charges for MCN Energy Group Inc.*
     12-2  Computation of Ratio of Earnings to Fixed Charges for MCN Investment Corporation.*
     13-1  MCN Energy Group Inc. 1996 Annual Report to Shareholders.*
     21-1  List of MCN Subsidiaries.*
     23-1  Independent Auditors' Consent -- Deloitte & Touche LLP.*
     23-2  Consent of Ryder Scott Company.*
     23-3  Consent of Miller and Lents, Ltd.*
     23-4  Consent of Lee Keeling & Associates, Inc.*
     23-5  Consent of S.A. Holditch & Associates, Inc.*
     23-6  Consent of Questa Engineering Corporation.*
     23-7  Consent of Advanced Resources International, Inc.*
     24-1  Powers of Attorney.*
     27-1  Financial Data Schedule.*
     99-1  MichCon Investment and Stock Ownership Plan, as amended (Exhibit 28-1 to MichCon's 1989 Form 10-K).
     99-2  MichCon Savings and Stock Ownership Plan, as amended (Exhibit 28-2 to MichCon's 1989 Form 10-K).

---------------
* Indicates document filed herewith.

References are to MCN (File No. 1-10070) for documents incorporated by reference.

References are to MichCon (File No. 1-7310) for MichCon documents incorporated by reference.

(B) REPORTS ON FORM 8-K:

     MCN Corporation filed a report on Form 8-K dated January 14, 1997, under
Item 5 with respect to the announcement that MCN Corporation had begun doing business under the name MCN Energy Group Inc., reflecting the company's growth during the past five years into a diversified energy company.

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

                                                     MCN CORPORATION
                                          --------------------------------------
                                                       (Registrant)

                                          By:       /s/ Harold Gardner
                                            ------------------------------------
                                                       Harold Gardner
                                                 Vice President, Controller
                                                and Chief Accounting Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

                                                               TITLE                          DATE
                                                               -----                          ----

                      *                          Director, Chairman, President and     February 28, 1997
---------------------------------------------    Chief Executive Officer
            Alfred R. Glancy III

                      *                          Director, Vice Chairman and Chief     February 28, 1997
---------------------------------------------    Financial Officer
            William K. McCrackin

             /s/ Harold Gardner                  Vice President, Controller and        February 28, 1997
---------------------------------------------    Chief Accounting Officer
               Harold Gardner

                      *                          Director                              February 28, 1997
---------------------------------------------
              Stephen E. Ewing

                      *                          Director                              February 28, 1997
---------------------------------------------
               Roger Fridholm

                      *                          Director                              February 28, 1997
---------------------------------------------
             Frank M. Hennessey

                      *                          Director                              February 28, 1997
---------------------------------------------
             Thomas H. Jeffs II

                      *                          Director                              February 28, 1997
---------------------------------------------
               Dale A. Johnson

                      *                          Director                              February 28, 1997
---------------------------------------------
             Helen O. Petrauskas

                      *                          Director                              February 28, 1997
---------------------------------------------
               Howard F. Sims

                      *                          Director                              February 28, 1997
---------------------------------------------
              Bill M. Thompson

           *By: /s/ HAROLD GARDNER
   ---------------------------------------
               Harold Gardner
              Attorney-in-Fact

                                EXHIBIT INDEX

EXHIBIT
  NO.                              DESCRIPTION
-------                            -----------
    3-1    Articles of Incorporation of MCN Corporation (Exhibit 3-1 to
           March 31, 1994 Form 10-Q).
    3-2    By-Laws of MCN Corporation, as amended (Exhibit 3-2 to March
           31, 1993 Form 10-Q).
    3-3    Certificate of Limited Partnership of MCN Michigan Limited
           Partnership (Exhibit 4-6 to Registration Statement No.
           33-55665).
    3-4    Certificate of Trust of MCN Financing I (Exhibit 4-11 to
           Registration Statement No. 333-01521).
    4-1    Rights Plan (Exhibit 28-1 to December 20, 1989 Form 8-K).
    4-2    Subordinated Debt Securities Indenture between MCN Corp. and
           NBD Bank, N.A., as Trustee, dated September 1, 1994 (Exhibit
           4-5 to Registration Statement No. 33-55665); First
           Supplemental Indenture, dated April 17, 1996 (Exhibit 4-18 to Amendment No. 2 to Registration Statement No. 333-01521);
           and Second Supplemental Indenture, dated July 24, 1996
           (Exhibit 5-2 to July 24, 1996 Form 8-K).
    4-3    MichCon's Indenture of Mortgage and Deed of Trust dated
           March 1, 1944 (Exhibit 7-D to Registration Statement No.
           2-5252); Twenty-ninth Supplemental Indenture, dated July 15,
           1989 (Exhibit 4-1 to July 27, 1989 Form 8-K); Thirtieth
           Supplemental Indenture, dated September 1, 1991 (Exhibit 4-1 to September 27, 1991 Form 8-K); Thirty-first Supplemental
           Indenture, dated December 15, 1991 (Exhibit 4-1 to February
           28, 1992 Form 8-K); Thirty-second Supplemental Indenture,
           dated January 5, 1993 (Exhibit 4-1 to 1992 Form 10-K);
           Thirty-third Supplemental Indenture, dated May 1, 1996
           (Exhibit 4-2 to Registration Statement No. 33-59093); and
           Thirty-forth Supplemental Indenture, dated November 1, 1996
           (Exhibit 4-2 to Registration Statement No. 333-16285).
    4-4    Debt Securities Indenture between MCN Investment Corp. and
           NBD Bank as Trustee, dated September 1, 1995 (Exhibit 4-1 to
           Registration Statement No. 33-63311).
    4-5    MCN hereby agrees to furnish to the SEC, upon request, a
           copy of any instruments defining the rights of holders of
           long-term debt issued by MCN or its subsidiaries.
    4-6    Form of Guarantee Agreement with Respect to Preferred
           Securities of MCN Michigan Limited Partnership (Exhibit 4-8
           to Registration Statement No. 33-55665).
    4-7    Amended and Restated Limited Partnership Agreement of MCN
           Michigan Limited Partnership (Exhibit 4-1 to October 26,
           1994 Form 8-K).
    4-8    Form of MCN Corporation Series A Subordinated Deferrable
           Interest Debt Security for $100,000,000 (Exhibit 4-6 to
           October 26, 1994 Form 8-K).
    4-9    Form of MCN Corporation Series A Subordinated Deferrable
           Interest Debt Security for $1,100,000 (Exhibit 4-7 to
           October 26, 1994 Form 8-K).
   4-10    Purchase Contract Agreement dated April 22, 1996 between MCN
           Corporation and the First National Bank of Chicago, as
           Purchase Contract Agent (Exhibit 4-9 to April 22, 1996 Form
           8-K).
   4-11    Pledge Agreement dated April 22, 1996 among MCN Corporation,
           Chemical Bank, as Collateral Agent, and The First National
           Bank of Chicago, as Purchase Contract Agent (Exhibit 4-10 to
           April 22, 1996 Form 8-K).
   4-12    Form of Preferred Redeemable Increased Dividend Equity
           Securities Certificate (Exhibit A to the Purchase Contract
           Agreement included as Exhibit 4-10 hereto).
   4-13    Amended and Restated Declaration of Trust of MCN Financing
           I, dated as of July 24, 1996 (Exhibit 5-1 to July 24, 1996
           Form 8-K).
   4-14    Preferred Securities Guarantee Agreement, dated as of July
           26, 1996, between MCN and Wilmington Trust Company (Exhibit
           5-4 to July 24, 1996 Form 8-K).

     4-15  Form of Preferred Security of MCN Financing I (Annex I to the Amended and Restated Declaration of Trust
           of MCN Financing I included as Exhibit 4-13 hereto).
     10-1  MCN Stock Option Plan Post-Effective Amendment No. 1 (Registration Statement No. 33-21930-99).
     10-2  Directors' Deferred Fee Plan (Exhibit 10-3 to 1989 Form 10-K).
     10-3  Form of Employment Agreement (Exhibit 10-1 to March 31, 1990 Form 10-Q).
     10-4  MCN Corporation Annual Performance Plan (Exhibit 10-6 to 1993 Form 10-K).
     10-5  MCN Corporation Non-Officer Director Stock Award Plan (Exhibit 10-1 to March 31, 1994 Form 10-Q).
     10-6  MCN Corporation Stock Incentive Plan (Exhibit 10-1 to March 31, 1995 Form 10-Q).
     10-7  Special Retention Agreement between MCN Corporation and Rai P. Bhargava (Exhibit 10-1 to June 30, 1995
           Form 10-Q).
     10-8  MCN Executive Deferred Compensation Plan, as amended (Exhibit 10-1 to September 30, 1996 Form 10-Q).
     10-9  MichCon Supplemental Death Benefit and Retirement Income Plan (Exhibit 10-2 to September 30, 1996 Form
           10-Q).
    10-10  MichCon Supplemental Retirement Plan (Exhibit 10-3 to September 30, 1996 Form 10-Q).
    10-11  MCN Corporation Mandatory Deferred Compensation Plan, as amended.*
    10-12  MCN Energy Group Inc. Supplemental Savings Plan.*
     12-1  Computation of Ratio of Earnings to Fixed Charges for MCN Energy Group Inc.*
     12-2  Computation of Ratio of Earnings to Fixed Charges for MCN Investment Corporation.*
     13-1  MCN Energy Group Inc. 1996 Annual Report to Shareholders.*
     21-1  List of MCN Subsidiaries.*
     23-1  Independent Auditors' Consent -- Deloitte & Touche LLP.*
     23-2  Consent of Ryder Scott Company.*
     23-3  Consent of Miller and Lents, Ltd.*
     23-4  Consent of Lee Keeling & Associates, Inc.*
     23-5  Consent of S.A. Holditch & Associates, Inc.*
     23-6  Consent of Questa Engineering Corporation.*
     23-7  Consent of Advanced Resources International, Inc.*
     24-1  Powers of Attorney.*
     27-1  Financial Data Schedule.*
     99-1  MichCon Investment and Stock Ownership Plan, as amended (Exhibit 28-1 to MichCon's 1989 Form 10-K).
     99-2  MichCon Savings and Stock Ownership Plan, as amended (Exhibit 28-2 to MichCon's 1989 Form 10-K).

---------------
* Indicates document filed herewith.

References are to MCN (File No. 1-10070) for documents incorporated by reference.

References are to MichCon (File No. 1-7310) for MichCon documents incorporated by reference.

(B) REPORTS ON FORM 8-K:

     MCN Corporation filed a report on Form 8-K dated January 14, 1997, under
Item 5 with respect to the announcement that MCN Corporation had begun doing business under the name MCN Energy Group Inc., reflecting the company's growth during the past five years into a diversified energy company.