Form 10-Q
period 1997-03-31
MCN ENERGY GROUP INC
filed 1997-05-08
CIK 837579

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ------------------------
                                   FORM 10-Q
(MARK ONE)
[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997, OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM               TO
                              --------------    -------------

COMMISSION FILE NUMBER 1-10070

                             MCN ENERGY GROUP INC.
             (Exact name of registrant as specified in its charter)

                   MICHIGAN                                        38-2820658
        (State or other jurisdiction of                         (I.R.S. Employer
        incorporation or organization)                         Identification No.)
    500 GRISWOLD STREET, DETROIT, MICHIGAN                            48226
   (Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code 313-256-5500

                                MCN CORPORATION
   (Former name, former address and former fiscal year, if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes  X             No
                               ----               ----
     Number of shares outstanding of each of the registrant's classes of common stock, as of April 30, 1997:

               Common Stock, par value $.01 per share: 68,031,943

================================================================================

                               INDEX TO FORM 10-Q

                        FOR QUARTER ENDED MARCH 31, 1997

                                                                    PAGE
                                                                   NUMBER
                                                                   ------
COVER.......................................................          i
INDEX.......................................................         ii
PART I -- FINANCIAL INFORMATION
Item 1. Financial Statements................................          9
Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations................          1
PART II -- OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security
  Holders...................................................         22
Item 6. Exhibits and Reports on Form 8-K....................         23
SIGNATURE...................................................         24

                     MCN ENERGY GROUP INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

First quarter earnings reach new high -- MCN's earnings from continuing operations for the 1997 quarter increased 3.4% or $2.7 million over the first quarter of 1996. Earnings from continuing operations for the 1997 twelve-month period increased 3.3% or $3.7 million over the comparable 1996 period. As discussed below, this performance primarily reflects the success of the strategies implemented by the Diversified Energy group.

MCN's earnings comparison was also affected by income from discontinued operations. As discussed in the "Discontinued Operations" section that follows, MCN sold The Genix Group, Inc. (Genix) during the second quarter of 1996.

                                                                 QUARTER           12 MONTHS
                                                              --------------    ----------------
                                                              1997     1996      1997      1996
                                                              -----    -----    ------    ------
NET INCOME (in Millions)
Continuing Operations:
  Diversified Energy........................................  $17.9    $ 7.8    $ 41.3    $ 22.0
  Gas Distribution..........................................   63.9     71.3      74.0      89.6
                                                              -----    -----    ------    ------
                                                               81.8     79.1     115.3     111.6
                                                              -----    -----    ------    ------
Discontinued Operations:
  Income from operations....................................     --      1.0        .6       3.6
  Gain on sale..............................................     --       --      36.2        --
                                                              -----    -----    ------    ------
                                                                 --      1.0      36.8       3.6
                                                              -----    -----    ------    ------
                                                              $81.8    $80.1    $152.1    $115.2
                                                              =====    =====    ======    ======
EARNINGS PER SHARE
Continuing Operations:
  Diversified Energy........................................  $ .26    $ .12    $  .61    $  .34
  Gas Distribution..........................................    .95     1.07      1.10      1.35
                                                              -----    -----    ------    ------
                                                               1.21     1.19      1.71      1.69
                                                              -----    -----    ------    ------
Discontinued Operations:
  Income from operations....................................     --      .01       .01       .05
  Gain on sale..............................................     --       --       .54        --
                                                              -----    -----    ------    ------
                                                                 --      .01       .55       .05
                                                              -----    -----    ------    ------
                                                              $1.21    $1.20    $ 2.26    $ 1.74
                                                              =====    =====    ======    ======

Strategic direction -- MCN's objective is to achieve superior, long-term returns for its shareholders. To accomplish this, MCN will aggressively invest in a diverse portfolio of domestic and international energy-related projects. The success of this strategy will be demonstrated by the growth of MCN's earnings and the total return to its shareholders over time.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

DIVERSIFIED ENERGY
---------------------
Earnings continue to rise -- The Diversified Energy group reported an increase in earnings of $10.1 million and $19.3 million for the 1997 quarter and twelve-month period, respectively. Increased earnings were driven primarily by significantly higher levels of operating and joint venture income, partially offset by increased financing costs as a result of additional capital needed to fund investments. Diversified Energy continues to provide an increasing portion of MCN's earnings, contributing 22% in the first quarter of 1997 versus 10% in the first quarter of 1996 and 36% in the 1997 twelve-month period compared to 20% in the 1996 twelve-month period.

                                                                    QUARTER            12 MONTHS
                                                                ----------------    ----------------
                                                                 1997      1996      1997      1996
                                                                ------    ------    ------    ------
DIVERSIFIED ENERGY OPERATIONS (in Millions)
Operating Revenues*.........................................    $260.2    $257.4    $737.2    $556.0
Operating Expenses*.........................................     242.8     245.0     691.4     527.7
                                                                ------    ------    ------    ------
Operating Income............................................      17.4      12.4      45.8      28.3
                                                                ------    ------    ------    ------
Equity in Earnings of Joint Ventures........................      13.4       3.7      26.3       6.7
                                                                ------    ------    ------    ------
Other Income and (Deductions)*
  Interest income...........................................       1.0        .9       3.1       3.3
  Interest expense..........................................     (10.1)     (7.5)    (31.3)    (16.9)
  Dividends on preferred securities of subsidiaries.........      (4.2)     (2.4)    (14.3)     (9.4)
  Gains related to DIGP.....................................        --        --       6.4        --
  Other.....................................................       2.8       (.6)      2.6       1.9
                                                                ------    ------    ------    ------
                                                                 (10.5)     (9.6)    (33.5)    (21.1)
                                                                ------    ------    ------    ------
Income Before Income Taxes..................................      20.3       6.5      38.6      13.9
                                                                ------    ------    ------    ------
Income Taxes
  Current and deferred provision............................       6.4       2.6      13.3       4.8
  Federal tax credits.......................................      (4.0)     (3.9)    (16.0)    (12.9)
                                                                ------    ------    ------    ------
                                                                   2.4      (1.3)     (2.7)     (8.1)
                                                                ------    ------    ------    ------
Net Income..................................................    $ 17.9    $  7.8    $ 41.3    $ 22.0
                                                                ======    ======    ======    ======

*Includes intercompany transactions.

OPERATING AND JOINT VENTURE INCOME
Operating and joint venture income increased $14.7 million and $37.1 million for the quarter and twelve-month periods, respectively, due primarily to continued growth in Exploration & Production (E&P) operations. Improved results from Pipelines & Processing also contributed to the increases.

                                                                    QUARTER            12 MONTHS
                                                                ----------------    ----------------
                                                                 1997      1996      1997      1996
                                                                 ----      ----      ----      ----
OPERATING AND JOINT VENTURE INCOME (in Millions)
Exploration & Production....................................    $ 18.1    $  6.5    $ 44.8    $ 20.8
Pipelines & Processing......................................       7.2       2.5      15.4       3.4
Energy Marketing, Gas Storage & Power Generation............       7.0       7.5      13.5      13.2
Corporate & Other...........................................      (1.5)      (.4)     (1.6)     (2.4)
                                                                ------    ------    ------    ------
                                                                $ 30.8    $ 16.1    $ 72.1    $ 35.0
                                                                ======    ======    ======    ======

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

EXPLORATION & PRODUCTION operating and joint venture income increased $11.6 million for the 1997 quarter and $24.0 million for the twelve-month period. The results reflect a significant increase in the level of gas and oil produced due to the development and acquisition of interests in properties during 1995 and 1996. Gas and oil production increased 8.5 Bcf equivalent in the quarter, over a 60% increase from the 1996 level. Results in the 1997 quarter and twelve-month periods also include a $4.7 million gain related to the sale of certain undeveloped properties. Additionally, E&P operations have increased Diversified Energy's earnings through the generation of an increasing amount of gas production tax credits.

                                                                    QUARTER                  12 MONTHS
                                                              -------------------       -------------------
                                                               1997         1996         1997         1996
                                                              ------       ------       ------       ------
EXPLORATION & PRODUCTION STATISTICS*
Gas Production (Bcf)......................................      18.7         12.5         63.4         37.5
Oil Production (Mbbl).....................................        .6           .2          1.5           .5
Gas and Oil Production (Bcf equivalent)...................      22.0         13.5         72.3         40.5
Average Gas Sales Price (per Mcf).........................    $ 2.01       $ 2.09       $ 1.95       $ 2.05
Average Oil Sales Price (per Bbl).........................    $20.33       $17.14       $20.58       $16.53

*Average gas and oil sales prices have been adjusted for amounts received or paid under financial hedging contracts.

E&P operating and joint venture results were also affected by a decline in natural gas sales prices and an increase in oil sales prices. The average gas and oil sales prices include the effect of hedging with swap and futures agreements, which are used to manage Diversified Energy's exposure to the risk of market price fluctuations. As a result of strong gas prices in the marketplace, hedging agreements had the effect of reducing the average gas sales price by $.70 per Mcf for the 1997 quarter and $.46 per Mcf for the current twelve-month period. Hedging agreements also lowered the average gas sales prices for the 1996 quarter by $.33 per Mcf, but increased the average gas sales price for the twelve-month period by $.21 per Mcf. Additionally, E&P's operating results were affected by higher average production costs per Mcf equivalent.

PIPELINES & PROCESSING operating and joint venture income increased $4.7 million and $12.0 million for the 1997 quarter and twelve-month period, respectively. The increases primarily reflect income from the December 1996 acquisition of a 25% interest in Lyondell Methanol Company, L.P., a limited partnership that owns a 248 million gallon per year methanol production plant in Texas. Results also reflect a higher level of volumes treated through gas processing plants, as well as the acquisition of additional interest in pipelines during late 1995 and 1996. The slight decline in transportation volumes during the 1997 quarter reflects the partial sale of MCN's interest in the Dauphin Island Gathering project during 1996 (Note 2c).

                                                                    QUARTER                  12 MONTHS
                                                              -------------------       -------------------
                                                               1997         1996         1997         1996
                                                              ------       ------       ------       ------
PIPELINES & PROCESSING STATISTICS*
Gas Processed (Bcf).......................................       9.8          9.1         44.9         22.0
Methanol Produced (million gallons).......................      15.3           --         25.8           --
Transportation (Bcf)......................................      18.9         21.1         84.2         25.5

*Includes MCN's share of joint ventures.

ENERGY MARKETING, GAS STORAGE & POWER GENERATION operating and joint venture income for the 1997 quarter and twelve-month period remained relatively consistent with the comparable 1996 periods. The effect on earnings of the 21% increase in gas sales and exchange deliveries during the 1997 quarter was offset by reduced marketing margins when compared to the 1996 quarter. The margin comparison was affected by a spike in gas prices during February 1996 as a result of an increase in demand for natural gas due to the abnormally cold winter of 1995-1996. MCN's Energy Marketing group was able to capitalize on this opportunity during the first quarter of 1996 by taking lower cost gas from storage and selling it at the higher spot market prices. The significant increase in gas sales volumes were driven by a 22% increase in sales to customers in the northeastern United States, as well as additional sales to cogeneration facilities under long-term gas supply contracts.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

                                                                     QUARTER             12 MONTHS
                                                                  --------------      ----------------
                                                                  1997      1996      1997       1996
                                                                  ----      ----      -----      -----
ENERGY MARKETING STATISTICS (Bcf)*
Gas Sales...................................................      88.2      70.8      236.3      198.0
Exchange Deliveries.........................................       8.7       9.4       21.9       16.2
                                                                  ----      ----      -----      -----
                                                                  96.9      80.2      258.2      214.2
                                                                  ====      ====      =====      =====

*Includes MCN's share of joint ventures.

Also contributing to the 1997 results were increased earnings from the 30 megawatt (MW) Ada cogeneration facility as a result of Power Generation's acquisition of the 1% general partnership interest in the fourth quarter of 1996. Additionally, Power Generation experienced higher earnings during the quarter from its investment in the 50%-owned, 123 MW Michigan Power cogeneration facility.

RISK MANAGEMENT STRATEGY -- MCN primarily manages commodity price risk by utilizing futures, options and swap contracts to more closely balance its portfolio of supply and sales agreements. MCN has hedged most of its gas and oil production not covered by long-term, fixed-price sales obligations. MCN's Energy Marketing group coordinates all of MCN's hedging activities to ensure compliance with risk management policies established by MCN's board of directors. Certain hedging gains or losses related to gas and oil production are recorded by MCN's E&P operations. Gains and losses on gas-related hedging transactions that are not recorded by MCN's E&P group are absorbed by Energy Marketing.

CORPORATE & OTHER operating and joint venture losses reflect administrative expenses associated with corporate management activities. The Diversified Energy group has been charged a larger portion of such expenses reflecting its growing percentage of MCN. The 1997 twelve-month period also includes a $1.7 million gain from the sale of land by a 50%-owned real estate joint venture.

OTHER INCOME AND DEDUCTIONS
The 1997 quarter and twelve-month period reflect higher interest costs on increased borrowings required to finance capital investments in the Diversified Energy group. In addition, the 1997 periods reflect dividends on $80 million of preferred securities which were issued in July of 1996.

Other income and deductions for the 1997 twelve-month period includes gains related to Dauphin Island Gathering Partners (DIGP). In a series of transactions during 1996, MCN sold 64% of its 99% interest in the DIGP partnership, resulting in pre-tax gains of $8.8 million, of which $2.4 million was deferred (Note 2c).

INCOME TAXES
The current and deferred income tax provision for all periods reflect variations in pre-tax earnings. These taxes were reduced by an increase in the level of gas production tax credits generated from E&P projects.

OUTLOOK
MCN plans to continue aggressively growing its E&P reserve base in known producing areas generating attractive returns and developing reliable, long-term gas supplies. MCN will also continue to make investments in natural gas and gas liquid gathering and processing facilities near these known producing areas, concentrating on those with the highest growth potential. Additionally, MCN will focus on expanding its Energy Marketing coverage within existing markets as well as entering new markets through strategic alliances with other energy providers. MCN's Power Generation business is expected to make significant investments in international projects over the next several years as evidenced by a 1997 agreement to acquire a 40% interest in an India joint venture (Note 2a).

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

GAS DISTRIBUTION
-------------------
Results reflect warmer weather -- The Gas Distribution group reported a decline in earnings of $7.4 million and $15.6 million for the 1997 quarter and twelve-month period, respectively. The decreases reflect lower gross margins resulting from reduced gas sales and end user transportation deliveries due to warmer weather, as well as higher operating expenses.

                                                                  QUARTER            12 MONTHS
                                                              ---------------   -------------------
                                                               1997     1996      1997       1996
                                                              ------   ------   --------   --------
GAS DISTRIBUTION OPERATIONS (in Millions)
Operating Revenues*
  Gas sales.................................................  $481.7   $487.9   $1,096.8   $1,039.4
  End user transportation...................................    26.0     26.4       82.1       83.0
  Intermediate transportation...............................    14.8     11.4       51.9       42.6
  Other.....................................................    11.9     12.9       41.2       50.8
                                                              ------   ------   --------   --------
                                                               534.4    538.6    1,272.0    1,215.8
Cost of Gas.................................................   307.1    302.5      650.8      581.0
                                                              ------   ------   --------   --------
Gross Margin................................................   227.3    236.1      621.2      634.8
                                                              ------   ------   --------   --------
Other Operating Expenses*
  Operation and maintenance.................................    75.2     69.9      303.7      291.0
  Depreciation, depletion and amortization..................    25.7     24.5      100.0       93.1
  Property and other taxes..................................    17.9     18.4       61.8       60.3
                                                              ------   ------   --------   --------
                                                               118.8    112.8      465.5      444.4
                                                              ------   ------   --------   --------
Operating Income............................................   108.5    123.3      155.7      190.4
                                                              ------   ------   --------   --------
Equity in Earnings of Joint Ventures........................     1.0       .4        1.9        1.3
                                                              ------   ------   --------   --------
Other Income and (Deductions)*
  Interest income...........................................     1.2       .6        4.6        4.0
  Interest expense..........................................   (14.2)   (12.6)     (52.9)     (45.5)
  Minority interest.........................................     (.3)     (.3)      (1.0)      (2.1)
  Other.....................................................      .7      (.7)       2.0       (5.6)
                                                              ------   ------   --------   --------
                                                               (12.6)   (13.0)     (47.3)     (49.2)
                                                              ------   ------   --------   --------
Income Before Income Taxes..................................    96.9    110.7      110.3      142.5
Income Taxes................................................    33.0     39.4       36.3       52.9
                                                              ------   ------   --------   --------
Net Income..................................................  $ 63.9   $ 71.3   $   74.0   $   89.6
                                                              ======   ======   ========   ========

* Includes intercompany transactions.

GROSS MARGIN
Gross margin decreases -- Gas Distribution gross margin (operating revenues less cost of gas) decreased $8.8 million and $13.6 million for the 1997 quarter and twelve-month period, respectively, reflecting lower gas sales and transportation deliveries due primarily to the warmer weather. These declines were partially offset by increased revenues as a result of the continued growth in intermediate transportation services.

                                                                 QUARTER           12 MONTHS
                                                              --------------     --------------
                                                              1997      1996     1997     1996
                                                              -----     ----     ----     -----
EFFECT OF WEATHER ON GAS MARKETS AND EARNINGS
Percentage Colder (Warmer) Than Normal......................   (3.3)%    5.7%     1.0%      6.0%
Increase (Decrease) From Normal in:
  Gas markets (in Bcf)......................................   (3.1)     5.4      2.4      12.2
  Net income (in millions)..................................  $(2.8)    $4.9     $2.2     $11.1
  Earnings per share........................................  $(.04)    $.07     $.03     $ .17

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

GAS SALES AND END USER TRANSPORTATION revenues in total decreased $6.6 million in the 1997 quarter and increased by $56.5 million in the 1997 twelve-month period. Revenues were affected by lower gas sales and end user transportation deliveries primarily due to the warmer weather in the 1997 periods as compared to the same 1996 periods. However, the decline in gas sales revenues for the 1997 twelve-month period attributable to reduced sales volumes was more than offset by higher revenues necessary to recover higher gas costs as subsequently discussed. The decrease in end user transportation revenues for the 1997 twelve-month period was mitigated by increased deliveries to a cogeneration facility under a long-term transportation contract.

                                                                  QUARTER            12 MONTHS
                                                              ---------------     ---------------
                                                              1997      1996      1997      1996
                                                              -----     -----     -----     -----
GAS DISTRIBUTION MARKETS (in Bcf)
Gas Sales...................................................   94.6     103.6     212.0     222.9
End User Transportation.....................................   44.4      47.5     143.8     149.6
                                                              -----     -----     -----     -----
                                                              139.0     151.1     355.8     372.5
Intermediate Transportation*................................  140.6     148.0     520.1     409.9
                                                              -----     -----     -----     -----
                                                              279.6     299.1     875.9     782.4
                                                              =====     =====     =====     =====

*Includes intercompany volumes.

INTERMEDIATE TRANSPORTATION revenues increased by $3.4 million and $9.3 million in the 1997 quarter and twelve-month period, respectively. The significant increase in the 1997 twelve-month period was primarily the result of additional volumes transported in connection with the recently expanded northern Michigan gathering system along with higher volumes transported for fixed-fee customers. The expansion of the northern Michigan gathering system enabled MichCon to transport an additional 2.3 Bcf and 81.5 Bcf in the 1997 quarter and twelve-month periods, respectively. The slight decrease in intermediate transportation deliveries for the 1997 quarter is due primarily to lower volumes transported for two major fixed-fee customers. Although volumes associated with these fixed-fee customers may vary, the related revenues are not significantly affected.

OTHER OPERATING REVENUES decreased by $1.0 million and $9.6 million in the 1997 quarter and twelve-month period, respectively, primarily due to a decrease in conservation revenues resulting from the discontinuance of MichCon's energy conservation programs. As discussed in the "Operation and Maintenance" section that follows, this decrease in revenues is offset by a corresponding decrease in expenses related to the conservation programs.

COST OF GAS
Cost of gas is affected by variations in sales volumes and cost of gas rates. Through the Gas Cost Recovery (GCR) mechanism, MichCon's rates are set to recover 100% of prudently and reasonably incurred gas costs. Therefore, fluctuations in cost of gas sold have little or no effect on gross margins and earnings.

Cost of gas sold increased in the 1997 quarter and twelve-month period due to higher spot market prices for natural gas purchases. The increase in market prices paid for gas resulted in an increase in the cost of gas sold per thousand cubic feet of $.37 (13%) and $.46 (17%) in the 1997 quarter and twelve-month period, respectively, from the comparable 1996 periods.

OTHER OPERATING EXPENSES
OPERATION AND MAINTENANCE expenses for the 1997 quarter and twelve-month periods increased from the comparable 1996 periods due mainly to increased costs associated with uncollectible gas accounts. Partially offsetting these higher costs were decreased benefit costs, primarily pension and retiree healthcare costs, and lower expenses associated with the discontinuance of MichCon's energy conservation programs.

DEPRECIATION AND DEPLETION increased in both 1997 periods due to higher plant balances, reflecting capital expenditures of $456.8 million over the past two calendar years. Depreciation and depletion expenses are expected to increase in future years due to higher planned capital investments. MichCon filed an application with the MPSC to lower its depreciation rates, which could partially offset the anticipated increase in depreciation expense in 1997 and future years.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

INCOME TAXES
Income taxes decreased for the 1997 quarter and twelve-month period due primarily to decreases in earnings. Income taxes were also reduced by $2.7 million and $1.1 million during the 1997 and 1996 twelve-month periods, respectively, due to the favorable resolution of prior years' tax issues.

OUTLOOK
Gas Distribution's strategy is to grow revenues and reduce its costs in order to maintain strong returns and provide customers with quality service at competitive prices. Revenue growth will be achieved through the expansion of its residential, commercial and industrial customer base. In 1997 Gas Distribution will concentrate on adding new customers in current service areas and better penetration of previous expansion projects. Gas Distribution will continue initiatives to increase productivity and improve customer services in order to strengthen its competitive position in the gas industry. Management is continually assessing ways to improve cost competitiveness. Among the cost savings initiatives, Gas Distribution and other Michigan utilities are exploring opportunities to share the cost of common, duplicative functions in order to obtain greater efficiencies and increase customer value.

DISCONTINUED OPERATIONS
-----------------------------
In June 1996, MCN completed the sale of its computer operations subsidiary, Genix, to Affiliated Computer Services, Inc., resulting in an after-tax gain of $36.2 million. Although Genix had experienced significant growth in revenues and operating income over the past several years, MCN's focused strategy is to invest in energy-related projects that generate higher rates of return.

CAPITAL RESOURCES AND LIQUIDITY

OPERATING ACTIVITIES
-----------------------
MCN's cash flow from operating activities increased $49.7 million during the 1997 quarter from the comparable 1996 period. The increase was due primarily to a decrease in working capital requirements.

FINANCING ACTIVITIES
-----------------------
MCN issues new shares of common stock pursuant to its Dividend Reinvestment and Stock Purchase Plan and various employee benefit plans. During 1997, MCN anticipates the issuance of new shares of common stock pursuant to these plans, generating approximately $19 million. During the first three months of 1997, issuances under these plans generated proceeds of $5.4 million.

In March 1997, MCN issued 2.645 million FELINE PRIDES yielding 8% and generating net proceeds of $127.4 million (Note 3b). Proceeds from the issuance were used to reduce short-term debt incurred by the Diversified Energy Group to fund capital investments and for general corporate purposes. The FELINE PRIDES are currently rated the equivalent of "BBB+" by the major rating agencies.

DIVERSIFIED ENERGY
In January 1997, MCNIC issued $150 million of medium-term notes using the proceeds to repay short-term debt and for general corporate purposes.

MCNIC has established credit lines to allow for borrowings of up to $100 million under a 364-day revolving credit facility and up to $300 million under a three-year revolving credit facility. The facilities support MCNIC's $400 million commercial paper program, which is used to finance capital investments of the Diversified Energy group and working capital requirements of its gas marketing operations. During the first three months of 1997, MCNIC repaid $196.2 million of commercial paper, leaving a balance of $133.6 million outstanding under this program at March 31, 1997.

GAS DISTRIBUTION
Cash and cash equivalents normally increase and short-term debt is reduced in the first part of each year as gas inventories are depleted and funds are received from winter heating sales. During the latter part of the year, cash and

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Concluded)

cash equivalents normally decrease as funds are used to finance increases in gas inventories and customer accounts receivable. To meet its seasonal short-term borrowing needs, MichCon normally issues commercial paper which is backed by credit lines with several banks. MichCon has established credit lines to allow for borrowings of up to $150 million under a 364-day revolving credit facility and up to $150 million under a three-year revolving credit facility. During the first three months of 1997, MichCon repaid $79.2 million of commercial paper, leaving a balance of $159.1 million outstanding as of March 31, 1997 under these lines.

During April 1997, subsidiaries of MichCon borrowed $40 million under a nonrecourse credit agreement that matures in 2005. Proceeds were used to finance the expansion of its northern Michigan pipeline system.

MichCon has available a Trust Demand Note program which allows it to borrow up to $25 million. At March 31, 1997, there were no borrowings outstanding under this program.

MichCon anticipates the issuance of $85 million of first mortgage bonds in the second quarter of 1997. The funds from this issuance will be used to repay short-term debt which was used to retire first mortgage bonds in May 1997, to fund capital expenditures and for general corporate purposes.

INVESTING ACTIVITIES
----------------------
Capital investments equaled $133.4 million in the 1997 quarter compared to $177.2 million for the same period in 1996. The 1997 investments include higher levels of investments in E&P properties as well as investments in power generation projects in India. The first quarter 1996 investments include the $78.6 million DIGP acquisition.

                                                                    Quarter
                                                              -------------------
                                                               1997         1996
                                                              ------       ------
CAPITAL INVESTMENTS (in Millions)
Consolidated Capital Expenditures:
  Diversified Energy........................................  $ 72.7       $ 60.4
  Gas Distribution..........................................    24.5         29.9
  Discontinued Operations...................................      --          6.2
                                                              ------       ------
                                                                97.2         96.5
                                                              ------       ------
MCN's Share of Joint Venture Capital Expenditures:
  Pipelines & Processing....................................    11.2           .3
  Other.....................................................      .6          1.8
                                                              ------       ------
                                                                11.8          2.1
                                                              ------       ------
Acquisitions (Note 2).......................................    24.4         78.6
                                                              ------       ------
Total Capital Investments...................................  $133.4       $177.2
                                                              ======       ======

OUTLOOK
---------
Capital investments in 1997 are expected to reach $1.1 billion -- MCN's strategic direction is to grow significantly by investing in a portfolio of energy-related projects. For 1997, MCN anticipates investing approximately $900 million in Diversified Energy and the remainder in Gas Distribution. Within Diversified Energy, approximately $450 million will be invested in E&P projects for drilling operations and to acquire reserves in the Michigan, Appalachian, Midcontinent, Gulf Coast and Rocky Mountain regions. Diversified Energy will invest the remaining $450 million in gas gathering, gas processing and power generation projects.

The proposed level of investments for 1997 increases capital requirements materially in excess of internally generated funds and requires the issuance of additional debt and equity securities. MCN's actual capital requirements and general market conditions will dictate the timing and amount of future issuances. It is management's opinion that MCN and its subsidiaries will have sufficient capital resources, both internal and external, to meet anticipated capital requirements.

                     MCN ENERGY GROUP INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                  THREE MONTHS ENDED           TWELVE MONTHS ENDED
                                                                      MARCH 31,                     MARCH 31,
                                                                ----------------------      --------------------------
                                                                  1997          1996           1997            1996
                                                                --------      --------      ----------      ----------
OPERATING REVENUES..........................................    $788,761      $790,638      $1,995,391      $1,759,782
                                                                --------      --------      ----------      ----------
OPERATING EXPENSES
  Cost of gas...............................................     499,545       512,429       1,180,694       1,010,327
  Operation and maintenance.................................      98,421        86,352         384,049         341,557
  Depreciation, depletion and amortization..................      43,457        34,798         154,649         122,246
  Property and other taxes..................................      21,472        21,352          74,547          66,948
                                                                --------      --------      ----------      ----------
                                                                 662,895       654,931       1,793,939       1,541,078
                                                                --------      --------      ----------      ----------
OPERATING INCOME............................................     125,866       135,707         201,452         218,704
                                                                --------      --------      ----------      ----------
EQUITY IN EARNINGS OF JOINT VENTURES........................      14,361         4,043          28,185           8,044
                                                                --------      --------      ----------      ----------
OTHER INCOME AND (DEDUCTIONS)
  Interest income...........................................       2,212         1,545           7,901           7,083
  Interest on long-term debt................................     (18,982)      (16,139)        (69,360)        (50,450)
  Other interest expense....................................      (4,730)       (4,101)        (11,893)        (12,066)
  Dividends on preferred securities of subsidiaries.........      (4,229)       (2,362)        (14,241)         (9,554)
  Gains related to DIGP (Note 2c)...........................          --            --           6,384              --
  Minority interest.........................................        (353)         (365)         (1,047)         (2,292)
  Other.....................................................       3,021        (1,245)          1,646          (3,074)
                                                                --------      --------      ----------      ----------
                                                                 (23,061)      (22,667)        (80,610)        (70,353)
                                                                --------      --------      ----------      ----------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES.......     117,166       117,083         149,027         156,395
INCOME TAX PROVISION........................................      35,397        38,029          33,743          44,733
                                                                --------      --------      ----------      ----------
INCOME FROM CONTINUING OPERATIONS...........................      81,769        79,054         115,284         111,662
                                                                --------      --------      ----------      ----------
DISCONTINUED OPERATIONS, NET OF TAXES (Note 2d)
  Income from operations....................................          --         1,013             582           3,571
  Gain on sale..............................................          --            --          36,176              --
                                                                --------      --------      ----------      ----------
                                                                      --         1,013          36,758           3,571
                                                                --------      --------      ----------      ----------
NET INCOME..................................................    $ 81,769      $ 80,067      $  152,042      $  115,233
                                                                ========      ========      ==========      ==========
EARNINGS PER SHARE
  Continuing Operations.....................................    $   1.21      $   1.19      $     1.71      $     1.69
                                                                --------      --------      ----------      ----------
  Discontinued Operations (Note 2d)
    Income from operations..................................          --           .01             .01             .05
    Gain on sale............................................          --            --             .54              --
                                                                --------      --------      ----------      ----------
                                                                      --           .01             .55             .05
                                                                --------      --------      ----------      ----------
                                                                $   1.21      $   1.20      $     2.26      $     1.74
                                                                ========      ========      ==========      ==========
AVERAGE COMMON SHARES OUTSTANDING...........................      67,547        66,566          67,187          66,216
                                                                ========      ========      ==========      ==========
DIVIDENDS DECLARED PER SHARE................................    $  .2425      $  .2325      $    .9500      $    .9100
                                                                ========      ========      ==========      ==========

            CONSOLIDATED STATEMENT OF RETAINED EARNINGS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                  THREE MONTHS ENDED           TWELVE MONTHS ENDED
                                                                      MARCH 31,                     MARCH 31,
                                                                ----------------------      --------------------------
                                                                  1997          1996           1997            1996
                                                                --------      --------      ----------      ----------
BALANCE -- BEGINNING OF PERIOD..............................    $305,352      $218,425        $283,046        $228,137
ADD -- NET INCOME...........................................      81,769        80,067         152,042         115,233
                                                                --------      --------      ----------      ----------
                                                                 387,121       298,492         435,088         343,370
DEDUCT -- CASH DIVIDENDS DECLARED ON COMMON STOCK...........      16,333        15,446          63,761          60,324
          OTHER.............................................         427            --             966              --
                                                                --------      --------      ----------      ----------
BALANCE -- END OF PERIOD....................................    $370,361      $283,046        $370,361        $283,046
                                                                ========      ========      ==========      ==========

The notes to the consolidated financial statements are an integral part of these statements.

                     MCN ENERGY GROUP INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF FINANCIAL POSITION (UNAUDITED)
                                 (IN THOUSANDS)

                                                                      MARCH 31,          DECEMBER 31,
                                                               -----------------------   ------------
                                                                  1997         1996          1996
                                                               ----------   ----------   ------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents, at cost (which approximates
    market value)...........................................   $   41,520   $   25,338    $   30,462
  Accounts receivable, less allowance for doubtful accounts
    of $25,274, $17,769 and $18,487, respectively...........      401,701      450,163       362,596
  Accrued unbilled revenues.................................       72,373       73,201       108,509
  Accrued gas cost recovery revenues........................       21,500       35,362        27,672
  Gas in inventory (Note 4).................................       38,611       14,113        79,161
  Property taxes assessed applicable to future periods......       51,141       48,987        62,966
  Gas receivable............................................       29,540       26,324        18,062
  Other.....................................................       25,658       31,659        34,800
                                                               ----------   ----------    ----------
                                                                  682,044      705,147       724,228
                                                               ----------   ----------    ----------
DEFERRED CHARGES AND OTHER ASSETS
  Investment in and advances to joint ventures..............      295,942      207,968       265,388
  Deferred swap losses and receivables (Note 5).............       60,329       47,135        65,051
  Deferred postretirement benefit costs.....................        4,784       12,310         5,559
  Deferred environmental costs..............................       31,116       31,016        31,233
  Prepaid benefit costs.....................................       54,961       43,761        59,248
  Other.....................................................      100,741      105,616       100,341
                                                               ----------   ----------    ----------
                                                                  547,873      447,806       526,820
                                                               ----------   ----------    ----------
PROPERTY, PLANT AND EQUIPMENT, at cost
  Exploration & Production..................................    1,047,517      634,214       981,901
  Pipelines & Processing....................................       28,582       23,015        27,895
  Gas Distribution..........................................    2,706,962    2,519,769     2,689,039
  Other.....................................................       19,838       71,247        18,722
                                                               ----------   ----------    ----------
                                                                3,802,899    3,248,245     3,717,557
  Less -- Accumulated depreciation and depletion............    1,375,077    1,254,220     1,335,201
                                                               ----------   ----------    ----------
                                                                2,427,822    1,994,025     2,382,356
                                                               ----------   ----------    ----------
                                                               $3,657,739   $3,146,978    $3,633,404
                                                               ==========   ==========    ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable..........................................   $  219,475   $  255,702    $  317,922
  Notes payable.............................................      211,345      176,919       336,126
  Current portion of long-term debt and capital lease
    obligations.............................................       84,853        5,276        84,747
  Gas inventory equalization (Note 4).......................       97,084       84,576            --
  Federal income, property and other taxes payable..........       88,993       75,403        97,646
  Customer deposits.........................................       12,650       10,875        12,881
  Other.....................................................       77,142       88,043        97,873
                                                               ----------   ----------    ----------
                                                                  791,542      696,794       947,195
                                                               ----------   ----------    ----------
DEFERRED CREDITS AND OTHER LIABILITIES
  Accumulated deferred income taxes.........................      161,095      144,447       149,838
  Unamortized investment tax credit.........................       34,451       36,328        34,919
  Tax benefits amortizable to customers.....................      116,095      114,151       116,496
  Deferred swap gains and payables (Note 5).................       50,406       44,475        48,365
  Accrued environmental costs...............................       35,000       35,000        35,000
  Minority interest.........................................       18,059       18,057        17,911
  Other.....................................................       69,929       83,518        73,263
                                                               ----------   ----------    ----------
                                                                  485,035      475,976       475,792
                                                               ----------   ----------    ----------
LONG-TERM DEBT, including capital lease obligations (Note
  3a).......................................................    1,223,509    1,137,703     1,252,040
                                                               ----------   ----------    ----------
MCN-OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF
  SUBSIDIARIES HOLDING SOLELY SUBORDINATED DEBENTURES OF MCN
  (Note 3b).................................................      305,840       96,480       173,809
                                                               ----------   ----------    ----------
CONTINGENCIES (Note 6)
COMMON SHAREHOLDERS' EQUITY
  Common stock..............................................          680          668           673
  Additional paid-in capital................................      503,607      456,955       493,469
  Retained earnings.........................................      370,361      283,046       305,352
  Yield enhancement, contract and issuance costs (Note
    3b).....................................................      (22,036)          --       (14,492)
  Unearned compensation.....................................         (799)        (644)         (434)
                                                               ----------   ----------    ----------
                                                                  851,813      740,025       784,568
                                                               ----------   ----------    ----------
                                                               $3,657,739   $3,146,978    $3,633,404
                                                               ==========   ==========    ==========

The notes to the consolidated financial statements are an integral part of this statement.

                     MCN ENERGY GROUP INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                   THREE MONTHS ENDED
                                                                        MARCH 31,
                                                                -------------------------
                                                                  1997            1996
                                                                ---------       ---------
CASH FLOW FROM OPERATING ACTIVITIES
  Net income................................................    $  81,769       $  80,067
  Adjustments to reconcile net income to net cash provided
    from operating activities
    Depreciation, depletion and amortization
      Per statement of income...............................       43,457          34,798
      Charged to other accounts.............................        1,930           3,606
    Deferred income taxes -- current........................      (12,337)          8,613
    Deferred income taxes and investment tax credit, net....       10,388          17,565
    Equity in earnings of joint ventures, net of
     distribution...........................................       (1,172)         (1,448)
    Other...................................................       (1,003)            112
    Changes in assets and liabilities, exclusive of changes
     shown separately.......................................       46,859         (23,119)
                                                                ---------       ---------
         Net cash provided from operating activities........      169,891         120,194
                                                                ---------       ---------
CASH FLOW FROM FINANCING ACTIVITIES
  Notes payable, net........................................     (122,381)        (68,716)
  Common stock dividends paid...............................      (16,333)        (15,446)
  Issuance of common stock..................................        5,398           4,378
  Issuance of preferred securities (Note 3b)................      127,418              --
  Issuance of long-term debt (Note 3a)......................      149,190         199,729
  Long-term commercial paper, net...........................     (176,235)        (59,654)
  Retirement of long-term debt and preferred stock..........       (1,664)         (4,497)
  Other.....................................................         (164)             --
                                                                ---------       ---------
         Net cash provided from (used for) financing
          activities........................................      (34,771)         55,794
                                                                ---------       ---------
CASH FLOW FROM INVESTING ACTIVITIES
  Capital expenditures......................................      (96,911)        (89,717)
  Acquisitions (Notes 2a and 2c)............................      (24,400)        (78,620)
  Investment in joint ventures..............................      (10,023)            (49)
  Return of investment in joint ventures....................        4,000              --
  Other.....................................................        3,272          (1,523)
                                                                ---------       ---------
         Net cash used for investing activities.............     (124,062)       (169,909)
                                                                ---------       ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS...................       11,058           6,079
CASH AND CASH EQUIVALENTS, JANUARY 1........................       30,462          19,259
                                                                ---------       ---------
CASH AND CASH EQUIVALENTS, MARCH 31.........................    $  41,520       $  25,338
                                                                =========       =========
CHANGES IN ASSETS AND LIABILITIES, EXCLUSIVE OF CHANGES
  SHOWN SEPARATELY
  Accounts receivable, net..................................    $ (37,627)      $(131,248)
  Accrued unbilled revenues.................................       36,136          19,209
  Accrued/deferred gas cost recovery revenues...............        6,172         (35,940)
  Gas in inventory..........................................       40,550          57,650
  Accounts payable..........................................      (98,447)         38,518
  Gas inventory equalization................................       97,084          84,576
  Federal income, property and other taxes payable..........       (8,653)         (7,981)
  Other current assets and liabilities......................          250          (1,093)
  Deferred assets and liabilities...........................       11,394         (46,810)
                                                                ---------       ---------
                                                                $  46,859       $ (23,119)
                                                                =========       =========
SUPPLEMENTAL DISCLOSURES
  Cash paid during the year for:
    Interest, net of amounts capitalized....................    $  27,988       $  14,256
    Federal income taxes....................................       17,500              --
  Noncash investing activities:
    Property purchased under capital leases.................    $     273       $   6,765

The notes to the consolidated financial statements are an integral part of this statement.

                     MCN ENERGY GROUP INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.  GENERAL

The accompanying consolidated financial statements should be read in conjunction with MCN's 1996 Annual Report on Form 10-K. Certain reclassifications have been made to the prior year's financial statements to conform with the 1997 presentation. In the opinion of management, the unaudited information furnished herein reflects all adjustments (consisting of only recurring adjustments or accruals) necessary for a fair presentation of the financial statements for the periods presented.

Because of seasonal and other factors, revenues, expenses, net income and earnings per share for the interim periods should not be construed as representative of revenues, expenses, net income and earnings per share for all or any part of the balance of the current year or succeeding periods.

2.  ACQUISITIONS AND DISPOSITIONS

     A. TORRENT POWER PRIVATE LIMITED

     In March 1997, MCN acquired a 40% interest in Torrent Power Private Limited, an India joint venture that holds minority interests in electric companies and power generation facilities located in the state of Gujarat, India. The total cost of the acquisition will be approximately $57,000,000 of which $24,400,000 was incurred in March 1997. The remainder is expected to be paid in the second quarter of 1997. Specifically, the joint venture has a 21% interest in Ahmedabad Electricity Company Limited (AEC), a 43% interest in Surat Electricity Company Limited (SEC) and a 30% interest in Gujarat Torrent Energy Corporation (GTEC). AEC serves the city of Ahmedabad and has 550 megawatts (MW) of electric generating capacity. SEC provides electricity to the city of Surat. GTEC is currently constructing a 655 MW dual fuel generation facility, the first phase of which is expected to be operational in late 1997 and fully completed by the end of 1998. In addition to equity investments, the construction of this facility will be funded through nonrecourse project financing of which the portion attributable to MCN's interest will be approximately $60,000,000.

     B. MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP

     During April 1997, MCN signed an agreement to purchase an 18.1% general partnership interest in Midland Cogeneration Venture Limited Partnership
     (MCV), a partnership that leases and operates a cogeneration facility in Midland, Michigan. The facility can produce up to 1,370 MW of electricity and 1.35 million pounds of process steam per hour which it sells primarily to Consumers Energy Corporation, Dow Chemical Company and Dow Corning Corporation. The investment will total $54,750,000 and be accounted for under the equity method. Closing of the agreement is expected in May 1997 and is subject to certain regulatory approvals.

     C. DAUPHIN ISLAND GATHERING PARTNERS

     As discussed in MCN's 1996 Annual Report on Form 10-K, MCN acquired a 99% interest in Dauphin Island Gathering Partners (DIGP), a general partnership that owns a 90-mile gas gathering system in the Mobile Bay area of offshore Alabama, in the first quarter of 1996. Through a series of transactions in 1996, MCN sold 64% of its interest in DIGP which resulted in pre-tax gains of $8,782,000 of which $2,398,000 was deferred due to a related option agreement.

     D. THE GENIX GROUP, INC.

     As discussed in MCN's 1996 Annual Report on Form 10-K, MCN completed the sale of its computer operations subsidiary, The Genix Group, Inc., to Affiliated Computer Services, Inc. in June 1996. The sale resulted in an after-tax gain of $36,176,000.

3.  CAPITALIZATION

     A. LONG-TERM DEBT

     The following long-term debt was issued during the first quarter of 1997 (in thousands):

                  ISSUE DATE                         DESCRIPTION        AMOUNT ISSUED
    ---------------------------------------------------------------------------------
    January 1997                               MCNIC Medium-Term Notes
                                               6.89%, due January 2002     $90,000
                                               7.12%, due January 2004     $60,000
    ---------------------------------------------------------------------------------

     Additionally, in April 1997, subsidiaries of MichCon borrowed $40,000,000 under a nonrecourse credit agreement at an average interest rate of 6.45%. Under the terms of the agreement, certain alternative variable interest rates are available at the borrowers' options during the life of the agreement. Quarterly principal payments commence in June 1997 with the final installment due November 2005. The loan is secured by a pledge of the stock of the borrowers and a security interest in certain of their assets.

     B. FELINE PRIDES

     In March 1997, MCN issued 2,645,000 FELINE PRIDES yielding 8% with a stated amount of $50 per security. Each security initially consists of a stock purchase contract and a preferred security of MCN Financing III.

     Under each stock purchase contract, MCN is obligated to sell and the FELINE PRIDES holder is obligated to purchase in May 2000 for $50, between 1.4132 and 1.7241 shares of MCN common stock. The exact number of MCN common shares to be sold is dependent on the market value of a share in May 2000, but will not be less than 3,737,988 or more than 4,560,345 shares. MCN is also obligated to pay the FELINE PRIDES holders a quarterly contract adjustment payment at an annual rate of .75% of the stated amount. MCN has recorded the present value of the contract adjustment payments, totaling $2,661,015, as a liability and a reduction to Common Shareholders' Equity on MCN's Consolidated Statement of Financial Position. The liability will be reduced when the contract adjustment payments are made. MCN has the right to defer the contract adjustment payments, in which case MCN cannot declare dividends on its common stock until the contract adjustment payments have been made. In addition, MCN has incurred costs of approximately $4,900,000 in conjunction with the issuance and similarly has recorded these costs as a reduction to Common Shareholders' Equity.

     MCN Financing III (the Trust), a business trust wholly-owned by MCN, was formed for the sole purpose of issuing preferred securities and lending the gross proceeds thereof to MCN. In March 1997, the Trust issued 2,645,000 shares of 7.25% redeemable preferred securities, at the liquidation preference value of $50 per share. The Trust invested the $132,250,000 of gross proceeds from the issuance of the preferred securities, as well as $4,090,250 of proceeds from the issuance of common securities to MCN in an equivalent amount of 7.25% Junior Subordinated Debentures of MCN. The $136,340,250 of Junior Subordinated Debentures are due May 2002 and are the sole assets of the Trust. Upon maturity of the debentures, the Trust is required to redeem the preferred securities.

     Holders of the preferred securities are entitled to receive cumulative dividends at an annual rate of 7.25% of the liquidation preference value. Dividends are payable quarterly and in substance are tax deductible by MCN. MCN has the right to extend interest payment periods on the debentures for successive periods, however not beyond the May 2002 maturity date. As a consequence, quarterly dividend payments on the preferred securities can be deferred by the Trust during any such interest payment period. In the event that MCN exercises this right, MCN may not declare dividends on its common stock.

     In the event of default, holders of the preferred securities will be entitled to exercise and enforce the Trust's creditor rights against MCN, which may include acceleration of the principal amount due on the debentures. MCN has issued a guaranty with respect to payments on the preferred securities. This guaranty, taken together with MCN's obligations under the debentures, the related indenture, and the Trust documents, provides a full and unconditional guaranty of the Trust's obligations under the preferred securities to the extent the Trust has funds available therefor.

     The preferred securities are pledged as collateral to secure the FELINE PRIDES holders' obligation to purchase MCN common stock under the stock purchase contracts. Each holder has the right after issuance of the FELINE PRIDES to substitute for the preferred securities, zero coupon U.S. Treasury Securities maturing in May 2000. Each FELINE PRIDES holder has the option to use the preferred securities or the treasury securities to satisfy the May 2000 purchase contract commitment.

4.  GAS IN INVENTORY

Inventory gas is priced on a last-in, first-out (LIFO) basis. In anticipation that interim inventory reductions will be replaced prior to year end, the cost of gas for net withdrawals from inventory is generally recorded at the estimated average purchase rate for the calendar year. The excess of these charges over the LIFO cost is credited to the gas inventory equalization account. During interim periods when there are net injections to inventory, the equalization account is reversed. Approximately 30.7 billion cubic feet (Bcf) and 23.8 Bcf of gas was in inventory at March 31, 1997 and 1996, respectively.

5.  ACCOUNTING FOR COMMODITY SWAP AGREEMENTS

As discussed in MCN's 1996 Annual Report on Form 10-K, MCN manages commodity price risk through the use of various derivative instruments and limits the use of such instruments to hedging activities. If MCN did not use derivative instruments, its exposure to such risk would be higher. Although this strategy reduces risk, it also limits potential gains from favorable changes in commodity prices. Natural gas and oil swap agreements are used to manage exposure to the risk of market price fluctuations on gas sale contracts, and gas and oil production. Market value changes of swap contracts are recorded as deferred gains or losses until the hedged transactions are completed, at which time the realized gains or losses are included as adjustments to revenues. The offsets to the unrealized losses are recorded as deferred payables and the offsets to the unrealized gains are recorded as deferred receivables.

The following assets and liabilities related to the use of gas and oil swap agreements are reflected in the Consolidated Statement of Financial Position:

                                                                    March 31,         December 31,
                                                                ------------------    ------------
                                                                 1997       1996          1996
                                                                -------    -------    ------------
(in Thousands)
DEFERRED SWAP LOSSES AND RECEIVABLES
  Unrealized losses.........................................    $46,740    $31,108      $ 53,166
  Deferred receivables......................................     13,589     16,027        11,885
                                                                -------    -------      --------
                                                                $60,329    $47,135      $ 65,051
                                                                =======    =======      ========
DEFERRED SWAP GAINS AND PAYABLES
  Unrealized gains..........................................    $10,737    $13,773      $  5,519
  Deferred payables.........................................     54,572     38,855        64,641
                                                                -------    -------      --------
                                                                 65,309     52,628        70,160
  Less -- Current portion...................................     14,903      8,153        21,795
                                                                -------    -------      --------
                                                                $50,406    $44,475      $ 48,365
                                                                =======    =======      ========

6.  CONTINGENCIES

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

7.  CONSOLIDATING FINANCIAL STATEMENTS

Debt securities issued by MCNIC are subject to a support agreement between MCN and MCNIC, under which MCN has committed to make payments of interest and principal on MCNIC's securities in the event of failure to pay by MCNIC. Under the terms of the support agreement, the assets of MCN, other than MichCon, and any cash dividends paid to MCN by any of its subsidiaries are available as recourse to holders of MCNIC's securities. The carrying value of MCN's assets on an unconsolidated basis, primarily investments in its subsidiaries other than MichCon, is $575,949,000 at March 31, 1997.

The following MCN consolidating financial statements are presented and include separately MCNIC, MichCon and MCN and other subsidiaries. MCN has determined that separate financial statements and other disclosures concerning MCNIC are not material to investors. The other MCN subsidiaries represent Citizens Gas Fuel Company, Blue Lake Holdings, Inc., MCN Michigan Limited Partnership, MCN Financing I and MCN Financing III.

                 CONSOLIDATING STATEMENTS OF INCOME (UNAUDITED)
                                 (IN THOUSANDS)

                                                           MCN                                   ELIMINATIONS
                                                        AND OTHER                                     AND           CONSOLIDATED
                                                       SUBSIDIARIES     MCNIC      MICHCON     RECLASSIFICATIONS       TOTALS
                                                       ------------    --------    --------    -----------------    ------------
                                                                           THREE MONTHS ENDED MARCH 31, 1997
                                                       -------------------------------------------------------------------------
OPERATING REVENUES.................................      $ 6,937       $260,154    $527,445        $ (5,775)          $788,761
                                                         -------       --------    --------        --------           --------
OPERATING EXPENSES
  Cost of gas......................................        3,813        196,317    303,273           (3,858)           499,545
  Operation and maintenance........................           54         26,179     74,105           (1,917)            98,421
  Depreciation, depletion and amortization.........          552         17,404     25,501               --             43,457
  Property and other taxes.........................          698          2,980     17,794               --             21,472
                                                         -------       --------    --------        --------           --------
                                                           5,117        242,880    420,673           (5,775)           662,895
                                                         -------       --------    --------        --------           --------
OPERATING INCOME...................................        1,820         17,274    106,772               --            125,866
                                                         -------       --------    --------        --------           --------
EQUITY IN EARNINGS OF JOINT VENTURES AND
  SUBSIDIARIES.....................................       81,647         13,160        310          (80,756)            14,361
                                                         -------       --------    --------        --------           --------
OTHER INCOME AND (DEDUCTIONS)
  Interest income..................................        4,348            969      1,209           (4,314)             2,212
  Interest on long-term debt.......................          141         (8,383)   (10,740)              --            (18,982)
  Other interest expense...........................         (230)        (5,923)    (2,891)           4,314             (4,730)
  Dividends on preferred securities of
    subsidiaries...................................           --             --         --           (4,229)            (4,229)
  Minority interest................................           --            (15)      (338)              --               (353)
  Other............................................          (56)         2,876        201               --              3,021
                                                         -------       --------    --------        --------           --------
                                                           4,203        (10,476)   (12,559)          (4,229)           (23,061)
                                                         -------       --------    --------        --------           --------
INCOME BEFORE INCOME TAXES.........................       87,670         19,958     94,523          (84,985)           117,166
INCOME TAX PROVISION...............................          942          2,125     32,330               --             35,397
                                                         -------       --------    --------        --------           --------
NET INCOME.........................................       86,728         17,833     62,193          (84,985)            81,769
DIVIDENDS ON PREFERRED SECURITIES..................        4,229             --         --           (4,229)                --
                                                         -------       --------    --------        --------           --------
NET INCOME AVAILABLE FOR COMMON STOCK..............      $82,499       $ 17,833    $62,193         $(80,756)          $ 81,769
                                                         =======       ========    ========        ========           ========

                                                                           THREE MONTHS ENDED MARCH 31, 1996
                                                       -------------------------------------------------------------------------
OPERATING REVENUES.................................      $ 7,207       $257,369    $531,392        $ (5,330)          $790,638
                                                         -------       --------    --------        --------           --------
OPERATING EXPENSES
  Cost of gas......................................        3,771        213,623    298,716           (3,681)           512,429
  Operation and maintenance........................          186         19,044     68,771           (1,649)            86,352
  Depreciation, depletion and amortization.........          468          9,937     24,393               --             34,798
  Property and other taxes.........................          561          2,562     18,608             (379)            21,352
                                                         -------       --------    --------        --------           --------
                                                           4,986        245,166    410,488           (5,709)           654,931
                                                         -------       --------    --------        --------           --------
OPERATING INCOME...................................        2,221         12,203    120,904              379            135,707
                                                         -------       --------    --------        --------           --------
EQUITY IN EARNINGS OF JOINT VENTURES AND
  SUBSIDIARIES.....................................       79,842          3,460        235          (79,494)             4,043
                                                         -------       --------    --------        --------           --------
OTHER INCOME AND (DEDUCTIONS)
  Interest income..................................        2,400            930        585           (2,370)             1,545
  Interest on long-term debt.......................          (10)        (6,361)    (9,768)              --            (16,139)
  Other interest expense...........................          (14)        (3,622)    (2,835)           2,370             (4,101)
  Dividends on preferred securities of
    subsidiaries...................................           --             --         --           (2,362)            (2,362)
  Minority interest................................           --            (17)      (348)              --               (365)
  Other............................................         (288)          (287)      (296)            (374)            (1,245)
                                                         -------       --------    --------        --------           --------
                                                           2,088         (9,357)   (12,662)          (2,736)           (22,667)
                                                         -------       --------    --------        --------           --------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME
  TAXES............................................       84,151          6,306    108,477          (81,851)           117,083
INCOME TAX PROVISION (BENEFIT).....................        1,100         (1,508)    38,437               --             38,029
                                                         -------       --------    --------        --------           --------
INCOME FROM CONTINUING OPERATIONS..................       83,051          7,814     70,040          (81,851)            79,054
DISCONTINUED OPERATIONS, NET OF TAXES..............           --          1,013         --               --              1,013
                                                         -------       --------    --------        --------           --------
NET INCOME.........................................       83,051          8,827     70,040          (81,851)            80,067
DIVIDENDS ON PREFERRED SECURITIES..................        2,344             --         18           (2,362)                --
                                                         -------       --------    --------        --------           --------
NET INCOME AVAILABLE FOR COMMON STOCK..............      $80,707       $  8,827    $70,022         $(79,489)          $ 80,067
                                                         =======       ========    ========        ========           ========

                 CONSOLIDATING STATEMENTS OF INCOME (UNAUDITED)
                                 (IN THOUSANDS)

                                                            MCN AND                                ELIMINATIONS
                                                             OTHER                                      AND          CONSOLIDATED
                                                          SUBSIDIARIES    MCNIC      MICHCON     RECLASSIFICATION       TOTALS
                                                          ------------   --------   ----------   -----------------   ------------
                                                                            TWELVE MONTHS ENDED MARCH 31, 1997
                                                          -----------------------------------------------------------------------
OPERATING REVENUES......................................    $ 17,199     $737,226   $1,254,838       $ (13,872)       $1,995,391
                                                            --------     --------   ----------       ---------        ----------
OPERATING EXPENSES
  Cost of gas...........................................       9,697      540,034      641,151         (10,188)        1,180,694
  Operation and maintenance.............................         653       87,465      299,615          (3,684)          384,049
  Depreciation, depletion and amortization..............       2,024       53,370       99,255              --           154,649
  Property and other taxes..............................       2,271       10,949       60,948             379            74,547
                                                            --------     --------   ----------       ---------        ----------
                                                              14,645      691,818    1,100,969         (13,493)        1,793,939
                                                            --------     --------   ----------       ---------        ----------
OPERATING INCOME........................................       2,554       45,408      153,869            (379)          201,452
                                                            --------     --------   ----------       ---------        ----------
EQUITY IN EARNINGS OF JOINT VENTURES AND SUBSIDIARIES...     154,173       25,615          961        (152,564)           28,185
                                                            --------     --------   ----------       ---------        ----------
OTHER INCOME AND (DEDUCTIONS)
  Interest income.......................................      14,623        3,259        4,524         (14,505)            7,901
  Interest on long-term debt............................         265      (27,950)     (41,675)             --           (69,360)
  Other interest expense................................      (1,434)     (16,896)      (8,068)         14,505           (11,893)
  Dividends on preferred securities of subsidiaries.....          --           --           --         (14,241)          (14,241)
  Gains related to DIGP.................................          --        6,384           --              --             6,384
  Minority interest.....................................          --          (69)        (978)             --            (1,047)
  Other.................................................         422        2,109       (1,259)            374             1,646
                                                            --------     --------   ----------       ---------        ----------
                                                              13,876      (33,163)     (47,456)        (13,867)          (80,610)
                                                            --------     --------   ----------       ---------        ----------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES...     170,603       37,860      107,374        (166,810)          149,027
INCOME TAX PROVISION (BENEFIT)..........................       1,656       (3,292)      35,379              --            33,743
                                                            --------     --------   ----------       ---------        ----------
INCOME FROM CONTINUING OPERATIONS.......................     168,947       41,152       71,995        (166,810)          115,284
                                                            --------     --------   ----------       ---------        ----------
DISCONTINUED OPERATIONS, NET OF TAXES
  Income from operations................................          --          582           --              --               582
  Gain on sale..........................................          --       36,176           --              --            36,176
                                                            --------     --------   ----------       ---------        ----------
                                                                  --       36,758           --              --            36,758
                                                            --------     --------   ----------       ---------        ----------
NET INCOME..............................................     168,947       77,910       71,995        (166,810)          152,042
DIVIDENDS ON PREFERRED SECURITIES.......................      14,241           --           --         (14,241)               --
                                                            --------     --------   ----------       ---------        ----------
NET INCOME AVAILABLE FOR COMMON STOCK...................    $154,706     $ 77,910   $   71,995       $(152,569)       $  152,042
                                                            ========     ========   ==========       =========        ==========

                                                                            TWELVE MONTHS ENDED MARCH 31, 1996
                                                          -----------------------------------------------------------------------
OPERATING REVENUES......................................    $ 16,393     $565,073   $1,190,393       $ (12,077)       $1,759,782
                                                            --------     --------   ----------       ---------        ----------
OPERATING EXPENSES
  Cost of gas...........................................       8,494      437,772      572,541          (8,480)        1,010,327
  Operation and maintenance.............................       3,516       55,772      285,866          (3,597)          341,557
  Depreciation, depletion and amortization..............       1,759       29,117       91,370              --           122,246
  Property and other taxes..............................       1,415        6,794       59,118            (379)           66,948
                                                            --------     --------   ----------       ---------        ----------
                                                              15,184      529,455    1,008,895         (12,456)        1,541,078
                                                            --------     --------   ----------       ---------        ----------
OPERATING INCOME........................................       1,209       35,618      181,498             379           218,704
                                                            --------     --------   ----------       ---------        ----------
EQUITY IN EARNINGS OF JOINT VENTURES AND SUBSIDIARIES...     117,124        6,100          750        (115,930)            8,044
                                                            --------     --------   ----------       ---------        ----------
OTHER INCOME AND (DEDUCTIONS)
  Interest income.......................................       9,593        3,509        3,630          (9,649)            7,083
  Interest on long-term debt............................         (65)     (13,050)     (37,335)             --           (50,450)
  Other interest expense................................         (45)     (14,582)      (6,916)          9,477           (12,066)
  Dividends on preferred securities of subsidiaries.....          --           --           --          (9,554)           (9,554)
  Minority interest.....................................          --       (1,944)        (348)             --            (2,292)
  Other.................................................       1,195          902       (4,967)           (204)           (3,074)
                                                            --------     --------   ----------       ---------        ----------
                                                              10,678      (25,165)     (45,936)         (9,930)          (70,353)
                                                            --------     --------   ----------       ---------        ----------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES...     129,011       16,553      136,312        (125,481)          156,395
INCOME TAX PROVISION (BENEFIT)..........................       2,209       (7,635)      50,159              --            44,733
                                                            --------     --------   ----------       ---------        ----------
INCOME FROM CONTINUING OPERATIONS.......................     126,802       24,188       86,153        (125,481)          111,662
DISCONTINUED OPERATIONS, NET OF TAXES...................          --        3,571           --              --             3,571
                                                            --------     --------   ----------       ---------        ----------
NET INCOME..............................................     126,802       27,759       86,153        (125,481)          115,233
DIVIDENDS ON PREFERRED SECURITIES.......................       9,375           --          179          (9,554)               --
                                                            --------     --------   ----------       ---------        ----------
NET INCOME AVAILABLE FOR COMMON STOCK...................    $117,427     $ 27,759   $   85,974       $(115,927)       $  115,233
                                                            ========     ========   ==========       =========        ==========

                 CONSOLIDATING STATEMENT OF FINANCIAL POSITION
                                 (IN THOUSANDS)

                                                        MCN                                       ELIMINATIONS
                                                     AND OTHER                                         AND           CONSOLIDATED
                                                    SUBSIDIARIES      MCNIC        MICHCON      RECLASSIFICATIONS       TOTALS
                                                    ------------    ----------    ----------    -----------------    ------------
                                                                                   MARCH 31, 1997
                                                    -----------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents, at cost............     $    3,413     $   21,885    $   15,284       $       938        $   41,520
  Accounts receivable...........................          5,094        149,665       281,090            (8,874)          426,975
    Less -- Allowance for doubtful accounts.....             76            800        24,398                --            25,274
                                                     ----------     ----------    ----------       -----------        ----------
  Accounts receivable, net......................          5,018        148,865       256,692            (8,874)          401,701
  Accrued unbilled revenue......................            866             --        71,507                --            72,373
  Accrued gas cost recovery revenues............             --             --        21,500                --            21,500
  Gas in inventory..............................             --         17,192        21,419                --            38,611
  Property taxes assessed applicable to future
    periods.....................................            162          1,679        49,300                --            51,141
  Gas receivable................................             --         20,946         8,593                 1            29,540
  Other.........................................          3,031          9,780        20,699            (7,852)           25,658
                                                     ----------     ----------    ----------       -----------        ----------
                                                         12,490        220,347       464,994           (15,787)          682,044
                                                     ----------     ----------    ----------       -----------        ----------
DEFERRED CHARGES AND OTHER ASSETS
  Investments in and advances to joint ventures
    and subsidiaries............................      1,154,740        265,712        19,865        (1,144,375)          295,942
  Deferred swap losses and receivables..........             --         60,329            --                --            60,329
  Deferred postretirement benefit costs.........            685             --         4,099                --             4,784
  Deferred environmental costs..................          3,000             --        28,116                --            31,116
  Prepaid benefit costs.........................         (3,561)            --        60,228            (1,706)           54,961
  Other.........................................         21,571         43,374        52,679           (16,883)          100,741
                                                     ----------     ----------    ----------       -----------        ----------
                                                      1,176,435        369,415       164,987        (1,162,964)          547,873
                                                     ----------     ----------    ----------       -----------        ----------
PROPERTY, PLANT AND EQUIPMENT, at cost..........         33,310      1,084,133     2,685,456                --         3,802,899
  Less -- Accumulated depreciation and
    depletion...................................         11,485         98,497     1,265,095                --         1,375,077
                                                     ----------     ----------    ----------       -----------        ----------
                                                         21,825        985,636     1,420,361                --         2,427,822
                                                     ----------     ----------    ----------       -----------        ----------
                                                     $1,210,750     $1,575,398    $2,050,342       $(1,178,751)       $3,657,739
                                                     ==========     ==========    ==========       ===========        ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable..............................     $   11,289     $  137,266    $   95,299       $   (24,379)       $  219,475
  Notes payable.................................             --         50,406       160,958               (19)          211,345
  Current portion of long-term debt and capital
    lease obligations...........................             55         31,512        53,286                --            84,853
  Gas inventory equalization....................             --            887        96,197                --            97,084
  Federal income, property and other taxes
    payable.....................................          1,804          2,149        89,578            (4,538)           88,993
  Customer deposits.............................             19             --        12,630                 1            12,650
  Other.........................................          9,759         19,255        51,894            (3,766)           77,142
                                                     ----------     ----------    ----------       -----------        ----------
                                                         22,926        241,475       559,842           (32,701)          791,542
                                                     ----------     ----------    ----------       -----------        ----------
DEFERRED CREDITS AND OTHER LIABILITIES
  Accumulated deferred income taxes.............         (2,191)        87,420        75,846                20           161,095
  Unamortized investment tax credit.............            324             --        34,127                --            34,451
  Tax benefits amortizable to customers.........            198             --       115,897                --           116,095
  Deferred swap gains and payables..............             --         50,406            --                --            50,406
  Accrued environmental costs...................          3,000             --        32,000                --            35,000
  Minority interest.............................             --            321        17,738                --            18,059
  Other.........................................         12,594         17,346        41,695            (1,706)           69,929
                                                     ----------     ----------    ----------       -----------        ----------
                                                         13,925        155,493       317,303            (1,686)          485,035
                                                     ----------     ----------    ----------       -----------        ----------
LONG-TERM DEBT, including capital lease
  obligations...................................            365        674,144       549,000                --         1,223,509
                                                     ----------     ----------    ----------       -----------        ----------
REDEEMABLE PREFERRED SECURITIES OF
  SUBSIDIARIES..................................        305,840             --            --                --           305,840
                                                     ----------     ----------    ----------       -----------        ----------
COMMON SHAREHOLDERS' EQUITY
  Common Stock..................................            680              5        10,300           (10,305)              680
  Additional paid-in capital....................        507,191        365,318       230,399          (599,301)          503,607
  Retained earnings.............................        382,658        138,963       383,498          (534,758)          370,361
  Yield enhancement, contract and issuance
    costs.......................................        (22,036)            --            --                --           (22,036)
  Unearned compensation.........................           (799)            --            --                --              (799)
                                                     ----------     ----------    ----------       -----------        ----------
                                                        867,694        504,286       624,197        (1,144,364)          851,813
                                                     ----------     ----------    ----------       -----------        ----------
                                                     $1,210,750     $1,575,398    $2,050,342       $(1,178,751)       $3,657,739
                                                     ==========     ==========    ==========       ===========        ==========

           CONSOLIDATING STATEMENT OF FINANCIAL POSITION (UNAUDITED)
                                 (IN THOUSANDS)

                                                        MCN                                       ELIMINATIONS
                                                     AND OTHER                                         AND           CONSOLIDATED
                                                    SUBSIDIARIES      MCNIC        MICHCON      RECLASSIFICATIONS       TOTALS
                                                    ------------    ----------    ----------    -----------------    ------------
                                                                                   MARCH 31, 1996
                                                    -----------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents, at cost..............    $     25      $   15,759    $    9,554        $      --         $   25,338
  Accounts receivable.............................       7,098         191,613       280,734          (11,513)           467,932
    Less -- Allowance for doubtful accounts.......          79             626        17,064               --             17,769
                                                      --------      ----------    ----------        ---------         ----------
  Accounts receivable, net........................       7,019         190,987       263,670          (11,513)           450,163
  Accrued unbilled revenue........................         819              --        72,382               --             73,201
  Accrued gas cost recovery revenues..............          --              --        35,362               --             35,362
  Gas in inventory................................          --             447        13,665                1             14,113
  Property taxes assessed applicable to future
    periods.......................................         148           1,777        47,062               --             48,987
  Gas receivable..................................          --          13,541        12,783               --             26,324
  Other...........................................       1,661          22,665        23,818          (16,485)            31,659
                                                      --------      ----------    ----------        ---------         ----------
                                                         9,672         245,176       478,296          (27,997)           705,147
                                                      --------      ----------    ----------        ---------         ----------
DEFERRED CHARGES AND OTHER ASSETS
  Investments in and advances to joint ventures
    and subsidiaries..............................     846,439         179,250        20,043         (837,764)           207,968
  Deferred swap losses and receivables............          --          47,135            --               --             47,135
  Deferred postretirement benefit costs...........         728              --        11,582               --             12,310
  Deferred environmental costs....................       3,000              --        28,016               --             31,016
  Prepaid benefit costs...........................          --              --        48,896           (5,135)            43,761
  Other...........................................       8,529          48,638        47,934              515            105,616
                                                      --------      ----------    ----------        ---------         ----------
                                                       858,696         275,023       156,471         (842,384)           447,806
                                                      --------      ----------    ----------        ---------         ----------
PROPERTY, PLANT AND EQUIPMENT, at cost............      28,592         718,889     2,500,764               --          3,248,245
  Less -- Accumulated depreciation and
    depletion.....................................      10,192          66,444     1,177,584               --          1,254,220
                                                      --------      ----------    ----------        ---------         ----------
                                                        18,400         652,445     1,323,180               --          1,994,025
                                                      --------      ----------    ----------        ---------         ----------
                                                      $886,768      $1,172,644    $1,957,947        $(870,381)        $3,146,978
                                                      ========      ==========    ==========        =========         ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable................................    $  4,169      $  145,428    $  117,060        $ (10,955)        $  255,702
  Notes payable...................................          --          32,000       144,919               --            176,919
  Current portion of long-term debt and capital
    lease obligations.............................          55           2,077         3,143                1              5,276
  Gas inventory equalization......................          --           2,183        82,393               --             84,576
  Federal income, property and other taxes
    payable.......................................       4,409           3,331        82,048          (14,385)            75,403
  Customer deposits...............................          19              38        10,818               --             10,875
  Other...........................................       2,840          11,936        75,365           (2,098)            88,043
                                                      --------      ----------    ----------        ---------         ----------
                                                        11,492         196,993       515,746          (27,437)           696,794
                                                      --------      ----------    ----------        ---------         ----------
DEFERRED CREDITS AND OTHER LIABILITIES
  Accumulated deferred income taxes...............        (769)         63,386        81,830               --            144,447
  Unamortized investment tax credit...............         353              --        35,975               --             36,328
  Tax benefits amortizable to customers...........         183              --       113,968               --            114,151
  Deferred swap gains and payables................          --          44,475            --               --             44,475
  Accrued postretirement benefit costs............       2,230           1,234            --           (3,464)                --
  Accrued environmental costs.....................       3,000              --        32,000               --             35,000
  Minority interest...............................          --             252        17,805               --             18,057
  Other...........................................      17,747          11,005        56,438           (1,672)            83,518
                                                      --------      ----------    ----------        ---------         ----------
                                                        22,744         120,352       338,016           (5,136)           475,976
                                                      --------      ----------    ----------        ---------         ----------
LONG-TERM DEBT, including capital lease
  obligations.....................................         420         604,562       532,720                1          1,137,703
                                                      --------      ----------    ----------        ---------         ----------
REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARIES...      96,480              --            --               --             96,480
                                                      --------      ----------    ----------        ---------         ----------
COMMON SHAREHOLDERS' EQUITY
  Common Stock....................................         668               5        10,300          (10,305)               668
  Additional paid-in capital......................     463,184         189,679       230,399         (426,307)           456,955
  Retained earnings...............................     292,424          61,053       330,766         (401,197)           283,046
  Unearned compensation...........................        (644)             --            --               --               (644)
                                                      --------      ----------    ----------        ---------         ----------
                                                       755,632         250,737       571,465         (837,809)           740,025
                                                      --------      ----------    ----------        ---------         ----------
                                                      $886,768      $1,172,644    $1,957,947        $(870,381)        $3,146,978
                                                      ========      ==========    ==========        =========         ==========

                 CONSOLIDATING STATEMENT OF FINANCIAL POSITION
                                 (IN THOUSANDS)

                                                        MCN                                       ELIMINATIONS
                                                     AND OTHER                                         AND           CONSOLIDATED
                                                    SUBSIDIARIES      MCNIC        MICHCON      RECLASSIFICATIONS       TOTALS
                                                    ------------    ----------    ----------    -----------------    ------------
                                                                                  DECEMBER 31, 1996
                                                    -----------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents, at cost..............   $      844     $   19,608    $   10,010        $      --         $   30,462
  Accounts receivable.............................       19,824        198,777       187,143          (24,661)           381,083
    Less -- Allowance for doubtful accounts.......           70            710        17,707               --             18,487
                                                     ----------     ----------    ----------        ---------         ----------
  Accounts receivable, net........................       19,754        198,067       169,436          (24,661)           362,596
  Accrued unbilled revenue........................        1,132             --       107,377               --            108,509
  Accrued gas cost recovery revenues..............           --             --        27,672               --             27,672
  Gas in inventory................................           --         11,251        67,910               --             79,161
  Property taxes assessed applicable to future
    periods.......................................          195          2,179        60,592               --             62,966
  Gas receivable..................................           --         16,045         2,017               --             18,062
  Other...........................................        1,973         12,270        21,008             (451)            34,800
                                                     ----------     ----------    ----------        ---------         ----------
                                                         23,898        259,420       466,022          (25,112)           724,228
                                                     ----------     ----------    ----------        ---------         ----------
DEFERRED CHARGES AND OTHER ASSETS
  Investments in and advances to joint ventures
    and subsidiaries..............................      954,479        236,057        19,479         (944,627)           265,388
  Deferred swap losses and receivables............           --         65,051            --               --             65,051
  Deferred postretirement benefit costs...........          696             --         4,863               --              5,559
  Deferred environmental costs....................        3,000             --        28,233               --             31,233
  Prepaid benefit costs...........................           --             --        64,307           (5,059)            59,248
  Other...........................................        4,204         45,104        50,206              827            100,341
                                                     ----------     ----------    ----------        ---------         ----------
                                                        962,379        346,212       167,088         (948,859)           526,820
                                                     ----------     ----------    ----------        ---------         ----------
PROPERTY, PLANT AND EQUIPMENT, at cost............       31,967      1,017,296     2,668,294               --          3,717,557
  Less -- Accumulated depreciation and
    depletion.....................................       10,983         81,158     1,243,060               --          1,335,201
                                                     ----------     ----------    ----------        ---------         ----------
                                                         20,984        936,138     1,425,234               --          2,382,356
                                                     ----------     ----------    ----------        ---------         ----------
                                                     $1,007,261     $1,541,770    $2,058,344        $(973,971)        $3,633,404
                                                     ==========     ==========    ==========        =========         ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable................................   $    5,745     $  205,073    $  130,725        $ (23,621)        $  317,922
  Notes payable...................................           --         71,000       265,126               --            336,126
  Current portion of long-term debt and capital
    lease obligations.............................           55         31,460        53,232               --             84,747
  Federal income, property and other taxes
    payable.......................................          280         12,578        84,788               --             97,646
  Customer deposits...............................           21             --        12,860               --             12,881
  Other...........................................        9,315         25,701        63,309             (452)            97,873
                                                     ----------     ----------    ----------        ---------         ----------
                                                         15,416        345,812       610,040          (24,073)           947,195
                                                     ----------     ----------    ----------        ---------         ----------
DEFERRED CREDITS AND OTHER LIABILITIES
  Accumulated deferred income taxes...............       (1,625)        74,940        76,523               --            149,838
  Unamortized investment tax credit...............          331             --        34,588               --             34,919
  Tax benefits amortizable to customers...........          183             --       116,313               --            116,496
  Deferred swap gains and payables................           --         48,365            --               --             48,365
  Accrued environmental costs.....................        3,000             --        32,000               --             35,000
  Minority interest...............................           --            306        17,604                1             17,911
  Other...........................................       15,902         18,466        43,954           (5,059)            73,263
                                                     ----------     ----------    ----------        ---------         ----------
                                                         17,791        142,077       320,982           (5,058)           475,792
                                                     ----------     ----------    ----------        ---------         ----------
LONG-TERM DEBT, including capital lease
  obligations.....................................          365        701,357       550,318               --          1,252,040
                                                     ----------     ----------    ----------        ---------         ----------
REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARIES...      173,809             --            --               --            173,809
                                                     ----------     ----------    ----------        ---------         ----------
COMMON SHAREHOLDERS' EQUITY
  Common Stock....................................          673              5        10,300          (10,305)               673
  Additional paid-in capital......................      497,472        231,389       230,399         (465,791)           493,469
  Retained earnings...............................      316,661        121,130       336,305         (468,744)           305,352
  Yield enhancement, contract and issuance
    costs.........................................      (14,492)            --            --               --            (14,492)
  Unearned compensation...........................         (434)            --            --               --               (434)
                                                     ----------     ----------    ----------        ---------         ----------
                                                        799,880        352,524       577,004         (944,840)           784,568
                                                     ----------     ----------    ----------        ---------         ----------
                                                     $1,007,261     $1,541,770    $2,058,344        $(973,971)        $3,633,404
                                                     ==========     ==========    ==========        =========         ==========

         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONCLUDED)
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                           MCN                                  ELIMINATIONS
                                                        AND OTHER                                    AND          CONSOLIDATED
                                                       SUBSIDIARIES     MCNIC      MICHCON    RECLASSIFICATIONS      TOTALS
                                                       ------------   ---------   ---------   -----------------   ------------
                                                                          THREE MONTHS ENDED MARCH 31, 1997
                                                       -----------------------------------------------------------------------
NET CASH FLOW FROM OPERATING ACTIVITIES.............    $  26,527     $  14,989   $ 146,859       $ (18,484)       $ 169,891
                                                        ---------     ---------   ---------       ---------        ---------
CASH FLOW FROM FINANCING ACTIVITIES
  Notes payable, net................................           --       (18,194)   (104,168)            (19)        (122,381)
  Capital contributions received from (distributions
    paid to) affiliates, net........................         (172)      133,949          --        (133,777)              --
  Common stock dividends paid.......................      (16,333)           --     (15,000)         15,000          (16,333)
  Preferred securities dividends paid...............       (4,229)           --          --           4,229               --
  Issuance of common stock..........................        5,398            --          --              --            5,398
  Issuance of preferred securities..................      127,418            --          --              --          127,418
  Issuance of long-term debt........................           --       149,190          --              --          149,190
  Long-term commercial paper, net...................           --      (176,235)         --              --         (176,235)
  Retirement of long-term debt and preferred
    securities......................................           --          (367)     (1,297)             --           (1,664)
  Other.............................................         (164)           --          --              --             (164)
                                                        ---------     ---------   ---------       ---------        ---------
      Net cash provided from (used for) financing
        activities..................................      111,918        88,343    (120,465)       (114,567)         (34,771)
                                                        ---------     ---------   ---------       ---------        ---------
CASH FLOW FROM INVESTING ACTIVITIES
  Capital expenditures..............................       (1,424)      (71,785)    (23,702)             --          (96,911)
  Acquisitions......................................           --       (24,400)         --              --          (24,400)
  Investment in joint ventures and subsidiaries.....     (134,449)       (9,485)        (78)        133,989          (10,023)
  Return of investment in joint ventures............           --         4,000          --              --            4,000
  Other.............................................           (3)          615       2,660              --            3,272
                                                        ---------     ---------   ---------       ---------        ---------
      Net cash used for investing activities........     (135,876)     (101,055)    (21,120)        133,989         (124,062)
                                                        ---------     ---------   ---------       ---------        ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS...........        2,569         2,277       5,274             938           11,058
CASH AND CASH EQUIVALENTS, JANUARY 1................          844        19,608      10,010              --           30,462
                                                        ---------     ---------   ---------       ---------        ---------
CASH AND CASH EQUIVALENTS, MARCH 31.................    $   3,413     $  21,885   $  15,284       $     938        $  41,520
                                                        =========     =========   =========       =========        =========

                                                                          THREE MONTHS ENDED MARCH 31, 1996
                                                       -----------------------------------------------------------------------
NET CASH FLOW FROM OPERATING ACTIVITIES.............    $  16,019     $  20,093   $  94,296       $ (10,214)       $ 120,194
                                                        ---------     ---------   ---------       ---------        ---------
CASH FLOW FROM FINANCING ACTIVITIES
  Notes payable, net................................           --       (17,000)    (51,716)             --          (68,716)
  Capital contributions received from (distributions
    paid to) affiliates, net........................         (830)         (524)      1,614            (260)              --
  Common stock dividends paid.......................      (15,446)           --      (7,000)          7,000          (15,446)
  Preferred securities dividends paid...............       (2,344)           --         (54)          2,398               --
  Issuance of common stock..........................        4,378            --          --              --            4,378
  Issuance of long-term debt........................           --       199,729          --              --          199,729
  Long-term commercial paper, net...................           --       (59,654)         --              --          (59,654)
  Retirement of long-term debt and preferred
    securities......................................           --          (526)     (3,974)              3           (4,497)
                                                        ---------     ---------   ---------       ---------        ---------
      Net cash provided from (used for) financing
        activities..................................      (14,242)      122,025     (61,130)          9,141           55,794
                                                        ---------     ---------   ---------       ---------        ---------
CASH FLOW FROM INVESTING ACTIVITIES
  Capital expenditures..............................         (956)      (59,145)    (29,616)             --          (89,717)
  Acquisitions......................................           --       (78,620)         --              --          (78,620)
  Investment in joint ventures and subsidiaries.....       (1,090)          (32)        (17)          1,090              (49)
  Other.............................................          126           816      (2,448)            (17)          (1,523)
                                                        ---------     ---------   ---------       ---------        ---------
      Net cash used for investing activities........       (1,920)     (136,981)    (32,081)          1,073         (169,909)
                                                        ---------     ---------   ---------       ---------        ---------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS.......................................         (143)        5,137       1,085              --            6,079
CASH AND CASH EQUIVALENTS, JANUARY 1................          168        10,622       8,469              --           19,259
                                                        ---------     ---------   ---------       ---------        ---------
CASH AND CASH EQUIVALENTS, MARCH 31.................    $      25     $  15,759   $   9,554       $      --        $  25,338
                                                        =========     =========   =========       =========        =========

                               OTHER INFORMATION

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     MCN held its Annual Meeting of Shareholders on April 22, 1997. As of February 26, 1997, the record date for determination of shareholders entitled to vote at the Annual Meeting, there were 67,453,128 shares outstanding and entitled to vote. Of these shares, 58,005,937, or 85.99%, were present by proxy, and 9,447,191 shares were not voted.

At the Annual Meeting, shareholders voted:

1.  To elect the following Directors to serve for three year terms:

                                                                        Number of           Number of
                                                                          Shares              Shares
                                                                        Consenting         Withholding
                                 Director                                  FOR               Consent
                                 --------                            ----------------    ----------------
                            (Three-Year Terms)
         Alfred R. Glancy III....................................       57,364,137             641,800
         Frank M. Hennessey......................................       57,373,348             632,589
         Howard F. Sims..........................................       57,352,690             653,247

    Stephen E. Ewing, Roger Fridholm, Thomas H. Jeffs II, Dale A. Johnson, William K. McCrackin, Helen O. Petrauskas and Bill M. Thompson terms of office continue after the meeting.

2. To approve an Amendment to the Articles of Incorporation to change the name of the Company to MCN Energy Group Inc., with 57,486,024 shares voted for the ratification of the amendment, 252,395 shares voted against and abstentions of 267,518 shares.

3. To approve an Amendment to the MCN Corporation Stock Incentive Plan to increase the number of shares of MCN Common Stock authorized to be issued under the plan, with 51,846,708 shares voted for ratification of the amendment, 5,077,970 shares voted against and abstentions of 1,081,259 shares.

4. To appoint Deloitte & Touche LLP as independent auditors for the year ending December 31, 1997, with 57,624,148 shares voted for the appointment, 174,484 shares voted against, and abstentions of 207,305 shares.

EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

           EXHIBIT
           NUMBER                             DESCRIPTION
           -------                            -----------
              3-1     Articles of Incorporation of MCN Energy Group Inc.
             12-1     Computation of Ratio of Earnings to Fixed Charges for MCN
                      Energy Group Inc.
             12-2     Computation of Ratio of Earnings to Fixed Charges for MCN
                      Investment Corporation.
             27-1     Financial Data Schedule.
             99-1     MichCon Investment and Stock Ownership Plan, as amended.
             99-2     MCN Energy Group Savings and Stock Ownership Plan, as
                      amended.


     (b)  Reports on Form 8-K

          MCN filed a report on Form 8-K dated January 14, 1997, under Item 5, with respect to the announcement that it had begun doing business under the name MCN Energy Group Inc.

          MCN filed an additional report on Form 8-K dated March 19, 1997, under
          Item 5, with respect to the offering of its 2,645,000 FELINE PRIDES pursuant to the registration statement of the Registrant and MCN Financing III, among others, on Form S-3 (No. 333-21175) filed with the Securities and Exchange Commission Under the Securities Act of 1933. The following documents were filed as Exhibits thereto:

              - Underwriting Agreement dated March 19, 1997 with respect to the
                FELINE PRIDES.

              - Amended and Restated Declaration of Trust of MCN Financing III,
                dated as of March 19, 1997.

              - Third Supplemental Indenture, dated as of March 19, 1997, between MCN and NBD Bank.

              - Preferred Securities Guarantee Agreement, dated as of March 19,
                1997, between MCN and Wilmington Trust Company.

              - Purchase Contract Agreement dated March 25, 1997 between MCN and
                The First National Bank of Chicago, as Purchase Contract Agent.

              - Pledge Agreement dated March 25, 1997 among MCN, Chase Manhattan
                Bank, as Collateral Agent, and The First National Bank of Chicago, as Purchase Contract Agent.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         MCN ENERGY GROUP INC.

Date: May 8, 1997                        By:        /s/ HAROLD GARDNER
                                           -------------------------------------
                                                      Harold Gardner
                                                Vice President, Controller
                                               and Chief Accounting Officer

                                 EXHIBIT INDEX

                                                                        SEQUENTIALLY
EXHIBIT                                                                   NUMBERED
NUMBER                            DESCRIPTION                               PAGE
-------                           -----------                           ------------
  3-1     Articles of Incorporation of MCN Energy Group Inc.
 12-1     Computation of Ratio of Earnings to Fixed Charges for MCN
          Energy Group Inc.
 12-2     Computation of Ratio of Earnings to Fixed Charges for MCN
          Investment Corporation.
 27-1     Financial Data Schedule.
 99-1     MichCon Investment and Stock Ownership Plan, as amended.
 99-2     MCN Energy Group Savings and Stock Ownership Plan, as
          amended.