Form 10-Q
period 1997-06-30
MCN ENERGY GROUP INC
filed 1997-08-08
CIK 837579

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                        -------------------------------

                                   FORM 10-Q

(MARK ONE)

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997, OR

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

                      Yes  [X]                    No  [ ]

     Number of shares outstanding of each of the registrant's classes of common stock, as of July 31, 1997:

     Common Stock, par value $.01 per share: 77,961,899

================================================================================

                               INDEX TO FORM 10-Q

                        FOR QUARTER ENDED JUNE 30, 1997

                                                                 PAGE
                                                                NUMBER
                                                                ------
COVER.......................................................        i
INDEX.......................................................       ii
PART I -- FINANCIAL INFORMATION
Item 1. Financial Statements................................       12
Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.................        1
PART II -- OTHER INFORMATION
Item 2. Changes in Securities...............................       28
Item 6. Exhibits and Reports on Form 8-K....................       28
SIGNATURE...................................................       29

                     MCN ENERGY GROUP INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Second quarter earnings increase to record high -- MCN's earnings from continuing operations for the 1997 quarter increased 75% or $3.9 million over the second quarter of 1996. Earnings from continuing operations for the 1997 six- and twelve-month periods increased $6.6 million and $3.9 million, respectively, over the comparable 1996 periods. As discussed below, this performance primarily reflects the success of the strategies implemented by the Diversified Energy group.

MCN's earnings comparisons were also affected by income from discontinued operations. As discussed in the "Discontinued Operations" section that follows, MCN sold The Genix Group, Inc. (Genix) during the second quarter of 1996.

                                                       QUARTER          6 MONTHS           12 MONTHS
                                                    -------------    ---------------    ----------------
                                                    1997    1996     1997      1996      1997      1996
                                                    ----    -----    -----    ------    ------    ------
NET INCOME (in Millions)
Continuing Operations:
  Diversified Energy............................    $7.9    $ 4.4    $25.8    $ 12.2    $ 44.8    $ 22.0
  Gas Distribution..............................     1.2       .8     65.0      72.0      74.4      93.3
                                                    ----    -----    -----    ------    ------    ------
                                                     9.1      5.2     90.8      84.2     119.2     115.3
                                                    ----    -----    -----    ------    ------    ------
Discontinued Operations:
  Income from operations........................      --       .6       --       1.6        --       3.4
  Gain on sale..................................      --     36.2       --      36.2        --      36.2
                                                    ----    -----    -----    ------    ------    ------
                                                      --     36.8       --      37.8        --      39.6
                                                    ----    -----    -----    ------    ------    ------
                                                    $9.1    $42.0    $90.8    $122.0    $119.2    $154.9
                                                    ====    =====    =====    ======    ======    ======
EARNINGS PER SHARE
Continuing Operations:
  Diversified Energy............................    $.11    $ .07    $ .38    $  .18    $  .67    $  .33
  Gas Distribution..............................     .02      .01      .96      1.08      1.10      1.40
                                                    ----    -----    -----    ------    ------    ------
                                                     .13      .08     1.34      1.26      1.77      1.73
                                                    ----    -----    -----    ------    ------    ------
Discontinued Operations:
  Income from operations........................      --      .01       --       .03        --       .06
  Gain on sale..................................      --      .54       --       .54        --       .54
                                                    ----    -----    -----    ------    ------    ------
                                                      --      .55       --       .57        --       .60
                                                    ----    -----    -----    ------    ------    ------
                                                    $.13    $ .63    $1.34    $ 1.83    $ 1.77    $ 2.33
                                                    ====    =====    =====    ======    ======    ======

Strategic direction -- MCN's objective is to achieve superior, long-term returns for its shareholders. To accomplish this, MCN will aggressively invest in a diverse portfolio of domestic and international energy-related projects. The success of this strategy will be demonstrated by the growth of MCN's earnings and the total return to its shareholders over time.

DIVERSIFIED ENERGY

Earnings continue to rise -- The Diversified Energy group reported an increase in earnings of $3.5 million for the 1997 quarter from the comparable 1996 period. Earnings for the 1997 six- and twelve-month periods increased $13.6 million and $22.8 million, respectively. Increased earnings were driven primarily by significantly higher levels of operating and joint venture income, partially offset by increased financing costs

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

associated with additional capital needed to fund investments. Diversified Energy continues to provide an increasing portion of MCN's earnings, contributing 38% for the twelve months ended June 30, 1997, double the contribution in the comparable 1996 period.

                                                    QUARTER             6 MONTHS           12 MONTHS
                                                ----------------    ----------------    ----------------
                                                 1997      1996      1997      1996      1997      1996
                                                ------    ------    ------    ------    ------    ------
DIVERSIFIED ENERGY OPERATIONS (in Millions)
Operating Revenues*.........................    $177.1    $131.6    $437.3    $389.1    $782.7    $613.9
Operating Expenses*.........................     164.4     129.2     407.4     374.3     726.7     587.9
                                                ------    ------    ------    ------    ------    ------
Operating Income............................      12.7       2.4      29.9      14.8      56.0      26.0
                                                ------    ------    ------    ------    ------    ------
Equity in Earnings of Joint Ventures........       9.4       4.6      22.9       8.3      31.2      10.8
                                                ------    ------    ------    ------    ------    ------
Other Income & (Deductions)*
  Interest income...........................       1.0        .9       2.0       1.8       3.2       3.4
  Interest expense..........................      (9.5)     (7.9)    (19.6)    (15.4)    (32.9)    (22.7)
  Dividends on preferred securities of
     subsidiaries...........................      (7.4)     (2.3)    (11.6)     (4.7)    (19.3)     (9.5)
  Gains related to DIGP.....................        --       3.5        --       3.5       2.9       3.5
  Other.....................................       (.1)      (.3)      2.7       (.9)      2.6        .4
                                                ------    ------    ------    ------    ------    ------
                                                 (16.0)     (6.1)    (26.5)    (15.7)    (43.5)    (24.9)
                                                ------    ------    ------    ------    ------    ------
Income Before Income Taxes..................       6.1        .9      26.3       7.4      43.7      11.9
                                                ------    ------    ------    ------    ------    ------
Income Taxes
  Current and deferred provision............       2.3        .5       8.7       3.1      15.1       4.2
  Federal tax credits.......................      (4.1)     (4.0)     (8.2)     (7.9)    (16.2)    (14.3)
                                                ------    ------    ------    ------    ------    ------
                                                  (1.8)     (3.5)       .5      (4.8)     (1.1)    (10.1)
                                                ------    ------    ------    ------    ------    ------
Net Income..................................    $  7.9    $  4.4    $ 25.8    $ 12.2    $ 44.8    $ 22.0
                                                ======    ======    ======    ======    ======    ======

* Includes intercompany transactions

OPERATING AND JOINT VENTURE INCOME

Operating and joint venture income increased $15.1 million for the 1997 quarter and $29.7 million and $50.4 million for the six- and twelve-month periods, respectively. The increases reflect improved contributions from all the Diversified Energy operating businesses, particularly Exploration & Production (E&P) operations.

                                                         QUARTER           6 MONTHS         12 MONTHS
                                                      --------------    --------------    --------------
                                                      1997     1996     1997     1996     1997     1996
                                                      -----    -----    -----    -----    -----    -----
OPERATING AND JOINT VENTURE INCOME (in Millions)
Exploration & Production..........................    $12.9    $ 6.7    $31.0    $13.2    $51.0    $24.6
Pipelines & Processing............................      6.1      1.9     13.3      4.4     19.7      5.1
Energy Marketing, Gas Storage & Power
  Generation......................................      3.7     (2.8)    10.7      4.7     20.0      7.3
Corporate & Other.................................      (.6)     1.2     (2.2)      .8     (3.5)     (.2)
                                                      -----    -----    -----    -----    -----    -----
                                                      $22.1    $ 7.0    $52.8    $23.1    $87.2    $36.8
                                                      =====    =====    =====    =====    =====    =====

EXPLORATION & PRODUCTION operating and joint venture income increased $6.2 million for the 1997 quarter and $17.8 million and $26.4 million for the six-and twelve-month periods, respectively. The results reflect a significant increase in the level of gas and oil produced due to the development and acquisition of interests in properties during 1995 and 1996. Gas and oil production increased
9.7 billion cubic feet (Bcf) equivalent in

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

the quarter, nearly a 70% increase from the comparable 1996 level. Results in the 1997 six- and twelve-month periods also include a $4.7 million gain related to the sale of certain undeveloped properties.

                                              QUARTER               6 MONTHS             12 MONTHS
                                          ----------------      ----------------      ----------------
                                           1997      1996        1997      1996        1997      1996
                                          ------    ------      ------    ------      ------    ------
EXPLORATION & PRODUCTION STATISTICS
Gas Production (Bcf)....................    19.5      13.2        38.2      25.6        69.7      43.9
Oil Production (Mmbbl)..................      .8        .2         1.3        .4         2.0        .6
Gas and Oil Production (Bcf
  equivalent)...........................    24.0      14.3        46.0      27.8        81.9      47.5
Average Gas Selling Price (per Mcf).....  $ 1.93    $ 2.19      $ 2.31    $ 2.30      $ 2.31    $ 2.00
Effect of Hedging (per Mcf).............    (.04)     (.29)       (.34)     (.31)       (.36)      .02
                                          ------    ------      ------    ------      ------    ------
Overall Average Gas Sales Price (per
  Mcf)..................................  $ 1.89    $ 1.90      $ 1.97    $ 1.99      $ 1.95    $ 2.02
                                          ======    ======      ======    ======      ======    ======
Average Oil Sales Price (per Bbl)*......  $17.47    $18.80      $18.07    $18.04      $19.20    $17.40

*Average oil sales prices have been adjusted for amounts received or paid under financial hedging contracts

E&P operating and joint venture results were also affected by fluctuations in natural gas and oil sales prices, which were mitigated by the effect of hedging with swap and futures agreements. These hedging agreements are used to manage Diversified Energy's exposure to the risk of market price fluctuations. Additionally, E&P's operating results were affected by higher average production costs per Mcf equivalent.

PIPELINES & PROCESSING operating and joint venture income increased $4.2 million for the 1997 quarter and increased $8.9 million and $14.6 million for the six- and twelve-month periods, respectively. The increases primarily reflect income from the December 1996 acquisition of a 25% interest in Lyondell Methanol Company, L.P. (Lyondell), a limited partnership that owns and operates a 248 million gallon per year methanol production plant in Texas. Earnings from Lyondell have benefited from higher than expected methanol prices during 1997. Pipeline & Processing results also reflect a higher level of volumes treated through gas processing plants, as well as increases in transportation deliveries due to the acquisition of additional pipeline interests during late 1995 and 1996. These increases in transportation volumes were partially offset by reduced volumes resulting from the sale of a portion of MCN's interest in Dauphin Island Gathering Partners (DIGP) during 1996 (Note 2c).

                                              QUARTER               6 MONTHS             12 MONTHS
                                          ----------------      ----------------      ----------------
                                           1997      1996        1997      1996        1997      1996
                                          ------    ------      ------    ------      ------    ------
PIPELINES & PROCESSING STATISTICS*
Gas Processed (Bcf).....................    13.4       9.5        23.2      18.7        48.7      27.1
Methanol Produced (million gallons).....    14.6        --        29.9        --        40.4        --
Transportation (Bcf)....................    29.4      19.2        48.3      40.3        94.4      44.6

*Includes MCN's share of joint ventures

ENERGY MARKETING, GAS STORAGE & POWER GENERATION operating and joint venture income increased $6.5 million for the 1997 quarter and increased $6.0 million and $12.7 million for the six- and twelve-month periods, respectively. The increase in earnings during the quarter resulted from a 55% increase in gas sales and exchange deliveries as well as slightly higher gas sales margins. The increases in earnings for the 1997 six- and twelve-month periods were due to increases in gas sales and exchange deliveries of 33% and 24%, respectively, partially offset by lower gas sales margins. Also contributing to the 1997 results were earnings from the April 1997 acquisition of an 18.1% interest in Midland Cogeneration Venture L.P., a limited partnership that owns a gas-fired cogeneration facility capable of producing approximately 1,370 megawatts (MW) of electricity and 1.35 million pounds per hour of process steam (Note 2b).

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

                                                          QUARTER          6 MONTHS         12 MONTHS
                                                        ------------    --------------    --------------
                                                        1997    1996    1997     1996     1997     1996
                                                        ----    ----    -----    -----    -----    -----
ENERGY MARKETING STATISTICS (BCF)*
Gas Sales...........................................    72.4    42.7    160.6    113.5    266.0    208.1
Exchange Deliveries.................................     1.3     4.9     10.0     14.3     18.3     21.4
                                                        ----    ----    -----    -----    -----    -----
                                                        73.7    47.6    170.6    127.8    284.3    229.5
                                                        ====    ====    =====    =====    =====    =====

* Includes MCN's share of joint ventures

Additionally, Power Generation experienced higher earnings from its investment in the 50%-owned, 123 MW Michigan Power cogeneration facility due to an increase in electricity sales rates under its long-term sales contract. Results for 1997 also reflect increased earnings from the 30 MW Ada cogeneration facility as a result of Power Generation's acquisition of the 1% general partnership interest in the fourth quarter of 1996.

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

CORPORATE & OTHER operating and joint venture losses reflect administrative expenses associated with corporate management activities. The Diversified Energy group has been charged a larger portion of such expenses, reflecting its growing percentage of MCN. The 1996 periods include a $1.7 million gain from the sale of land by a 50%-owned real estate joint venture.

OTHER INCOME AND DEDUCTIONS

The 1997 quarter, six- and twelve-month periods reflect higher interest costs on increased borrowings required to finance capital investments in the Diversified Energy group. In addition, the 1997 periods reflect dividends on $80 million of preferred securities issued in July 1996, $132 million of preferred securities issued in March 1997 and $200 million of preferred securities issued in June 1997.

Other income and deductions for the 1997 twelve-month period, as well as the 1996 quarter, six- and twelve-month periods, includes gains related to DIGP (Note 2c). In a series of transactions during 1996, MCN sold 64% of its 99% interest in the DIGP partnership, resulting in pre-tax gains totaling $8.8 million, of which $2.4 million was deferred until the third quarter of 1997 when the related option agreement expired unexercised. Other income and deductions for the 1997 six- and twelve- month periods also includes gains on the sale of pipeline assets.

INCOME TAXES

The current and deferred income tax provisions for all periods reflect increases in pre-tax earnings. These taxes were reduced by an increase in the level of gas production tax credits generated from E&P projects.

OUTLOOK

MCN plans to continue aggressively growing its E&P reserve base in known producing areas, generating attractive returns and developing reliable, long-term gas supplies. MCN will also continue to make investments in natural gas and gas liquid gathering and processing facilities near these known producing areas, concentrating on those with the highest growth potential. Additionally, MCN will focus on expanding its

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Energy Marketing coverage within existing markets as well as entering new markets through strategic alliances with other energy providers. MCN's Power Generation business is expected to make significant investments in international projects over the next several years as evidenced by its acquisition of a 40% interest in a joint venture in India (Note 2a). MCN is currently evaluating various other projects that could add significantly to its international portfolio.

GAS DISTRIBUTION

Results reflect solid financial performance -- The Gas Distribution group reported an increase in earnings of $.4 million for the 1997 quarter, reflecting improved gross margins resulting from higher gas sales and transportation deliveries due in part to colder weather. Results for the 1997 quarter also reflect lower operation and maintenance expenses, partially offset by higher depreciation and financing costs. Earnings decreased $7.0 million and $18.9 million for the 1997 six- and twelve-month periods, respectively, reflecting reduced gross margins due to warmer weather as well as higher operating expenses and financing costs.

                                                 QUARTER             6 MONTHS             12 MONTHS
                                             ----------------    ----------------    --------------------
                                              1997      1996      1997      1996       1997        1996
                                             ------    ------    ------    ------    --------    --------
GAS DISTRIBUTION OPERATIONS (in Millions)
Operating Revenues*
  Gas sales..............................    $168.3    $185.6    $649.9    $673.5    $1,079.5    $1,073.9
  End user transportation................      19.4      18.7      45.4      45.1        82.7        83.5
  Intermediate transportation............      13.3      11.4      28.1      22.8        53.9        44.6
  Other..................................      12.0       9.6      23.9      22.5        43.6        48.8
                                             ------    ------    ------    ------    --------    --------
                                              213.0     225.3     747.3     763.9     1,259.7     1,250.8
Cost of Gas..............................      84.7     101.2     391.7     403.7       634.3       609.0
                                             ------    ------    ------    ------    --------    --------
Gross Margin.............................     128.3     124.1     355.6     360.2       625.4       641.8
                                             ------    ------    ------    ------    --------    --------
Other Operating Expenses*
  Operation and maintenance..............      70.6      72.3     145.8     142.2       302.0       289.3
  Depreciation, depletion and
     amortization........................      26.6      25.0      52.3      49.5       101.6        94.8
  Property and other taxes...............      16.2      15.5      34.1      33.9        62.6        61.2
                                             ------    ------    ------    ------    --------    --------
                                              113.4     112.8     232.2     225.6       466.2       445.3
                                             ------    ------    ------    ------    --------    --------
Operating Income.........................      14.9      11.3     123.4     134.6       159.2       196.5
                                             ------    ------    ------    ------    --------    --------
Equity in Earnings of Joint Ventures.....        .9        .2       1.9        .6         2.6         1.3
                                             ------    ------    ------    ------    --------    --------
Other Income and (Deductions)*
  Interest income........................       1.3        .6       2.5       1.2         5.3         3.4
  Interest expense.......................     (13.8)    (11.2)    (28.0)    (23.8)      (53.1)      (47.1)
  Minority interest......................       (.6)      (.4)      (.9)      (.7)       (1.2)       (1.9)
  Other..................................       (.1)       .6        .5       (.2)       (1.0)       (4.2)
                                             ------    ------    ------    ------    --------    --------
                                              (13.2)    (10.4)    (25.9)    (23.5)      (50.0)      (49.8)
                                             ------    ------    ------    ------    --------    --------
Income Before Income Taxes...............       2.6       1.1      99.4     111.7       111.8       148.0
Income Taxes.............................       1.4        .3      34.4      39.7        37.4        54.7
                                             ------    ------    ------    ------    --------    --------
Net Income...............................    $  1.2    $   .8    $ 65.0    $ 72.0    $   74.4    $   93.3
                                             ======    ======    ======    ======    ========    ========

* Includes intercompany transactions

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

GROSS MARGIN

Gross margin reflects varying weather -- Gas Distribution gross margin (operating revenues less cost of gas) increased $4.2 million for the 1997 quarter and decreased $4.6 million and $16.4 million for the six- and twelve-month periods, respectively. These varying results are primarily due to fluctuations in gas sales and end user transportation deliveries that were driven by the colder weather during the 1997 quarter and the warmer weather during the 1997 six- and twelve-month periods. All periods were affected by increased revenues as a result of the continued growth in intermediate transportation services.

                                                     QUARTER           6 MONTHS          12 MONTHS
                                                 ---------------     -------------     --------------
                                                 1997      1996      1997     1996     1997     1996
                                                 -----     -----     ----     ----     ----     -----
EFFECT OF WEATHER ON GAS MARKETS AND EARNINGS
Percentage Colder (Warmer) than Normal........    21.9%     13.6%    1.9 %    7.3 %    2.0 %      7.4%
Increase (Decrease) from Normal in:
  Gas markets (in Bcf)........................     4.6       3.2     1.5      8.6      3.8       14.8
  Net income (in Millions)....................   $ 4.1     $ 2.9    $1.3     $7.8     $3.4      $13.3
  Earnings per share..........................   $ .06     $ .04    $.02     $.12     $.05      $ .20

GAS SALES AND END USER TRANSPORTATION revenues in total decreased $16.6 million and $23.3 million in the 1997 quarter and six-month period and increased $4.8 million in the 1997 twelve-month period. The decrease in revenues for the quarter reflects a reduction in gas sales rates driven by lower gas costs as subsequently discussed. This decrease in revenues attributable to reduced gas sales rates was partially offset by increased revenues from higher deliveries due to the colder weather in the 1997 quarter. The decreased revenues for the 1997 six-month period reflect lower gas sales and end user transportation deliveries primarily due to the warmer weather in the 1997 period as compared to the same 1996 period, partially offset by an increase in the gas cost recovery rate. The 1997 twelve-month period increase in revenues is primarily the result of a gas cost recovery rate increase, substantially offset by lower volumes due to warmer weather.

                                                        QUARTER           6 MONTHS         12 MONTHS
                                                     --------------    --------------    --------------
                                                     1997     1996     1997     1996     1997     1996
                                                     -----    -----    -----    -----    -----    -----
GAS DISTRIBUTION MARKETS (in Bcf)
Gas Sales.........................................    35.3     34.6    129.9    138.2    212.7    225.5
End User Transportation...........................    32.7     32.0     77.1     79.5    144.5    149.4
                                                     -----    -----    -----    -----    -----    -----
                                                      68.0     66.6    207.0    217.7    357.2    374.9
Intermediate Transportation*......................   141.6    110.3    282.2    258.3    551.4    448.3
                                                     -----    -----    -----    -----    -----    -----
                                                     209.6    176.9    489.2    476.0    908.6    823.2
                                                     =====    =====    =====    =====    =====    =====

*Includes intercompany volumes

INTERMEDIATE TRANSPORTATION revenues increased $1.9 million in the quarter and $5.3 million and $9.3 million in the 1997 six- and twelve-month periods, respectively. Due primarily to the recent expansion of its northern Michigan gathering system, MichCon was able to transport an additional 15.3 Bcf, 32.9 Bcf and 108.8 Bcf in the 1997 quarter, six- and twelve-month periods, respectively. Intermediate transportation volumes for the 1997 quarter and twelve-month period were impacted by increased deliveries to two major fixed-fee customers. Volumes transported in the six-month period for these two customers reflected a decrease. Although volumes associated with these customers have varied, the related revenues were not significantly affected.

OTHER OPERATING REVENUES increased $2.4 million in the 1997 quarter and $1.4 million in the six-month period due to increased gas processing revenues and increased revenues associated with maintaining customers' natural gas furnaces and appliances. Other operating revenues decreased $5.2 million in the 1997 twelve-month period due to

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

a reduction in conservation revenues resulting from the discontinuance of MichCon's energy conservation programs which also impacted the quarter and six-month period. As discussed in the "Operation and Maintenance" section that follows, this decrease in revenues is offset by a corresponding decrease in expenses related to the conservation programs.

COST OF GAS

Cost of gas is affected by variations in sales volumes and cost of gas rates. Through the Gas Cost Recovery (GCR) mechanism, MichCon's rates are set to recover 100% of prudently and reasonably incurred gas costs. Therefore, fluctuations in total gas costs have little or no effect on gross margins and earnings.

Cost of gas sold decreased in the 1997 quarter and six-month period and increased in the twelve-month period. The decrease in market prices paid for gas resulted in a decrease in the cost of gas sold per thousand cubic feet of $.49 (16%) in the 1997 three-month period. The increase in market prices paid for gas resulted in an increase in the cost of gas sold per thousand cubic feet of $.15 (5%) and $.25 (9%) in the 1997 six- and twelve-month periods, respectively. The rate increase in the 1997 six-month period was more than offset by lower volumes due to warmer weather. The rate increase in the 1997 twelve-month period was partially offset by lower volumes due to warmer weather.

OTHER OPERATING EXPENSES

OPERATION AND MAINTENANCE expenses decreased for the 1997 quarter and increased for the 1997 six- and twelve-month periods. Operation and maintenance expenses were affected in all periods by lower benefit costs, primarily pension and retiree healthcare costs. The 1997 quarter further benefited from a decrease in uncollectible gas accounts expense, which was partially offset by an increase in operating expenses related to the increase in intermediate transportation volumes as previously discussed. For the 1997 six-month period, the decrease in benefit costs was more than offset by increased operating expenses related to intermediate transportation services. The increase in the 1997 twelve-month period is due to higher uncollectible gas accounts expense as well as the increased operating expenses related to intermediate transportation services. As previously discussed, the discontinuance of MichCon's energy conservation programs reduced expenses in all 1997 periods.

DEPRECIATION AND DEPLETION for the 1997 quarter, six- and twelve-month periods increased due to higher plant balances reflecting capital expenditures of $456.8 million over the past two calendar years. Depreciation and depletion expenses are expected to increase in future years due to additional capital investments. MichCon filed an application with the MPSC to lower its depreciation rates, which could partially offset the anticipated increase in depreciation expense in future years.

PROPERTY AND OTHER TAXES increased in the 1997 periods due to an increase in the Michigan single business tax which is partially offset by a reduction in property taxes.

OTHER INCOME AND DEDUCTIONS

The 1997 quarter, six- and twelve-month periods reflect higher interest costs on increased long-term debt required to finance capital investments in the Gas Distribution group.

INCOME TAXES

Income taxes changed primarily as a result of variations in earnings. Income taxes also were affected by the favorable resolution of prior years' tax issues.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

OUTLOOK

Gas Distribution's strategy is to grow revenues and reduce its costs in order to maintain strong returns and provide customers with quality service at competitive prices. Revenue growth will be achieved through the expansion of its residential, commercial and industrial customer base. In 1997, Gas Distribution is concentrating on adding new customers in current service areas including increased penetration of previous expansion areas. Gas Distribution will continue initiatives to increase productivity and improve customer services in order to strengthen its competitive position in the gas industry. Management is continually assessing ways to improve cost competitiveness. Among the cost savings initiatives, Gas Distribution and other Michigan utilities are exploring opportunities to share the cost of common, duplicative functions in order to obtain greater efficiencies and increase customer value.

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

CAPITAL RESOURCES AND LIQUIDITY

OPERATING ACTIVITIES

MCN's cash flow from operating activities increased $76.8 million during the 1997 six-month period from the comparable 1996 period. The increase was due primarily to higher net income, after adjusting for depreciation, deferred taxes and nonoperating gains and a decrease in working capital requirements.

FINANCING ACTIVITIES

In June 1997, MCN sold 9,775,000 shares of common stock in a public offering, generating net proceeds of $276.6 million (Note 3d). Proceeds from this issuance were used to fund capital expenditures, to repay short-term obligations and for general corporate purposes.

In June 1997, MCN issued, through wholly owned trusts, 100,000 Private Institutional Trust Securities and 100,000 Single Point Remarketed Reset Capital Securities (Note 3c). Net proceeds of $199.1 million from these issuances were invested by MCN in its Diversified Energy group and were used to reduce short-term debt incurred to fund capital expenditures. The securities are currently rated the equivalent of "A-"or "baa1" by the major rating agencies.

In March 1997, MCN issued 2,645,000 FELINE PRIDES generating net proceeds of $127.4 million (Note 3b). Proceeds from the issuance were used to reduce short-term debt incurred by the Diversified Energy group to fund capital investments and for general corporate purposes. The FELINE PRIDES are currently rated the equivalent of "BBB+" by the major rating agencies.

MCN issues new shares of common stock pursuant to its Dividend Reinvestment and Stock Purchase Plan and various employee benefit plans. During 1997, MCN anticipates the issuance of new shares of common stock pursuant to these plans, generating approximately $19 million. During the first six months of 1997, issuances under these plans generated proceeds of $9.4 million.

DIVERSIFIED ENERGY

In June 1997, MCNIC repaid $30 million of senior debt on its stated maturity date.

In January 1997, MCNIC issued $150 million of medium-term notes using the proceeds to repay short-term debt and for general corporate purposes.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

MCNIC has established credit lines for borrowings of up to $100 million under a 364-day revolving credit facility and up to $300 million under a three-year revolving credit facility, both of which expire in July 1998. These facilities support MCNIC's $400 million commercial paper program, which is used to finance capital investments of the Diversified Energy group and working capital requirements of its gas marketing operations. During the first six months of 1997, MCNIC repaid $329.8 million of commercial paper. At June 30, 1997, there were no borrowings outstanding under this program. A portion of the credit lines equaling $42 million has been temporarily restricted in connection with a potential acquisition by one of MCN's international joint ventures (Note 2a).

GAS DISTRIBUTION

Cash and cash equivalents normally increase and short-term debt is reduced in the first part of each year as gas inventories are depleted and funds are received from winter heating sales. During the latter part of the year, cash and cash equivalents normally decrease as funds are used to finance increases in gas inventories and customer accounts receivable. To meet its seasonal short-term borrowing needs, MichCon normally issues commercial paper which is backed by credit lines with several banks. MichCon has established credit lines to allow for borrowings of up to $150 million under a 364-day revolving credit facility and up to $150 million under a three-year revolving credit facility. During the first six months of 1997, MichCon repaid $238.3 million of commercial paper. At June 30, 1997, there were no borrowings outstanding under this program.

During May 1997, MichCon issued $85 million of first mortgage bonds under its existing shelf registrations. The funds from this issuance were used to retire first mortgage bonds, fund capital expenditures and for general corporate purposes.

During April 1997, subsidiaries of MichCon borrowed $40 million under a nonrecourse credit agreement that matures in 2005. Proceeds were used to finance the expansion of the northern Michigan gathering system.

During May and June 1997, MichCon redeemed $17 million of long-term debt prior to maturity. MichCon also repaid $50 million of first mortgage bonds on its stated maturity date in May 1997.

MichCon has available a Trust Demand Note program that allows it to borrow up to $25 million. At June 30, 1997, there were no borrowings outstanding under this program.

INVESTING ACTIVITIES

Capital investments increased $120.6 million (39%) in the 1997 six-month period over the same period in 1996. The 1997 investments include higher levels of investments in E&P properties and joint venture pipeline facilities as well as the acquisition of an interest in Indian power generation projects and a domestic cogeneration facility. The 1996 investments include the DIGP acquisition. In the third quarter of 1997, MCN

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

sold E&P assets for approximately $31 million. The proceeds from the sale will be reinvested in E&P operations, primarily in offshore properties.

                                                                 6 MONTHS
                                                              ---------------
                                                               1997     1996
                                                              ------   ------
CAPITAL INVESTMENTS (in Millions)
Consolidated Capital Expenditures:
  Diversified Energy........................................  $173.9   $142.8
  Gas Distribution..........................................    59.1     74.6
  Discontinued Operations...................................      --      6.5
                                                              ------   ------
                                                               233.0    223.9
                                                              ------   ------
MCN's Share of Joint Venture Capital Expenditures:
  Pipelines & Processing....................................    42.8       .4
  Energy Marketing, Gas Storage & Power Generation..........     2.4       .3
  Other.....................................................     1.6      3.1
                                                              ------   ------
                                                                46.8      3.8
                                                              ------   ------
Acquisitions (Note 2)*......................................   147.1     78.6
                                                              ------   ------
Total Capital Investments...................................  $426.9   $306.3
                                                              ======   ======

*Includes MCN's share of GTEC debt existing at the date of acquisition (Note 2a)

OUTLOOK

Capital investments in 1997 are expected to reach $1.1 billion -- MCN's strategic direction is to grow significantly by investing in a portfolio of energy-related projects. For 1997, MCN anticipates investing approximately $900 million in Diversified Energy and the remainder in Gas Distribution. Within Diversified Energy, approximately $450 million will be invested in E&P projects for drilling operations and the acquisition of additional reserves. Diversified Energy will invest the remaining $450 million in gas gathering, gas processing and power generation projects.

As MCN continues to pursue its strategy of diversifying through a portfolio of energy-related projects, it will routinely evaluate the value and strategic benefits of selling its assets. MCN is currently negotiating the sale of certain Diversified Energy assets to unlock their appreciated value. Proceeds from any sale will be used to acquire or develop other energy-related assets and therefore capital investments would be increased accordingly.

The proposed level of investments for the remainder of 1997 increases capital requirements materially in excess of internally generated funds and requires the issuance of additional debt. MCN's actual capital requirements and general market conditions will dictate the nature, timing and amount of future issuances. It is management's opinion that MCN and its subsidiaries will have sufficient capital resources, both internal and external, to meet anticipated capital requirements.

In August 1997, President Clinton signed a bill that will reduce taxes collected by the United States over the next five years. MCN is currently assessing the exact impact of this legislation on its future tax liabilities. Although the bill is not expected to significantly change MCN's tax expense, it will have an impact on the timing of tax payments. It is anticipated that MCN will realize a significant benefit in cash flows from a deferral in taxes paid over the next five years as a result of this legislation.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Concluded)

NEW ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share" and SFAS No. 129, "Disclosure of Information about Capital Structure", which are effective for MCN's year end 1997 financial statements. SFAS No. 128 simplifies the standards for computing earnings per share (EPS), replaces primary EPS with a newly defined basic EPS and modifies the computation of diluted EPS. SFAS No. 129 continues previous requirements to disclose certain information about an entity's capital structure. MCN does not expect the application of these statements to have a material effect on its financial statements.

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which are effective for financial statements for periods beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components. SFAS No. 131 establishes standards for reporting information about operating segments in annual and interim financial statements. MCN is in the process of evaluating the effect of applying these statements.

In 1996, the Emerging Issues Task Force of the FASB reached a consensus that the cost associated with modifying internal use software for the year 2000 should be expensed as incurred. MCN has established processes for evaluating and managing the risks and costs associated with this issue on the financial position and results of operations of MCN and its subsidiaries. MCN is assessing the extent of necessary modifications to its computer software, as well as that of its partners and operators.

FORWARD-LOOKING STATEMENTS

Statements included throughout the Quarterly Report on Form 10-Q which are not historical in nature are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve certain risks and uncertainties that may cause actual future results to differ materially from those contemplated, projected, estimated or budgeted in such forward-looking statements including, among others, the following: (i) the effects of weather and other natural phenomena; (ii) increased competition from other energy suppliers as well as alternative forms of energy; (iii) the capital intensive nature of MCN's business; (iv) economic climate and growth in the geographic areas in which MCN does business; (v) the uncertainty of gas and oil reserve estimates; (vi) the timing and extent of changes in commodity prices for natural gas, electricity and crude oil; (vii) the nature, availability and projected profitability of potential projects and other investments available to MCN; (viii) conditions of capital markets and equity markets and (ix) changes in the economic and political climate in foreign countries where MCN has invested or may invest in the future.

                     MCN ENERGY GROUP INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                    THREE MONTHS
                                                        ENDED             SIX MONTHS ENDED         TWELVE MONTHS ENDED
                                                      JUNE 30,                JUNE 30,                  JUNE 30,
                                                 -------------------   -----------------------   -----------------------
                                                   1997       1996        1997         1996         1997         1996
                                                 --------   --------   ----------   ----------   ----------   ----------
OPERATING REVENUES.............................  $387,925   $354,464   $1,176,686   $1,145,102   $2,028,852   $1,851,903
                                                 --------   --------   ----------   ----------   ----------   ----------
OPERATING EXPENSES
  Cost of gas..................................   200,020    199,068      699,565      711,497    1,181,646    1,084,415
  Operation and maintenance....................    95,265     88,080      193,686      174,432      391,234      346,426
  Depreciation, depletion and amortization.....    45,484     35,520       88,941       70,318      164,613      129,338
  Property and other taxes.....................    19,756     18,064       41,228       39,416       76,239       69,177
                                                 --------   --------   ----------   ----------   ----------   ----------
                                                  360,525    340,732    1,023,420      995,663    1,813,732    1,629,356
                                                 --------   --------   ----------   ----------   ----------   ----------
OPERATING INCOME...............................    27,400     13,732      153,266      149,439      215,120      222,547
                                                 --------   --------   ----------   ----------   ----------   ----------
EQUITY IN EARNINGS OF JOINT VENTURES...........    10,470      4,842       24,831        8,885       33,813       12,063
                                                 --------   --------   ----------   ----------   ----------   ----------
OTHER INCOME AND (DEDUCTIONS)
  Interest income..............................     2,164      1,604        4,376        3,149        8,461        6,576
  Interest on long-term debt...................   (21,069)   (16,386)     (40,051)     (32,525)     (74,043)     (57,005)
  Other interest expense.......................    (1,894)    (2,734)      (6,624)      (6,835)     (11,053)     (13,072)
  Dividends on preferred securities of
    subsidiaries...............................    (7,329)    (2,345)     (11,558)      (4,707)     (19,225)      (9,502)
  Gains related to DIGP (Note 2c)..............        --      3,488           --        3,488        2,896        3,488
  Minority interest............................      (614)      (371)        (967)        (736)      (1,290)      (2,059)
  Other........................................      (441)       250        2,580         (995)         955       (3,263)
                                                 --------   --------   ----------   ----------   ----------   ----------
                                                  (29,183)   (16,494)     (52,244)     (39,161)     (93,299)     (74,837)
                                                 --------   --------   ----------   ----------   ----------   ----------
INCOME FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES..........................     8,687      2,080      125,853      119,163      155,634      159,773
INCOME TAX PROVISION (BENEFIT).................      (389)    (3,127)      35,008       34,902       36,481       44,509
                                                 --------   --------   ----------   ----------   ----------   ----------
INCOME FROM CONTINUING OPERATIONS..............     9,076      5,207       90,845       84,261      119,153      115,264
                                                 --------   --------   ----------   ----------   ----------   ----------
DISCONTINUED OPERATIONS, NET OF TAXES (Note 2d)
  Income from operations.......................        --        582           --        1,595           --        3,446
  Gain on sale.................................        --     36,176           --       36,176           --       36,176
                                                 --------   --------   ----------   ----------   ----------   ----------
                                                       --     36,758           --       37,771           --       39,622
                                                 --------   --------   ----------   ----------   ----------   ----------
NET INCOME.....................................  $  9,076   $ 41,965   $   90,845   $  122,032   $  119,153   $  154,886
                                                 ========   ========   ==========   ==========   ==========   ==========
EARNINGS PER SHARE
  Continuing operations........................  $    .13   $    .08   $     1.34   $     1.26   $     1.77   $     1.73
                                                 --------   --------   ----------   ----------   ----------   ----------
  Discontinued operations (Note 2d)
    Income from operations.....................        --        .01           --          .03           --          .06
    Gain on sale...............................        --        .54           --          .54           --          .54
                                                 --------   --------   ----------   ----------   ----------   ----------
                                                       --        .55           --          .57           --          .60
                                                 --------   --------   ----------   ----------   ----------   ----------
                                                 $    .13   $    .63   $     1.34   $     1.83   $     1.77   $     2.33
                                                 ========   ========   ==========   ==========   ==========   ==========
AVERAGE COMMON SHARES OUTSTANDING..............    68,179     66,893       67,865       66,730       67,507       66,467
                                                 ========   ========   ==========   ==========   ==========   ==========
DIVIDENDS DECLARED PER SHARE...................  $  .2425   $  .2325   $    .4850   $    .4650   $    .9600   $    .9200
                                                 ========   ========   ==========   ==========   ==========   ==========

            CONSOLIDATED STATEMENT OF RETAINED EARNINGS (UNAUDITED)
                                 (IN THOUSANDS)

                                                    THREE MONTHS
                                                        ENDED             SIX MONTHS ENDED         TWELVE MONTHS ENDED
                                                      JUNE 30,                JUNE 30,                  JUNE 30,
                                                 -------------------   -----------------------   -----------------------
                                                   1997       1996        1997         1996         1997         1996
                                                 --------   --------   ----------   ----------   ----------   ----------
BALANCE -- Beginning of period.................  $370,361   $283,046   $  305,352   $  218,425   $  309,467   $  215,801
ADD -- Net income..............................     9,076     41,965       90,845      122,032      119,153      154,886
                                                 --------   --------   ----------   ----------   ----------   ----------
                                                  379,437    325,011      396,197      340,457      428,620      370,687
DEDUCT -- Cash dividends declared on common
  stock........................................    16,499     15,544       32,832       30,990       64,717       61,220
        Other..................................       368         --          795           --        1,333           --
                                                 --------   --------   ----------   ----------   ----------   ----------
BALANCE -- End of period.......................  $362,570   $309,467   $  362,570   $  309,467   $  362,570   $  309,467
                                                 ========   ========   ==========   ==========   ==========   ==========

The notes to the consolidated financial statements are an integral part of these statements.

                     MCN ENERGY GROUP INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF FINANCIAL POSITION (UNAUDITED)
                                 (IN THOUSANDS)

                                                                        JUNE 30,            DECEMBER 31,
                                                                ------------------------    ------------
                                                                   1997          1996           1996
                                                                ----------    ----------    ------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents, at cost (which approximates
    market value)...........................................    $  150,084    $   55,489     $   30,462
  Accounts receivable, less allowance for doubtful accounts
    of $24,186, $18,726 and $18,487, respectively...........       286,364       293,850        362,596
  Accrued unbilled revenues.................................        16,369        16,692        108,509
  Accrued gas cost recovery revenues........................        14,072        42,026         27,672
  Gas in inventory (Note 5).................................        62,896        28,033         79,161
  Property taxes assessed applicable to future periods......        39,228        36,575         62,966
  Gas receivable............................................        21,465        24,533         18,062
  Other.....................................................        31,617        26,425         34,800
                                                                ----------    ----------     ----------
                                                                   622,095       523,623        724,228
                                                                ----------    ----------     ----------
DEFERRED CHARGES AND OTHER ASSETS
  Investment in and advances to joint ventures..............       410,437       189,479        265,388
  Deferred swap losses and receivables (Note 6).............        47,071        35,605         65,051
  Deferred postretirement benefit costs.....................         2,559        10,060          5,559
  Deferred environmental costs..............................        30,680        31,016         31,233
  Prepaid benefit costs.....................................        59,223        45,959         59,248
  Other.....................................................       107,718        95,188        100,341
                                                                ----------    ----------     ----------
                                                                   657,688       407,307        526,820
                                                                ----------    ----------     ----------
PROPERTY, PLANT AND EQUIPMENT, at cost
  Exploration & Production..................................     1,144,628       711,264        981,901
  Pipelines & Processing....................................        28,618        26,146         27,895
  Gas Distribution..........................................     2,729,303     2,559,713      2,689,039
  Other.....................................................        20,307        15,968         18,722
                                                                ----------    ----------     ----------
                                                                 3,922,856     3,313,091      3,717,557
  Less -- Accumulated depreciation and depletion............     1,409,089     1,265,603      1,335,201
                                                                ----------    ----------     ----------
                                                                 2,513,767     2,047,488      2,382,356
                                                                ----------    ----------     ----------
                                                                $3,793,550    $2,978,418     $3,633,404
                                                                ==========    ==========     ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable..........................................    $  199,422    $  191,183     $  317,922
  Notes payable (Note 4)....................................         2,452        77,291        336,126
  Current portion of long-term debt and capital lease
    obligations.............................................        30,429        84,642         84,747
  Gas inventory equalization (Note 5).......................        66,679        53,955             --
  Federal income, property and other taxes payable..........        66,948        89,017         97,646
  Customer deposits.........................................        12,005         9,864         12,881
  Other.....................................................        78,608        93,622         97,873
                                                                ----------    ----------     ----------
                                                                   456,543       599,574        947,195
                                                                ----------    ----------     ----------
DEFERRED CREDITS AND OTHER LIABILITIES
  Accumulated deferred income taxes.........................       177,412       145,648        149,838
  Unamortized investment tax credit.........................        33,982        35,858         34,919
  Tax benefits amortizable to customers.....................       115,634       113,631        116,496
  Deferred swap gains and payables (Note 6).................        35,696        35,717         48,365
  Accrued environmental costs...............................        35,000        35,000         35,000
  Minority interest.........................................        18,308        18,440         17,911
  Other.....................................................        67,501        93,186         73,263
                                                                ----------    ----------     ----------
                                                                   483,533       477,480        475,792
                                                                ----------    ----------     ----------
LONG-TERM DEBT, including capital lease obligations (Note
  3a).......................................................     1,219,141     1,048,268      1,252,040
                                                                ----------    ----------     ----------
MCN-OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF
  SUBSIDIARIES HOLDING SOLELY DEBENTURES OF MCN (Notes 3b
  and 3c)...................................................       504,993        96,511        173,809
                                                                ----------    ----------     ----------
COMMITMENTS AND CONTINGENCIES (Notes 2a and 7)
COMMON SHAREHOLDERS' EQUITY (Note 3d)
  Common stock..............................................           779           670            673
  Additional paid-in capital................................       788,757       461,257        493,469
  Retained earnings.........................................       362,570       309,467        305,352
  Yield enhancement, contract and issuance costs (Notes 3b
    and 3c).................................................       (22,035)      (14,220)       (14,492)
  Unearned compensation.....................................          (731)         (589)          (434)
                                                                ----------    ----------     ----------
                                                                 1,129,340       756,585        784,568
                                                                ----------    ----------     ----------
                                                                $3,793,550    $2,978,418     $3,633,404
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

                     MCN ENERGY GROUP INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                              ---------------------
                                                                1997        1996
                                                              ---------   ---------
CASH FLOW FROM OPERATING ACTIVITIES
  Net income................................................  $  90,845   $ 122,032
  Adjustments to reconcile net income to net cash provided
    from operating activities
    Depreciation, depletion and amortization
      Per statement of income...............................     88,941      70,318
      Charged to other accounts.............................      3,756       7,149
    Deferred income taxes -- current........................    (18,552)        727
    Deferred income taxes and investment tax credit, net....     25,775      17,776
    Gains on sale of Genix and DIGP (Notes 2c and 2d).......         --     (38,443)
    Equity in earnings of joint ventures, net of
     distributions..........................................     (4,127)     (1,610)
    Other...................................................       (971)     (1,496)
    Changes in assets and liabilities, exclusive of changes
     shown separately.......................................    139,294      71,660
                                                              ---------   ---------
         Net cash provided from operating activities........    324,961     248,113
                                                              ---------   ---------
CASH FLOW FROM FINANCING ACTIVITIES
  Notes payable, net........................................   (331,274)   (168,344)
  Common stock dividends paid...............................    (32,832)    (30,990)
  Issuance of common stock (Note 3d)........................    286,018       8,848
  Issuance of preferred securities (Notes 3b and 3c)........    326,521          --
  Issuance of long-term debt (Note 3a)......................    273,241     398,434
  Long-term commercial paper, net...........................   (261,822)   (264,007)
  Retirement of long-term debt..............................   (102,969)     (5,353)
  Other.....................................................       (532)     (5,978)
                                                              ---------   ---------
         Net cash provided from (used for) financing
           activities.......................................    156,351     (67,390)
                                                              ---------   ---------
CASH FLOW FROM INVESTING ACTIVITIES
  Capital expenditures......................................   (232,764)   (217,088)
  Acquisitions (Notes 2a, 2b and 2c)........................   (105,133)    (78,620)
  Sale of Genix (Note 2d)...................................         --     137,500
  Investment in joint ventures..............................    (40,758)     (8,151)
  Sale of investment in joint ventures (Note 2c)............         --      31,500
  Return of investment in joint ventures....................      4,000          --
  Other.....................................................     12,965      (9,634)
                                                              ---------   ---------
         Net cash used for investing activities.............   (361,690)   (144,493)
                                                              ---------   ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS...................    119,622      36,230
CASH AND CASH EQUIVALENTS, JANUARY 1........................     30,462      19,259
                                                              ---------   ---------
CASH AND CASH EQUIVALENTS, JUNE 30..........................  $ 150,084   $  55,489
                                                              =========   =========
CHANGES IN ASSETS AND LIABILITIES, EXCLUSIVE OF CHANGES
  SHOWN SEPARATELY
  Accounts receivable, net..................................  $  74,606   $   1,191
  Accrued unbilled revenues.................................     92,140      75,718
  Accrued gas cost recovery revenues........................     13,600     (42,026)
  Gas in inventory..........................................     16,265      43,730
  Accounts payable..........................................   (118,500)    (17,873)
  Gas inventory equalization................................     66,679      53,955
  Federal income, property and other taxes payable..........    (30,698)    (27,201)
  Other current assets and liabilities......................     21,315      13,298
  Deferred assets and liabilities...........................      3,887     (29,132)
                                                              ---------   ---------
                                                              $ 139,294   $  71,660
                                                              =========   =========
SUPPLEMENTAL DISCLOSURES
  Cash paid during the year for:
    Interest, net of amounts capitalized....................  $  40,966   $  36,467
    Federal income taxes....................................     22,500      11,434
  Noncash investing activities:
    Property purchased under capital leases.................  $     273   $   6,765

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

2. ACQUISITIONS AND DISPOSITIONS

     a. TORRENT POWER PRIVATE LIMITED

     In March 1997, MCN acquired a 40% interest in Torrent Power Private Limited
     (TPPL), an India joint venture that holds minority interests in electric companies and power generation facilities located in the state of Gujarat, India. The total cost of the acquisition was approximately $57,000,000, of which $50,400,000 was paid through June 1997. The remainder is expected to be paid in the second half of 1997. Specifically, the joint venture has a 21% interest in Ahmedabad Electricity Company Limited (AEC), a 43% interest in Surat Electricity Company Limited (SEC) and a 30% interest in Gujarat Torrent Energy Corporation (GTEC). AEC serves the city of Ahmedabad and has 550 megawatts (MW) of electric generating capacity. SEC provides electricity to the city of Surat. GTEC is currently constructing a 655 MW dual fuel generation facility, the first phase of which is expected to be operational in late 1997 and fully completed by the end of 1998. In addition to equity investments, the construction of this facility will be funded through nonrecourse project financing of which the portion attributable to MCN's existing interest will be approximately $60,000,000.

     In June 1997, MCN entered into an agreement to obtain a sufficient number of preference shares in TPPL to meet TPPL's cash requirements to acquire additional interests in AEC and GTEC. In August 1997, TPPL acquired an additional 10% interest in AEC for $21,000,000. In the second half of 1997, TPPL will make a public offer to AEC's shareholders to acquire up to an additional 20% interest in AEC for approximately $42,000,000. TPPL is currently negotiating to acquire further interests in AEC and GTEC.

     b. MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP

     During the second quarter of 1997, MCN purchased an 18.1% general partnership interest in Midland Cogeneration Venture Limited Partnership
     (MCV), a partnership that leases and operates a cogeneration facility in Midland, Michigan. The facility can produce up to 1,370 MW of electricity, as well as 1.35 million pounds per hour of process steam. The investment totaled $54,750,000 and is accounted for under the equity method.

     c. DAUPHIN ISLAND GATHERING PARTNERS

     As discussed in MCN's 1996 Annual Report on Form 10-K, MCN acquired in the first quarter of 1996 a 99% interest in Dauphin Island Gathering Partners
     (DIGP), a general partnership that owns a 90-mile gas gathering system in the Mobile Bay area of offshore Alabama. In June of 1996, MCN sold a 35% interest in DIGP for a pre-tax gain of $3,488,000. An additional 5% interest was sold in the third quarter of 1996, generating a pre-tax gain of $498,000. In December 1996, a 41% interest in the partnership was sold to three additional partners resulting in a pre-tax gain of $4,796,000, of which $2,398,000 was deferred until the third quarter of 1997 when the related option agreement expired unexercised.

                     MCN ENERGY GROUP INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     D. THE GENIX GROUP, INC.

     As discussed in MCN's 1996 Annual Report on Form 10-K, MCN completed the sale of its computer operations subsidiary, The Genix Group, Inc., to Affiliated Computer Services, Inc. in June 1996. The sale resulted in an after-tax gain of $36,176,000.

3. CAPITALIZATION

     A. LONG-TERM DEBT

     The following long-term debt was issued during the first half of 1997 (in thousands):

 ISSUE DATE            DESCRIPTION           AMOUNT ISSUED
----------------------------------------------------------
January 1997   MCNIC Medium-Term Notes
                 6.89%, due January 2002        $90,000
                 7.12%, due January 2004        $60,000
----------------------------------------------------------
May 1997       MichCon First Mortgage Bonds
                 7.21%, due May 2007            $30,000
                 7.06%, due May 2012            $40,000
                 7.60%, due May 2017            $15,000
----------------------------------------------------------

     During April 1997, MichCon subsidiaries borrowed $40,000,000 under a nonrecourse credit agreement at an average interest rate of 6.45%. Under the terms of the agreement, certain alternative variable interest rates are available at the borrowers' option during the life of the agreement. Quarterly principal payments commenced in June 1997 with the final installment due November 2005. The loan is secured by a pledge of the stock of the borrowers and a security interest in certain of their assets.

     MichCon entered into variable interest rate swap agreements with notional principal amounts aggregating $80,000,000 in connection with the first mortgage bonds issued in May 1997. Swap agreements of $40,000,000 through May 2002 have reduced the average cost of debt from 7.31% to 6.30% for the two months ended June 30, 1997. Swap agreements of $40,000,000 through May 2005 have reduced the average cost of debt from 7.06% to 5.90% for the two months ended June 30, 1997.

     In the second quarter of 1997, MichCon redeemed early $5,000,000 of 9.5% first mortgage bonds and $12,000,000 of 9.75% unsecured notes. As discussed in MCN's 1996 Annual Report on Form 10-K, MichCon had a variable interest rate swap through April 2000 on the $12,000,000 unsecured notes. This agreement reduced the cost of debt of the fixed-rate unsecured notes from 9.75% to 5.77% for the six months ended June 30, 1997. This swap has been redesignated as a hedge of other outstanding first mortgage bonds.

     B. FELINE PRIDES

     In March 1997, MCN issued 2,645,000 FELINE PRIDES yielding 8% with a stated amount of $50 per security. Each security initially consists of a stock purchase contract and a preferred security of MCN Financing III.

     Under each stock purchase contract, MCN is obligated to sell and the FELINE PRIDES holder is obligated to purchase in May 2000 for $50, between 1.4132 and 1.7241 shares of MCN common stock. The exact number of MCN common shares to be sold is dependent on the market value of a share in May 2000, but will not be less than 3,737,988 or more than 4,560,345 shares. MCN is also obligated to pay the FELINE PRIDES holders a quarterly contract adjustment payment at an annual rate of .75% of

                     MCN ENERGY GROUP INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     the stated amount. MCN has recorded the present value of the contract adjustment payments, totaling $2,661,015, as a liability and a reduction to Common Shareholders' Equity on MCN's Consolidated Statement of Financial Position. The liability is reduced as the contract adjustment payments are made. MCN has the right to defer the contract adjustment payments, in which case MCN cannot declare dividends on its common stock until the contract adjustment payments have been made. In addition, MCN has incurred costs of approximately $4,900,000 in conjunction with the issuance and similarly has recorded these costs as a reduction to Common Shareholders' Equity.

     MCN Financing III, a business trust wholly owned by MCN, was formed for the sole purpose of issuing preferred securities and lending the gross proceeds thereof to MCN. In March 1997, the trust issued 2,645,000 shares of 7.25% redeemable preferred securities, at the liquidation preference value of $50 per share. The trust invested the $132,250,000 of gross proceeds from the issuance of the preferred securities, as well as $4,090,250 of proceeds from the issuance of common securities to MCN, in an equivalent amount of 7.25% Junior Subordinated Debentures of MCN. The $136,340,250 of Junior Subordinated Debentures are due May 2002 and are the sole assets of the trust. Upon maturity of the debentures, the trust is required to redeem the preferred securities.

     Holders of the preferred securities are entitled to receive cumulative dividends at an annual rate of 7.25% of the liquidation preference value. Dividends are payable quarterly and in substance are tax deductible by MCN. MCN has the right to extend interest payment periods on the debentures for successive periods through the May 2002 maturity date. As a consequence, quarterly dividend payments on the preferred securities can be deferred by the trust during any such interest payment period. In the event that MCN exercises this right, MCN may not declare dividends on its common stock.

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

     C. PREFERRED SECURITIES

     In 1997, MCN Financing V and MCN Financing VI, business trusts wholly owned by MCN, were formed for the sole purpose of issuing preferred securities and lending the gross proceeds thereof to MCN. In June 1997, MCN Financing V issued 100,000 Private Institutional Trust Securities (PRINTS) and MCN Financing VI issued 100,000 Single Point Remarketed Reset Capital Securities (SPRRCS), both at their liquidation preference value of $1,000 per security. The trusts invested the $200,000,000 of gross proceeds from the issuances of the preferred securities, as well as $6,186,000 of proceeds from the issuances of common securities to MCN, in an equivalent amount of senior debentures of MCN. The $206,186,000 of senior debentures are due 2037, are on terms substantially the same as the preferred securities and are the sole assets of the trusts.

     The preferred securities are structured such that at a specified future date, the rate reset date, the securities may be remarketed with a new liquidation preference value of $25 per security. The annual dividend payment rate will be reset to reflect the lowest rate, less than or equal to a maximum rate, at which the securities can be remarketed at a price equal to their liquidation preference value. On the rate

                     MCN ENERGY GROUP INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     reset date, the terms of an equivalent amount of the MCN senior debentures will change to reflect the new terms of the remarketed preferred securities. The debentures will thereafter be subordinated and junior in right of payment to all senior obligations of MCN. The rate reset dates for the PRINTS and SPRRCS are anticipated to be June 1, 1998 and October 28, 1999, respectively.

     Prior to the rate reset date, holders of the PRINTS and SPRRCS are entitled to receive cumulative dividends at annual rates of 6.305% and 6.85% of the liquidation preference value, respectively. Dividends are in substance tax deductible by MCN and are payable semi-annually until the rate reset date, after which they will become payable quarterly. Financing costs were deferred and reflected as a reduction in the carrying value of the preferred securities. These costs are being amortized using the straight-line method over 40 years.

     Subsequent to the rate reset date, MCN has the right to extend interest payment periods on the debentures for up to 20 consecutive quarters through the June 2037 maturity date. As a consequence, dividend payments on the preferred securities can be deferred by the trusts during any such interest payment period. In the event that MCN exercises this right, MCN may not declare dividends on its common stock. With MCN's consent, the preferred securities are redeemable at the option of the trusts, in whole or in part, on the rate reset date or at any time after the fifth anniversary of the rate reset date. In addition, upon maturity of the debentures, the trusts are required to redeem the preferred securities.

     In the event of default, holders of the preferred securities will be entitled to exercise and enforce the trust's creditor rights against MCN, which may include acceleration of the principal amount due on the debentures. MCN has issued guaranties with respect to payments on the preferred securities. These guaranties, when taken together with MCN's obligations under the debentures, the related indenture, and the trust documents, provide full and unconditional guaranties of the trusts' obligations under the preferred securities.

     In June 1997, MCN entered into a one-year variable interest rate swap agreement with a notional amount of $100,000,000. The swap agreement effectively reduced the PRINTS fixed dividend rate from 6.305% to 5.94% through June 30, 1997.

     D. COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL

     In June 1997, MCN sold 9,775,000 shares of new common stock in a public offering, generating net proceeds of $276,600,000.

     Under the MCN Shareholder's Rights Plan, one preferred share purchase right is attached to each outstanding share of common stock. In July 1997, the MCN Board of Directors amended the Plan which, among other changes, extended the expiration of the rights to July 2007. The rights, which cannot be traded separately from MCN's common stock, are designed to protect shareholders from coercive or unfair tactics and are therefore exercisable only upon certain triggering events.

4. LINES OF CREDIT

As discussed in MCN's 1996 Annual Report on Form 10-K, MichCon and MCNIC maintain credit lines that allow for borrowings of up to $250,000,000 under 364-day revolving credit facilities and up to $450,000,000 under three-year revolving credit facilities. These credit lines, totaling $700,000,000, support their commercial paper programs. No borrowings were outstanding under these lines as of June 30, 1997. The 364-day revolving credit facilities were renewed in July 1997. The three-year revolving credit facilities expire in July 1998.

In July 1997, the MCNIC Board of Directors approved a resolution to temporarily restrict $42,000,000 of the MCNIC credit facility to support TPPL's public offer to purchase additional interest in AEC (Note 2a).

                     MCN ENERGY GROUP INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. GAS IN INVENTORY

Inventory gas is priced on a last-in, first-out (LIFO) basis. In anticipation that interim inventory reductions will be replaced prior to year end, the cost of gas for net withdrawals from inventory is generally recorded at the estimated average purchase rate for the calendar year. The excess of these charges over the LIFO cost is credited to the gas inventory equalization account. During interim periods when there are net injections to inventory, the equalization account is reversed. Approximately 51.2 billion cubic feet (Bcf) and 49.7 Bcf of gas was in inventory at June 30, 1997 and 1996, respectively.

6. COMMODITY SWAP AGREEMENTS

As discussed in MCN's 1996 Annual Report on Form 10-K, MCN manages commodity price risk through the use of various derivative instruments and limits the use of such instruments to hedging activities. If MCN did not use derivative instruments, its exposure to such risk would be higher. Although this strategy reduces risk, it also limits potential gains from favorable changes in commodity prices. Natural gas and oil swap agreements are used to manage exposure to the risk of market price fluctuations on gas sale contracts and gas and oil production. Market value changes of swap contracts are recorded as deferred gains or losses until the hedged transactions are completed, at which time the realized gains or losses are included as adjustments to revenues. The offsets to the unrealized losses are recorded as deferred payables and the offsets to the unrealized gains are recorded as deferred receivables.

The following assets and liabilities related to the use of gas and oil swap agreements are reflected in the Consolidated Statement of Financial Position:

                                                                     JUNE 30,         DECEMBER 31,
                                                                ------------------    ------------
                                                                 1997       1996          1996
(in Thousands)                                                  -------    -------    ------------
DEFERRED SWAP LOSSES AND RECEIVABLES
  Unrealized losses.........................................    $24,890    $17,734     $   53,166
  Deferred receivables......................................     22,181     17,871         11,885
                                                                -------    -------     ----------
                                                                $47,071    $35,605     $   65,051
                                                                =======    =======     ==========
DEFERRED SWAP GAINS AND PAYABLES
  Unrealized gains..........................................    $18,504    $15,394     $    5,519
  Deferred payables.........................................     33,420     25,575         64,641
                                                                -------    -------     ----------
                                                                 51,924     40,969         70,160
  Less -- Current portion...................................     16,228      5,252         21,795
                                                                -------    -------     ----------
                                                                $35,696    $35,717     $   48,365
                                                                =======    =======     ==========

7. COMMITMENTS AND CONTINGENCIES

In July 1997, MCN's 50%-owned partnership, Washington 10 Storage Partnership (W-10), entered into a leveraged lease transaction to finance the conversion of a depleted natural gas reservoir into a 42 Bcf storage facility. The storage facility is expected to begin operations in mid-1999 and cost $160,000,000. MCN has entered into a contract with W-10 to market 100% of the capacity of the storage field through 2029. Under the terms of the marketing contract, MCN is obligated to generate sufficient revenues to cover W-10's lease payments and certain operating costs, which average approximately $16,000,000 annually. As of June 30, 1997, MCN has long-term contracts in place for approximately 40% of the field's capacity thereby reducing its commitments under the marketing contract. A significant portion of the remaining capacity is expected to be contracted by MCN's Energy Marketing operations, thereby enhancing its ability to offer a reliable gas supply during peak winter months.

                     MCN ENERGY GROUP INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

8. CONSOLIDATING FINANCIAL STATEMENTS

Debt securities issued by MCNIC are subject to a support agreement between MCN and MCNIC, under which MCN has committed to make payments of interest and principal on MCNIC's securities in the event of failure to pay by MCNIC. Under the terms of the support agreement, the assets of MCN, other than MichCon, and any cash dividends paid to MCN by any of its subsidiaries are available as recourse to holders of MCNIC's securities. The carrying value of MCN's assets on an unconsolidated basis, primarily investments in its subsidiaries other than MichCon, is $1,075,459,000 at June 30, 1997.

The following MCN consolidating financial statements are presented and include separately MCNIC, MichCon and MCN and other subsidiaries. MCN has determined that separate financial statements and other disclosures concerning MCNIC are not material to investors. The other MCN subsidiaries represent Citizens Gas Fuel Company, Blue Lake Holdings, Inc., MCN Michigan Limited Partnership, MCN Financing I, MCN Financing III, MCN Financing V and MCN Financing VI.

                 CONSOLIDATING STATEMENTS OF INCOME (UNAUDITED)
                                 (IN THOUSANDS)

                                                        MCN                                   ELIMINATIONS
                                                     AND OTHER                                     AND           CONSOLIDATED
                                                    SUBSIDIARIES     MCNIC      MICHCON     RECLASSIFICATIONS       TOTALS
                                                    ------------    --------    --------    -----------------    ------------
                                                                        THREE MONTHS ENDED JUNE 30, 1997
                                                    -------------------------------------------------------------------------
OPERATING REVENUES..............................      $ 3,153       $177,187    $209,800        $ (2,215)          $387,925
                                                      -------       --------    --------        --------           --------
OPERATING EXPENSES
  Cost of gas...................................        1,616        117,061     83,031           (1,688)           200,020
  Operation and maintenance.....................          602         25,796     69,394             (527)            95,265
  Depreciation, depletion and amortization......          575         18,485     26,424               --             45,484
  Property and other taxes......................          331          3,284     16,141               --             19,756
                                                      -------       --------    --------        --------           --------
                                                        3,124        164,626    194,990           (2,215)           360,525
                                                      -------       --------    --------        --------           --------
OPERATING INCOME................................           29         12,561     14,810               --             27,400
                                                      -------       --------    --------        --------           --------
EQUITY IN EARNINGS OF JOINT VENTURES AND
  SUBSIDIARIES..................................       10,335          9,324        331           (9,520)            10,470
                                                      -------       --------    --------        --------           --------
OTHER INCOME AND (DEDUCTIONS)
  Interest income...............................        7,574            845      1,277           (7,532)             2,164
  Interest on long-term debt....................           71         (9,566)   (11,574)              --            (21,069)
  Other interest expense........................         (268)        (7,300)    (1,858)           7,532             (1,894)
  Dividends on preferred securities of
    subsidiaries................................           --             --         --           (7,329)            (7,329)
  Minority interest.............................           --            (19)      (595)              --               (614)
  Other.........................................           29           (166)      (304)              --               (441)
                                                      -------       --------    --------        --------           --------
                                                        7,406        (16,206)   (13,054)          (7,329)           (29,183)
                                                      -------       --------    --------        --------           --------
INCOME BEFORE INCOME TAXES......................       17,770          5,679      2,087          (16,849)             8,687
INCOME TAX PROVISION (BENEFIT)..................          624         (2,169)     1,156               --               (389)
                                                      -------       --------    --------        --------           --------
NET INCOME......................................       17,146          7,848        931          (16,849)             9,076
DIVIDENDS ON PREFERRED SECURITIES...............        7,329             --         --           (7,329)                --
                                                      -------       --------    --------        --------           --------
NET INCOME AVAILABLE FOR COMMON STOCK...........      $ 9,817       $  7,848    $   931         $ (9,520)          $  9,076
                                                      =======       ========    ========        ========           ========

                                                                        THREE MONTHS ENDED JUNE 30, 1996
                                                    -------------------------------------------------------------------------
OPERATING REVENUES..............................      $ 2,939       $131,643    $222,327        $ (2,445)          $354,464
                                                      -------       --------    --------        --------           --------
OPERATING EXPENSES
  Cost of gas...................................        1,540         99,905     99,681           (2,058)           199,068
  Operation and maintenance.....................          628         16,628     71,212             (388)            88,080
  Depreciation, depletion and amortization......          480         10,300     24,740               --             35,520
  Property and other taxes......................          302          2,379     15,004              379             18,064
                                                      -------       --------    --------        --------           --------
                                                        2,950        129,212    210,637           (2,067)           340,732
                                                      -------       --------    --------        --------           --------
OPERATING INCOME (LOSS).........................          (11)         2,431     11,690             (378)            13,732
                                                      -------       --------    --------        --------           --------
EQUITY IN EARNINGS OF JOINT VENTURES AND
  SUBSIDIARIES..................................       42,810          4,446        260          (42,674)             4,842
                                                      -------       --------    --------        --------           --------
OTHER INCOME AND (DEDUCTIONS)
  Interest income...............................        2,393            946        634           (2,369)             1,604
  Interest on long-term debt....................           (9)        (6,153)   (10,269)              45            (16,386)
  Other interest expense........................          (96)        (4,067)      (940)           2,369             (2,734)
  Dividends on preferred securities of
    subsidiaries................................           --             --         --           (2,345)            (2,345)
  Gains related to DIGP.........................           --          3,488         --               --              3,488
  Minority interest.............................           --            (17)      (354)              --               (371)
  Other.........................................           98           (336)       159              329                250
                                                      -------       --------    --------        --------           --------
                                                        2,386         (6,139)   (10,770)          (1,971)           (16,494)
                                                      -------       --------    --------        --------           --------
INCOME FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES...........................       45,185            738      1,180          (45,023)             2,080
INCOME TAX PROVISION (BENEFIT)..................          209         (3,665)       329               --             (3,127)
                                                      -------       --------    --------        --------           --------
INCOME FROM CONTINUING OPERATIONS...............       44,976          4,403        851          (45,023)             5,207
                                                      -------       --------    --------        --------           --------
DISCONTINUED OPERATIONS, NET OF TAXES
  Income from operations........................           --            582         --               --                582
  Gain on sale..................................           --         36,176         --               --             36,176
                                                      -------       --------    --------        --------           --------
                                                           --         36,758         --               --             36,758
                                                      -------       --------    --------        --------           --------
NET INCOME......................................       44,976         41,161        851          (45,023)            41,965
DIVIDENDS ON PREFERRED SECURITIES...............        2,345             --         --           (2,345)                --
                                                      -------       --------    --------        --------           --------
NET INCOME AVAILABLE FOR COMMON STOCK...........      $42,631       $ 41,161    $   851         $(42,678)          $ 41,965
                                                      =======       ========    ========        ========           ========

                 CONSOLIDATING STATEMENTS OF INCOME (UNAUDITED)
                                 (IN THOUSANDS)

                                                          MCN                                ELIMINATIONS
                                                       AND OTHER                                  AND          CONSOLIDATED
                                                      SUBSIDIARIES    MCNIC     MICHCON    RECLASSIFICATIONS      TOTALS
                                                      ------------   --------   --------   -----------------   ------------
                                                                         SIX MONTHS ENDED JUNE 30, 1997
                                                      ---------------------------------------------------------------------
OPERATING REVENUES..................................    $ 10,090     $437,341   $737,245       $  (7,990)       $1,176,686
                                                        --------     --------   --------       ---------        ----------
OPERATING EXPENSES
  Cost of gas.......................................       5,429      313,378   386,304           (5,546)          699,565
  Operation and maintenance.........................         656       51,975   143,499           (2,444)          193,686
  Depreciation, depletion and amortization..........       1,127       35,889    51,925               --            88,941
  Property and other taxes..........................       1,029        6,264    33,935               --            41,228
                                                        --------     --------   --------       ---------        ----------
                                                           8,241      407,506   615,663           (7,990)        1,023,420
                                                        --------     --------   --------       ---------        ----------
OPERATING INCOME....................................       1,849       29,835   121,582               --           153,266
                                                        --------     --------   --------       ---------        ----------
EQUITY IN EARNINGS OF JOINT VENTURES AND
  SUBSIDIARIES......................................      91,982       22,484       641          (90,276)           24,831
                                                        --------     --------   --------       ---------        ----------
OTHER INCOME AND (DEDUCTIONS)
  Interest income...................................      11,922        1,814     2,486          (11,846)            4,376
  Interest on long-term debt........................         212      (17,949)  (22,314)              --           (40,051)
  Other interest expense............................        (498)     (13,223)   (4,749)          11,846            (6,624)
  Dividends on preferred securities of
    subsidiaries....................................          --           --        --          (11,558)          (11,558)
  Minority interest.................................          --          (34)     (933)              --              (967)
  Other.............................................         (27)       2,710      (103)              --             2,580
                                                        --------     --------   --------       ---------        ----------
                                                          11,609      (26,682)  (25,613)         (11,558)          (52,244)
                                                        --------     --------   --------       ---------        ----------
INCOME BEFORE INCOME TAXES..........................     105,440       25,637    96,610         (101,834)          125,853
INCOME TAX PROVISION (BENEFIT)......................       1,566          (44)   33,486               --            35,008
                                                        --------     --------   --------       ---------        ----------
NET INCOME..........................................     103,874       25,681    63,124         (101,834)           90,845
DIVIDENDS ON PREFERRED SECURITIES...................      11,558           --        --          (11,558)               --
                                                        --------     --------   --------       ---------        ----------
NET INCOME AVAILABLE FOR COMMON STOCK...............    $ 92,316     $ 25,681   $63,124        $ (90,276)       $   90,845
                                                        ========     ========   ========       =========        ==========
                                                                         SIX MONTHS ENDED JUNE 30, 1996
                                                      ---------------------------------------------------------------------
OPERATING REVENUES..................................    $ 10,146     $389,012   $753,719       $  (7,775)       $1,145,102
                                                        --------     --------   --------       ---------        ----------
OPERATING EXPENSES
  Cost of gas.......................................       5,311      313,528   398,397           (5,739)          711,497
  Operation and maintenance.........................         814       35,672   139,983           (2,037)          174,432
  Depreciation, depletion and amortization..........         948       20,237    49,133               --            70,318
  Property and other taxes..........................         863        4,941    33,612               --            39,416
                                                        --------     --------   --------       ---------        ----------
                                                           7,936      374,378   621,125           (7,776)          995,663
                                                        --------     --------   --------       ---------        ----------
OPERATING INCOME....................................       2,210       14,634   132,594                1           149,439
                                                        --------     --------   --------       ---------        ----------
EQUITY IN EARNINGS OF JOINT VENTURES AND
  SUBSIDIARIES......................................     122,652        7,906       495         (122,168)            8,885
                                                        --------     --------   --------       ---------        ----------
OTHER INCOME AND (DEDUCTIONS)
  Interest income...................................       4,793        1,876     1,219           (4,739)            3,149
  Interest on long-term debt........................         (19)     (12,514)  (19,925)             (67)          (32,525)
  Other interest expense............................        (110)      (7,689)   (3,775)           4,739            (6,835)
  Dividends on preferred securities of
    subsidiaries....................................          --           --        --           (4,707)           (4,707)
  Gains related to DIGP.............................          --        3,488        --               --             3,488
  Minority interest.................................          --          (34)     (702)              --              (736)
  Other.............................................        (190)        (623)     (249)              67              (995)
                                                        --------     --------   --------       ---------        ----------
                                                           4,474      (15,496)  (23,432)          (4,707)          (39,161)
                                                        --------     --------   --------       ---------        ----------
INCOME FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES...............................     129,336        7,044   109,657         (126,874)          119,163
INCOME TAX PROVISION (BENEFIT)......................       1,309       (5,173)   38,766               --            34,902
                                                        --------     --------   --------       ---------        ----------
INCOME FROM CONTINUING OPERATIONS...................     128,027       12,217    70,891         (126,874)           84,261
                                                        --------     --------   --------       ---------        ----------
DISCONTINUED OPERATIONS, NET OF TAXES
  Income from operations............................          --        1,595        --               --             1,595
  Gain on sale......................................          --       36,176        --               --            36,176
                                                        --------     --------   --------       ---------        ----------
                                                              --       37,771        --               --            37,771
                                                        --------     --------   --------       ---------        ----------
NET INCOME..........................................     128,027       49,988    70,891         (126,874)          122,032
DIVIDENDS ON PREFERRED SECURITIES...................       4,689           --        18           (4,707)               --
                                                        --------     --------   --------       ---------        ----------
NET INCOME AVAILABLE FOR COMMON STOCK...............    $123,338     $ 49,988   $70,873        $(122,167)       $  122,032
                                                        ========     ========   ========       =========        ==========

                 CONSOLIDATING STATEMENTS OF INCOME (UNAUDITED)
                                 (IN THOUSANDS)

                                                      MCN                                  ELIMINATIONS
                                                   AND OTHER                                    AND          CONSOLIDATED
                                                  SUBSIDIARIES    MCNIC      MICHCON     RECLASSIFICATIONS      TOTALS
                                                  ------------   --------   ----------   -----------------   ------------
                                                                     TWELVE MONTHS ENDED JUNE 30, 1997
                                                  -----------------------------------------------------------------------
OPERATING REVENUES..............................    $ 17,413     $782,770   $1,242,311       $ (13,642)       $2,028,852
                                                    --------     --------   ----------       ---------        ----------
OPERATING EXPENSES
  Cost of gas...................................       9,773      557,190      624,501          (9,818)        1,181,646
  Operation and maintenance.....................         627       96,633      297,797          (3,823)          391,234
  Depreciation, depletion and amortization......       2,119       61,555      100,939              --           164,613
  Property and other taxes......................       2,300       11,854       62,085              --            76,239
                                                    --------     --------   ----------       ---------        ----------
                                                      14,819      727,232    1,085,322         (13,641)        1,813,732
                                                    --------     --------   ----------       ---------        ----------
OPERATING INCOME................................       2,594       55,538      156,989              (1)          215,120
                                                    --------     --------   ----------       ---------        ----------
EQUITY IN EARNINGS OF JOINT VENTURES AND
  SUBSIDIARIES..................................     121,698       30,493        1,032        (119,410)           33,813
                                                    --------     --------   ----------       ---------        ----------
OTHER INCOME AND (DEDUCTIONS)
  Interest income...............................      19,804        3,158        5,167         (19,668)            8,461
  Interest on long-term debt....................         345      (31,363)     (43,092)             67           (74,043)
  Other interest expense........................      (1,606)     (20,129)      (8,986)         19,668           (11,053)
  Dividends on preferred securities of
    subsidiaries................................          --           --           --         (19,225)          (19,225)
  Gains related to DIGP.........................          --        2,896           --              --             2,896
  Minority interest.............................          --          (71)      (1,219)             --            (1,290)
  Other.........................................         353        2,279       (1,610)            (67)              955
                                                    --------     --------   ----------       ---------        ----------
                                                      18,896      (43,230)     (49,740)        (19,225)          (93,299)
                                                    --------     --------   ----------       ---------        ----------
INCOME BEFORE INCOME TAXES......................     143,188       42,801      108,281        (138,636)          155,634
INCOME TAX PROVISION (BENEFIT)..................       2,071       (1,796)      36,206              --            36,481
                                                    --------     --------   ----------       ---------        ----------
NET INCOME......................................     141,117       44,597       72,075        (138,636)          119,153
DIVIDENDS ON PREFERRED SECURITIES...............      19,225           --           --         (19,225)               --
                                                    --------     --------   ----------       ---------        ----------
NET INCOME AVAILABLE FOR COMMON STOCK...........    $121,892     $ 44,597   $   72,075       $(119,411)       $  119,153
                                                    ========     ========   ==========       =========        ==========
                                                                     TWELVE MONTHS ENDED JUNE 30, 1996
                                                  -----------------------------------------------------------------------
OPERATING REVENUES..............................    $ 16,827     $620,098   $1,227,752       $ (12,774)       $1,851,903
                                                    --------     --------   ----------       ---------        ----------
OPERATING EXPENSES
  Cost of gas...................................       8,879      484,675      600,192          (9,331)        1,084,415
  Operation and maintenance.....................       1,970       63,496      284,404          (3,444)          346,426
  Depreciation, depletion and amortization......       1,807       34,151       93,380              --           129,338
  Property and other taxes......................       1,424        7,818       59,935              --            69,177
                                                    --------     --------   ----------       ---------        ----------
                                                      14,080      590,140    1,037,911         (12,775)        1,629,356
                                                    --------     --------   ----------       ---------        ----------
OPERATING INCOME................................       2,747       29,958      189,841               1           222,547
                                                    --------     --------   ----------       ---------        ----------
EQUITY IN EARNINGS OF JOINT VENTURES AND
  SUBSIDIARIES..................................     156,912       10,142          858        (155,849)           12,063
                                                    --------     --------   ----------       ---------        ----------
OTHER INCOME AND (DEDUCTIONS)
  Interest income...............................       9,589        3,582        3,203          (9,798)            6,576
  Interest on long-term debt....................         (52)     (17,825)     (39,606)            478           (57,005)
  Other interest expense........................        (139)     (15,234)      (7,177)          9,478           (13,072)
  Dividends on preferred securities of
    subsidiaries................................          --           --           --          (9,502)           (9,502)
  Gains related to DIGP.........................          --        3,488           --              --             3,488
  Minority interest.............................          --       (1,356)        (702)             (1)           (2,059)
  Other.........................................        (298)         725       (3,534)           (156)           (3,263)
                                                    --------     --------   ----------       ---------        ----------
                                                       9,100      (26,620)     (47,816)         (9,501)          (74,837)
                                                    --------     --------   ----------       ---------        ----------
INCOME FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES...........................     168,759       13,480      142,883        (165,349)          159,773
INCOME TAX PROVISION (BENEFIT)..................       2,132      (10,054)      52,431              --            44,509
                                                    --------     --------   ----------       ---------        ----------
INCOME FROM CONTINUING OPERATIONS...............     166,627       23,534       90,452        (165,349)          115,264
                                                    --------     --------   ----------       ---------        ----------
DISCONTINUED OPERATIONS, NET OF TAXES
  Income from operations........................          --        3,446           --              --             3,446
  Gain on sale..................................          --       36,176           --              --            36,176
                                                    --------     --------   ----------       ---------        ----------
                                                          --       39,622           --              --            39,622
                                                    --------     --------   ----------       ---------        ----------
NET INCOME......................................     166,627       63,156       90,452        (165,349)          154,886
DIVIDENDS ON PREFERRED SECURITIES...............       9,377           --          125          (9,502)               --
                                                    --------     --------   ----------       ---------        ----------
NET INCOME AVAILABLE FOR COMMON STOCK...........    $157,250     $ 63,156   $   90,327       $(155,847)       $  154,886
                                                    ========     ========   ==========       =========        ==========

           CONSOLIDATING STATEMENT OF FINANCIAL POSITION (UNAUDITED)
                                 (IN THOUSANDS)

                                                           MCN                                    ELIMINATIONS
                                                        AND OTHER                                      AND          CONSOLIDATED
                                                       SUBSIDIARIES     MCNIC       MICHCON     RECLASSIFICATIONS      TOTALS
                                                       ------------   ----------   ----------   -----------------   ------------
                                                                                     JUNE 30, 1997
                                                       -------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents, at cost.................   $   34,834    $  130,108   $   18,355      $   (33,213)      $  150,084
  Accounts receivable................................        9,497       117,845      196,815          (13,607)         310,550
    Less -- Allowance for doubtful accounts..........           71           673       23,442               --           24,186
                                                        ----------    ----------   ----------      -----------       ----------
  Accounts receivable, net...........................        9,426       117,172      173,373          (13,607)         286,364
  Accrued unbilled revenue...........................          211            --       16,158               --           16,369
  Accrued gas cost recovery revenues.................           --            --       14,072               --           14,072
  Gas in inventory...................................           --        26,397       36,499               --           62,896
  Property taxes assessed applicable to future
    periods..........................................           87         1,256       37,885               --           39,228
  Gas receivable.....................................           --        11,875        9,589                1           21,465
  Other..............................................        3,733        17,439       19,755           (9,310)          31,617
                                                        ----------    ----------   ----------      -----------       ----------
                                                            48,291       304,247      325,686          (56,129)         622,095
                                                        ----------    ----------   ----------      -----------       ----------
DEFERRED CHARGES AND OTHER ASSETS
  Investments in and advances to joint ventures and
    subsidiaries.....................................    1,599,396       380,038       19,731       (1,588,728)         410,437
  Deferred swap losses and receivables...............           --        47,071           --               --           47,071
  Deferred postretirement benefit costs..............          673            --        1,886               --            2,559
  Deferred environmental costs.......................        3,000            --       27,680               --           30,680
  Prepaid benefit costs..............................       (3,607)           --       64,737           (1,907)          59,223
  Other..............................................        7,758        48,531       54,324           (2,895)         107,718
                                                        ----------    ----------   ----------      -----------       ----------
                                                         1,607,220       475,640      168,358       (1,593,530)         657,688
                                                        ----------    ----------   ----------      -----------       ----------
PROPERTY, PLANT AND EQUIPMENT, at cost...............       34,778     1,181,156    2,706,922               --        3,922,856
  Less -- Accumulated depreciation and depletion.....       12,016       115,016    1,282,057               --        1,409,089
                                                        ----------    ----------   ----------      -----------       ----------
                                                            22,762     1,066,140    1,424,865               --        2,513,767
                                                        ----------    ----------   ----------      -----------       ----------
                                                        $1,678,273    $1,846,027   $1,918,909      $(1,649,659)      $3,793,550
                                                        ==========    ==========   ==========      ===========       ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable...................................   $    2,720    $  104,157   $  105,822      $   (13,277)      $  199,422
  Notes payable......................................            1           600       38,366          (36,515)           2,452
  Current portion of long-term debt and capital
    lease obligations................................          420         1,497       28,512               --           30,429
  Gas inventory equalization.........................           --            (6)      66,685               --           66,679
  Federal income, property and other taxes payable...          955         1,439       73,638           (9,084)          66,948
  Customer deposits..................................           20            --       11,985               --           12,005
  Other..............................................       11,081        21,911       45,842             (226)          78,608
                                                        ----------    ----------   ----------      -----------       ----------
                                                            15,197       129,598      370,850          (59,102)         456,543
                                                        ----------    ----------   ----------      -----------       ----------
DEFERRED CREDITS AND OTHER LIABILITIES
  Accumulated deferred income taxes..................       (2,453)      101,144       78,701               20          177,412
  Unamortized investment tax credit..................          316            --       33,666               --           33,982
  Tax benefits amortizable to customers..............          202            --      115,432               --          115,634
  Deferred swap gains and payables...................           --        35,696           --               --           35,696
  Accrued environmental costs........................        3,000            --       32,000               --           35,000
  Minority interest..................................           --           238       18,070               --           18,308
  Other..............................................       11,933        16,897       40,578           (1,907)          67,501
                                                        ----------    ----------   ----------      -----------       ----------
                                                            12,998       153,975      318,447           (1,887)         483,533
                                                        ----------    ----------   ----------      -----------       ----------
LONG-TERM DEBT, including capital lease
  obligations........................................           --       589,656      629,484                1        1,219,141
                                                        ----------    ----------   ----------      -----------       ----------
REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARIES......      504,993            --           --               --          504,993
                                                        ----------    ----------   ----------      -----------       ----------
COMMON SHAREHOLDERS' EQUITY
  Common stock.......................................          780             5       10,300          (10,306)             779
  Additional paid-in capital.........................      791,448       825,982      230,399       (1,059,072)         788,757
  Retained earnings..................................      375,623       146,811      359,429         (519,293)         362,570
  Yield enhancement, contract and issuance costs.....      (22,035)           --           --               --          (22,035)
  Unearned compensation..............................         (731)           --           --               --             (731)
                                                        ----------    ----------   ----------      -----------       ----------
                                                         1,145,085       972,798      600,128       (1,588,671)       1,129,340
                                                        ----------    ----------   ----------      -----------       ----------
                                                        $1,678,273    $1,846,027   $1,918,909      $(1,649,659)      $3,793,550
                                                        ==========    ==========   ==========      ===========       ==========

           CONSOLIDATING STATEMENT OF FINANCIAL POSITION (UNAUDITED)
                                 (IN THOUSANDS)

                                                          MCN                                    ELIMINATIONS
                                                       AND OTHER                                      AND          CONSOLIDATED
                                                      SUBSIDIARIES     MCNIC       MICHCON     RECLASSIFICATIONS      TOTALS
                                                      ------------   ----------   ----------   -----------------   ------------
                                                                                    JUNE 30, 1996
                                                      -------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents, at cost................    $     33     $   46,590   $    8,866       $      --        $   55,489
  Accounts receivable...............................       3,269        104,273      211,071          (6,037)          312,576
    Less -- Allowance for doubtful accounts.........          74            430       18,222              --            18,726
                                                        --------     ----------   ----------       ---------        ----------
  Accounts receivable, net..........................       3,195        103,843      192,849          (6,037)          293,850
  Accrued unbilled revenue..........................         138             --       16,554              --            16,692
  Accrued gas cost recovery revenues................          --             --       42,026              --            42,026
  Gas in inventory..................................          --          2,794       25,238               1            28,033
  Property taxes assessed applicable to future
    periods.........................................          78          1,321       35,176              --            36,575
  Gas receivable....................................          --         15,468        9,065              --            24,533
  Other.............................................       1,836          2,028       24,618          (2,057)           26,425
                                                        --------     ----------   ----------       ---------        ----------
                                                           5,280        172,044      354,392          (8,093)          523,623
                                                        --------     ----------   ----------       ---------        ----------
DEFERRED CHARGES AND OTHER ASSETS
  Investments in and advances to joint ventures and
    subsidiaries....................................     875,107        160,597       20,377        (866,602)          189,479
  Deferred swap losses and receivables..............          --         35,605           --              --            35,605
  Deferred postretirement benefit costs.............         717             --        9,342               1            10,060
  Deferred environmental costs......................       3,000             --       28,016              --            31,016
  Prepaid benefit costs.............................          --             --       50,640          (4,681)           45,959
  Other.............................................       8,940         36,540       48,341           1,367            95,188
                                                        --------     ----------   ----------       ---------        ----------
                                                         887,764        232,742      156,716        (869,915)          407,307
                                                        --------     ----------   ----------       ---------        ----------
PROPERTY, PLANT AND EQUIPMENT, at cost..............      28,881        743,382    2,540,829              (1)        3,313,091
  Less -- Accumulated depreciation and depletion....      10,051         55,681    1,199,871              --         1,265,603
                                                        --------     ----------   ----------       ---------        ----------
                                                          18,830        687,701    1,340,958              (1)        2,047,488
                                                        --------     ----------   ----------       ---------        ----------
                                                        $911,874     $1,092,487   $1,852,066       $(878,009)       $2,978,418
                                                        ========     ==========   ==========       =========        ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable..................................    $  6,405     $   95,276   $   94,102       $  (4,600)       $  191,183
  Notes payable.....................................          --         19,000       58,291              --            77,291
  Current portion of long-term debt and capital
    lease obligations...............................          55         31,409       53,177               1            84,642
  Gas inventory equalization........................          --            660       53,295              --            53,955
  Federal income, property and other taxes
    payable.........................................        (361)        24,663       64,715              --            89,017
  Customer deposits.................................          19             --        9,845              --             9,864
  Other.............................................       6,596         33,999       55,084          (2,057)           93,622
                                                        --------     ----------   ----------       ---------        ----------
                                                          12,714        205,007      388,509          (6,656)          599,574
                                                        --------     ----------   ----------       ---------        ----------
DEFERRED CREDITS AND OTHER LIABILITIES
  Accumulated deferred income taxes.................      (1,087)        63,863       82,872              --           145,648
  Unamortized investment tax credit.................         346             --       35,512              --            35,858
  Tax benefits amortizable to customers.............         183             --      113,449              (1)          113,631
  Deferred swap gains and payables..................          --         35,717           --              --            35,717
  Accrued environmental costs.......................       3,000             --       32,000              --            35,000
  Minority interest.................................          --            269       18,171              --            18,440
  Other.............................................      26,624         14,351       56,892          (4,681)           93,186
                                                        --------     ----------   ----------       ---------        ----------
                                                          29,066        114,200      338,896          (4,682)          477,480
                                                        --------     ----------   ----------       ---------        ----------
LONG-TERM DEBT, including capital lease
  obligations.......................................         420        495,504      552,345              (1)        1,048,268
                                                        --------     ----------   ----------       ---------        ----------
REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARIES.....      96,511             --           --              --            96,511
                                                        --------     ----------   ----------       ---------        ----------
COMMON SHAREHOLDERS' EQUITY
  Common stock......................................         670              5       10,300         (10,305)              670
  Additional paid-in capital........................     467,795        175,557      230,399        (412,494)          461,257
  Retained earnings.................................     319,507        102,214      331,617        (443,871)          309,467
  Yield enhancement, contract and issuance costs....     (14,220)            --           --              --           (14,220)
  Unearned compensation.............................        (589)            --           --              --              (589)
                                                        --------     ----------   ----------       ---------        ----------
                                                         773,163        277,776      572,316        (866,670)          756,585
                                                        --------     ----------   ----------       ---------        ----------
                                                        $911,874     $1,092,487   $1,852,066       $(878,009)       $2,978,418
                                                        ========     ==========   ==========       =========        ==========

           CONSOLIDATING STATEMENT OF FINANCIAL POSITION (UNAUDITED)
                                 (IN THOUSANDS)

                                                      MCN                                       ELIMINATIONS
                                                   AND OTHER                                         AND           CONSOLIDATED
                                                  SUBSIDIARIES      MCNIC        MICHCON      RECLASSIFICATIONS       TOTALS
                                                  ------------    ----------    ----------    -----------------    ------------
                                                                                DECEMBER 31, 1996
                                                  -----------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents, at cost..........     $      844     $   19,608    $   10,010        $      --         $   30,462
  Accounts receivable.........................         19,824        198,777       187,143          (24,661)           381,083
    Less -- Allowance for doubtful accounts...             70            710        17,707               --             18,487
                                                   ----------     ----------    ----------        ---------         ----------
  Accounts receivable, net....................         19,754        198,067       169,436          (24,661)           362,596
  Accrued unbilled revenue....................          1,132             --       107,377               --            108,509
  Accrued gas cost recovery revenues..........             --             --        27,672               --             27,672
  Gas in inventory............................             --         11,251        67,910               --             79,161
  Property taxes assessed applicable to future
    periods...................................            195          2,179        60,592               --             62,966
  Gas receivable..............................             --         16,045         2,017               --             18,062
  Other.......................................          1,973         12,270        21,008             (451)            34,800
                                                   ----------     ----------    ----------        ---------         ----------
                                                       23,898        259,420       466,022          (25,112)           724,228
                                                   ----------     ----------    ----------        ---------         ----------
DEFERRED CHARGES AND OTHER ASSETS
  Investments in and advances to joint
    ventures and subsidiaries.................        954,479        236,057        19,479         (944,627)           265,388
  Deferred swap losses and receivables........             --         65,051            --               --             65,051
  Deferred postretirement benefit costs.......            696             --         4,863               --              5,559
  Deferred environmental costs................          3,000             --        28,233               --             31,233
  Prepaid benefit costs.......................             --             --        64,307           (5,059)            59,248
  Other.......................................          4,204         45,104        50,206              827            100,341
                                                   ----------     ----------    ----------        ---------         ----------
                                                      962,379        346,212       167,088         (948,859)           526,820
                                                   ----------     ----------    ----------        ---------         ----------
PROPERTY, PLANT AND EQUIPMENT, at cost........         31,967      1,017,296     2,668,294               --          3,717,557
  Less -- Accumulated depreciation and
    depletion.................................         10,983         81,158     1,243,060               --          1,335,201
                                                   ----------     ----------    ----------        ---------         ----------
                                                       20,984        936,138     1,425,234               --          2,382,356
                                                   ----------     ----------    ----------        ---------         ----------
                                                   $1,007,261     $1,541,770    $2,058,344        $(973,971)        $3,633,404
                                                   ==========     ==========    ==========        =========         ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable............................     $    5,745     $  205,073    $  130,725        $ (23,621)        $  317,922
  Notes payable...............................             --         71,000       265,126               --            336,126
  Current portion of long-term debt and
    capital lease obligations.................             55         31,460        53,232               --             84,747
  Federal income, property and other taxes
    payable...................................            280         12,578        84,788               --             97,646
  Customer deposits...........................             21             --        12,860               --             12,881
  Other.......................................          9,315         25,701        63,309             (452)            97,873
                                                   ----------     ----------    ----------        ---------         ----------
                                                       15,416        345,812       610,040          (24,073)           947,195
                                                   ----------     ----------    ----------        ---------         ----------
DEFERRED CREDITS AND OTHER LIABILITIES
  Accumulated deferred income taxes...........         (1,625)        74,940        76,523               --            149,838
  Unamortized investment tax credit...........            331             --        34,588               --             34,919
  Tax benefits amortizable to customers.......            183             --       116,313               --            116,496
  Deferred swap gains and payables............             --         48,365            --               --             48,365
  Accrued environmental costs.................          3,000             --        32,000               --             35,000
  Minority interest...........................             --            306        17,604                1             17,911
  Other.......................................         15,902         18,466        43,954           (5,059)            73,263
                                                   ----------     ----------    ----------        ---------         ----------
                                                       17,791        142,077       320,982           (5,058)           475,792
                                                   ----------     ----------    ----------        ---------         ----------
LONG-TERM DEBT, including capital lease
  obligations.................................            365        701,357       550,318               --          1,252,040
                                                   ----------     ----------    ----------        ---------         ----------
REDEEMABLE PREFERRED SECURITIES OF
  SUBSIDIARIES................................        173,809             --            --               --            173,809
                                                   ----------     ----------    ----------        ---------         ----------
COMMON SHAREHOLDERS' EQUITY
  Common stock................................            673              5        10,300          (10,305)               673
  Additional paid-in capital..................        497,472        231,389       230,399         (465,791)           493,469
  Retained earnings...........................        316,661        121,130       336,305         (468,744)           305,352
  Yield enhancement, contract and issuance
    costs.....................................        (14,492)            --            --               --            (14,492)
  Unearned compensation.......................           (434)            --            --               --               (434)
                                                   ----------     ----------    ----------        ---------         ----------
                                                      799,880        352,524       577,004         (944,840)           784,568
                                                   ----------     ----------    ----------        ---------         ----------
                                                   $1,007,261     $1,541,770    $2,058,344        $(973,971)        $3,633,404
                                                   ==========     ==========    ==========        =========         ==========

          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONCLUDED) CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                   MCN                                     ELIMINATIONS
                                                AND OTHER                                       AND           CONSOLIDATED
                                               SUBSIDIARIES      MCNIC       MICHCON     RECLASSIFICATIONS       TOTALS
                                               ------------    ---------    ---------    -----------------    ------------
                                                                     SIX MONTHS ENDED JUNE 30, 1997
                                               ---------------------------------------------------------------------------
NET CASH FLOW FROM OPERATING ACTIVITIES....     $  65,486      $  34,994    $ 273,766        $ (49,285)        $ 324,961
                                                ---------      ---------    ---------        ---------         ---------
CASH FLOW FROM FINANCING ACTIVITIES
  Notes payable, net.......................             1        (68,000)    (226,760)         (36,515)         (331,274)
  Capital contributions received from
    (distributions paid to) affiliates,
    net....................................        (1,058)       594,607           --         (593,549)               --
  Common stock dividends paid..............       (32,832)            --      (40,000)          40,000           (32,832)
  Preferred securities dividends paid......       (11,558)            --           --           11,558                --
  Issuance of common stock.................       286,018             --           --               --           286,018
  Issuance of preferred securities.........       326,521             --           --               --           326,521
  Issuance of long-term debt...............            --        149,190      124,051               --           273,241
  Long-term commercial paper, net..........            --       (261,822)          --               --          (261,822)
  Retirement of long-term debt.............            --        (30,740)     (72,229)              --          (102,969)
  Other....................................          (532)            --           --               --              (532)
                                                ---------      ---------    ---------        ---------         ---------
    Net cash provided from (used for)
      financing activities.................       566,560        383,235     (214,938)        (578,506)          156,351
                                                ---------      ---------    ---------        ---------         ---------
CASH FLOW FROM INVESTING ACTIVITIES
  Capital expenditures.....................        (3,050)      (172,290)     (57,423)              (1)         (232,764)
  Acquisitions.............................            --       (105,133)          --               --          (105,133)
  Investment in joint ventures and
    subsidiaries...........................      (595,107)       (40,514)        (184)         595,047           (40,758)
  Return of investment in joint ventures
    and subsidiaries.......................            --          4,468           --             (468)            4,000
  Other....................................           101          5,740        7,124               --            12,965
                                                ---------      ---------    ---------        ---------         ---------
    Net cash used for investing
      activities...........................      (598,056)      (307,729)     (50,483)         594,578          (361,690)
                                                ---------      ---------    ---------        ---------         ---------
NET INCREASE IN CASH AND CASH
  EQUIVALENTS..............................        33,990        110,500        8,345          (33,213)          119,622
CASH AND CASH EQUIVALENTS, JANUARY 1.......           844         19,608       10,010               --            30,462
                                                ---------      ---------    ---------        ---------         ---------
CASH AND CASH EQUIVALENTS, JUNE 30.........     $  34,834      $ 130,108    $  18,355        $ (33,213)        $ 150,084
                                                =========      =========    =========        =========         =========

                                                                     SIX MONTHS ENDED JUNE 30, 1996
                                               ---------------------------------------------------------------------------
NET CASH FLOW FROM OPERATING ACTIVITIES....     $  21,924      $  74,528    $ 163,577        $ (11,916)        $ 248,113
                                                ---------      ---------    ---------        ---------         ---------
CASH FLOW FROM FINANCING ACTIVITIES
  Notes payable, net.......................            --        (30,000)    (138,344)              --          (168,344)
  Capital contributions received from
    (distributions paid to) affiliates,
    net....................................          (524)       (14,642)       1,614           13,552                --
  Common stock dividends paid..............       (30,990)            --       (7,000)           7,000           (30,990)
  Preferred securities dividends paid......        (4,689)            --          (54)           4,743                --
  Issuance of common stock.................         8,848             --           --               --             8,848
  Issuance of long-term debt...............            --        328,789       69,645               --           398,434
  Long-term commercial paper, net..........            --       (264,007)          --               --          (264,007)
  Retirement of long-term debt.............            --         (1,008)      (4,347)               2            (5,353)
  Other....................................        (5,978)            --           --               --            (5,978)
                                                ---------      ---------    ---------        ---------         ---------
    Net cash provided from (used for)
      financing activities.................       (33,333)        19,132      (78,486)          25,297           (67,390)
                                                ---------      ---------    ---------        ---------         ---------
CASH FLOW FROM INVESTING ACTIVITIES
  Capital expenditures.....................        (2,216)      (141,048)     (73,823)              (1)         (217,088)
  Acquisitions.............................            --        (78,620)          --               --           (78,620)
  Sale of Genix............................            --        137,500           --               --           137,500
  Investment in joint ventures and
    subsidiaries...........................        (1,614)        (8,211)          --            1,674            (8,151)
  Sale of investment in joint ventures.....            --         31,500           --               --            31,500
  Return of investment in joint ventures
    and subsidiaries.......................        14,642             --           --          (14,642)               --
  Other....................................           462          1,187      (10,871)            (412)           (9,634)
                                                ---------      ---------    ---------        ---------         ---------
    Net cash provided from (used for)
      investing activities.................        11,274        (57,692)     (84,694)         (13,381)         (144,493)
                                                ---------      ---------    ---------        ---------         ---------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS..............................          (135)        35,968          397               --            36,230
CASH AND CASH EQUIVALENTS, JANUARY 1.......           168         10,622        8,469               --            19,259
                                                ---------      ---------    ---------        ---------         ---------
CASH AND CASH EQUIVALENTS, JUNE 30.........     $      33      $  46,590    $   8,866        $      --         $  55,489
                                                =========      =========    =========        =========         =========

                               OTHER INFORMATION

CHANGES IN SECURITIES

     On July 23, 1997, MCN amended its Rights Agreement related to its Preferred Share Purchase Rights. The amendment extends the expiration date of the Rights Agreement from January 2000 to July 2007 and changes the purchase price for each one one-hundredth of a preferred share purchasable pursuant to the exercise of a right from $35 to $150. The amendment was filed on a Form 8-K dated July 23, 1997.

EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

EXHIBIT
NUMBER                               DESCRIPTION
------    ------------------------------------------------------------------
12-1      Computation of Ratio of Earnings to Fixed Charges for MCN Energy
          Group Inc.
12-2      Computation of Ratio of Earnings to Fixed Charges for MCN
          Investment Corporation.
27-1      Financial Data Schedule.
99-1      MCN Energy Group Inc. Nonemployee Directors' Compensation Plan (as
          amended and restated effective March 1, 1997).
99-2      MCN Energy Group Inc. Form of Employment Agreement (as amended and restated effective July 1, 1997).

     (b) Reports on Form 8-K

        MCN filed a report on Form 8-K dated June 24, 1997, under Item 5, with respect to the offering of its Common Stock (par value $.01 per share) in which the Form of U.S. Purchase Agreement and Form of International Purchase Agreement were filed as Exhibits.

        MCN filed an additional report on Form 8-K dated July 23, 1997, under
        Item 5, with respect to the amendment of its Rights Agreement. The following document was filed as an Exhibit thereto:

           - Amendment, dated as of July 23, 1997, to the Rights Agreement, dated as of December 20, 1989, between MCN Energy Group Inc. (then doing business as MCN Corporation) and National Bank of Detroit, as Rights Agent.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MCN ENERGY GROUP INC.

Date: August 8, 1997                      By:         /s/ Harold Gardner
                                            ------------------------------------
                                                         Harold Gardner
                                                   Vice President, Controller
                                                  and Chief Accounting Officer

                                 EXHIBIT INDEX

EXHIBIT
  NO.                              DESCRIPTION
-------                            -----------
   12-1    Computation of Ratio of Earnings to Fixed Charges for MCN
           Energy Group Inc.
   12-2    Computation of Ratio of Earnings to Fixed Charges for MCN
           Investment Corporation.
   27-1    Financial Data Schedule.
   99-1    MCN Energy Group Inc. Nonemployee Directors' Compensation
           Plan (as amended and restated effective March 1, 1997).
   99-2    MCN Energy Group Inc. Form of Employment Agreement (as
           amended and restated effective July 1, 1997).