Form 10-Q
period 1997-09-30
MCN ENERGY GROUP INC
filed 1997-11-07
CIK 837579

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

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997, OR

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

                      Yes  [X]                    No  [ ]

     Number of shares outstanding of each of the registrant's classes of common stock, as of October 31, 1997:

     Common Stock, par value $.01 per share: 78,153,645

================================================================================

                               INDEX TO FORM 10-Q

                      FOR QUARTER ENDED SEPTEMBER 30, 1997

                                                                 PAGE
                                                                NUMBER
                                                                ------
COVER.......................................................       i
INDEX.......................................................      ii
PART I -- FINANCIAL INFORMATION
Item 1. Financial Statements................................      13
Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.................       1
PART II -- OTHER INFORMATION
Item 2. Changes in Securities and Use of Proceeds...........      29
Item 6. Exhibits and Reports on Form 8-K....................      29
SIGNATURE...................................................      30

                     MCN ENERGY GROUP INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Third quarter earnings set new record -- MCN's 1997 third quarter earnings from continuing operations were $1.2 million compared to a loss of $13.4 million in 1996. These results represent MCN's first ever third quarter profit as the Diversified Energy group more than offset the seasonal loss historically reported by the Gas Distribution group. Earnings from continuing operations for the 1997 nine- and twelve-month periods increased $21.3 million and $22.4 million, respectively, over the comparable 1996 periods. As subsequently discussed, this performance primarily reflects the continued growth of the Diversified Energy group.

MCN's earnings comparisons for the nine- and twelve-month periods were also affected by income from discontinued operations. As discussed in the "Discontinued Operations" section that follows, MCN sold The Genix Group, Inc. (Genix) during the second quarter of 1996.

                                                     QUARTER            9 MONTHS           12 MONTHS
                                                 ----------------    ---------------    ----------------
                                                  1997      1996     1997      1996      1997      1996
                                                 ------    ------    -----    ------    ------    ------
NET INCOME (LOSS)(in Millions)
Continuing Operations:
  Diversified Energy.........................    $ 17.8    $  5.5    $43.6    $ 17.7    $ 57.0    $ 24.2
  Gas Distribution...........................     (16.6)    (18.9)    48.5      53.1      76.8      87.2
                                                 ------    ------    -----    ------    ------    ------
                                                    1.2     (13.4)    92.1      70.8     133.8     111.4
                                                 ------    ------    -----    ------    ------    ------
Discontinued Operations:
  Income from operations.....................        --        --       --       1.6        --       2.5
  Gain on sale...............................        --        --       --      36.2        --      36.2
                                                 ------    ------    -----    ------    ------    ------
                                                     --        --       --      37.8        --      38.7
                                                 ------    ------    -----    ------    ------    ------
                                                 $  1.2    $(13.4)   $92.1    $108.6    $133.8    $150.1
                                                 ======    ======    =====    ======    ======    ======
EARNINGS (LOSS) PER SHARE
Continuing Operations:
  Diversified Energy.........................    $  .23    $  .08    $ .61    $  .27    $  .81    $  .36
  Gas Distribution...........................      (.21)     (.28)     .68       .79      1.09      1.31
                                                 ------    ------    -----    ------    ------    ------
                                                    .02      (.20)    1.29      1.06      1.90      1.67
                                                 ------    ------    -----    ------    ------    ------
Discontinued Operations:
  Income from operations.....................        --        --       --       .03        --       .04
  Gain on sale...............................        --        --       --       .54        --       .54
                                                 ------    ------    -----    ------    ------    ------
                                                     --        --       --       .57        --       .58
                                                 ------    ------    -----    ------    ------    ------
                                                 $  .02    $ (.20)   $1.29    $ 1.63    $ 1.90    $ 2.25
                                                 ======    ======    =====    ======    ======    ======

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

DIVERSIFIED ENERGY

Earnings more than triple, sustaining record growth -- The Diversified Energy group reported third quarter earnings of $17.8 million, an increase of $12.3 million over the comparable 1996 period. Earnings for the 1997 nine- and twelve-month periods increased $25.9 million and $32.8 million, respectively. Increased earnings were driven primarily by significantly higher levels of operating and joint venture income, partially offset by increased financing costs associated with additional capital needed to fund investments. Diversified Energy continues to provide an increasing portion of MCN's earnings, contributing 43% for the twelve months ended September 30, 1997, double the contribution in the comparable 1996 period.

                                                    QUARTER             9 MONTHS           12 MONTHS
                                                ----------------    ----------------    ----------------
                                                 1997      1996      1997      1996      1997      1996
                                                ------    ------    ------    ------    ------    ------
DIVERSIFIED ENERGY OPERATIONS (in Millions)
Operating Revenues*.........................    $208.7    $125.7    $646.0    $514.7    $865.7    $659.9
Operating Expenses*.........................     195.9     117.4     603.3     491.6     805.3     630.0
                                                ------    ------    ------    ------    ------    ------
Operating Income............................      12.8       8.3      42.7      23.1      60.4      29.9
                                                ------    ------    ------    ------    ------    ------
Equity in Earnings of Joint Ventures........      17.1       2.7      40.0      11.0      45.7      12.0
                                                ------    ------    ------    ------    ------    ------
Other Income & (Deductions)*
  Interest income...........................       2.6        .6       4.6       2.4       5.2       3.5
  Interest expense..........................      (7.2)     (5.5)    (26.8)    (20.9)    (34.6)    (25.4)
  Dividends on preferred securities of
     subsidiaries...........................      (9.8)     (3.6)    (21.3)     (8.3)    (25.4)    (10.7)
  Other.....................................       4.5        .2       7.2       2.8       9.7       4.0
                                                ------    ------    ------    ------    ------    ------
                                                  (9.9)     (8.3)    (36.3)    (24.0)    (45.1)    (28.6)
                                                ------    ------    ------    ------    ------    ------
Income Before Income Taxes..................      20.0       2.7      46.4      10.1      61.0      13.3
                                                ------    ------    ------    ------    ------    ------
Income Taxes
  Current and deferred provision............       7.2       1.2      16.0       4.3      21.2       4.8
  Federal tax credits.......................      (5.0)     (4.0)    (13.2)    (11.9)    (17.2)    (15.7)
                                                ------    ------    ------    ------    ------    ------
                                                   2.2      (2.8)      2.8      (7.6)      4.0     (10.9)
                                                ------    ------    ------    ------    ------    ------
Net Income..................................    $ 17.8    $  5.5    $ 43.6    $ 17.7    $ 57.0    $ 24.2
                                                ======    ======    ======    ======    ======    ======

* Includes intercompany transactions

OPERATING AND JOINT VENTURE INCOME

Operating and joint venture income increased $18.9 million for the 1997 quarter and $48.6 million and $64.2 million for the nine- and twelve-month periods, respectively. The increases reflect improved contributions from all the Diversified Energy operating businesses, particularly Exploration & Production (E&P).

                                                        QUARTER           9 MONTHS          12 MONTHS
                                                     --------------    --------------    ---------------
                                                     1997     1996     1997     1996      1997     1996
                                                     -----    -----    -----    -----    ------    -----
OPERATING AND JOINT VENTURE INCOME (LOSS) (in
  Millions)
Exploration & Production.........................    $16.0    $ 6.1    $46.9    $19.2    $ 60.9    $25.8
Pipelines & Processing...........................      7.8      2.1     21.1      6.5      25.4      6.9
Energy Marketing, Gas Storage & Power
  Generation.....................................      8.1      3.3     18.9      8.0      24.9      9.9
Corporate & Other................................     (2.0)     (.5)    (4.2)      .4      (5.1)     (.7)
                                                     -----    -----    -----    -----    ------    -----
                                                     $29.9    $11.0    $82.7    $34.1    $106.1    $41.9
                                                     =====    =====    =====    =====    ======    =====

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

EXPLORATION & PRODUCTION operating and joint venture income increased $9.9 million for the 1997 quarter and $27.7 million and $35.1 million for the nine- and twelve-month periods, respectively. The results reflect a significant increase in the level of gas and oil produced due to the development and acquisition of interests in properties over the past several years. Gas and oil production increased 9.0 billion cubic feet (Bcf) equivalent (54%) in the quarter, and increased 27.2 Bcf equivalent (61%) and 35.9 Bcf equivalent (65%) in the nine-and twelve-month periods, respectively. This double-digit growth in production is primarily attributable to successful acquisitions and drilling efforts in the Western U.S. MCN continues to add oil to its production mix to further diversify its portfolio. Oil accounted for 24% of production in the quarter and 20% and 19% in the 1997 nine- and twelve-month periods, respectively, compared to less than 10% of the production in the comparable 1996 periods. MCN's E&P joint venture sold certain undeveloped properties generating gains of $1.6 million in the 1997 quarter and gains of $6.3 million in the 1997 nine- and twelve-month periods.

                                               QUARTER                 9 MONTHS               12 MONTHS
                                          ------------------      ------------------      ------------------
                                           1997        1996        1997        1996        1997        1996
                                          ------      ------      ------      ------      ------      ------
EXPLORATION & PRODUCTION STATISTICS
Gas Production (Bcf)....................    19.4        15.1        57.6        40.7        74.1        50.4
Oil Production (Mmbbl)..................     1.0          .3         2.3          .6         2.8          .8
Gas and Oil Production (Bcf
  equivalent)...........................    25.6        16.6        71.6        44.4        90.9        55.0

Average Gas Selling Price (per Mcf).....  $ 2.02      $ 2.01      $ 2.21      $ 2.20      $ 2.30      $ 2.10
Effect of Hedging (per Mcf).............    (.16)       (.17)       (.28)       (.26)       (.35)       (.09)
                                          ------      ------      ------      ------      ------      ------
Overall Average Gas Sales Price (per
  Mcf)..................................  $ 1.86      $ 1.84      $ 1.93      $ 1.94      $ 1.95      $ 2.01
                                          ======      ======      ======      ======      ======      ======
Average Oil Sales Price (per Bbl).......  $15.65      $21.01      $17.52      $20.01      $18.00      $19.39
Effect of Hedging (per Bbl).............     .63        (.96)       (.24)      (1.14)        .05        (.93)
                                          ------      ------      ------      ------      ------      ------
Overall Average Oil Sales Price (per
  Bbl)..................................  $16.28      $20.05      $17.28      $18.87      $18.05       18.46
                                          ======      ======      ======      ======      ======      ======

E&P operating and joint venture results were also affected by fluctuations in natural gas and oil sales prices, which were mitigated by hedging with swap and futures agreements. These hedging agreements are used to manage Diversified Energy's exposure to the risk of market price fluctuations as discussed in the "Risk Management Strategy" section that follows. Additionally, E&P's operating results were affected by lower average production costs per thousand cubic feet
(Mcf) equivalent.

PIPELINES & PROCESSING operating and joint venture income increased $5.7 million for the 1997 quarter and increased $14.6 million and $18.5 million for the nine- and twelve-month periods, respectively. These increases primarily reflect income from the December 1996 acquisition of a 25% interest in Lyondell Methanol Company, L.P. (Lyondell), a limited partnership that owns and operates a 248 million gallon per year methanol production plant in Texas. Earnings from Lyondell have benefited from strong methanol prices during 1997.

                                                        QUARTER             9 MONTHS            12 MONTHS
                                                     --------------      --------------      ---------------
                                                     1997      1996      1997      1996      1997       1996
                                                     ----      ----      ----      ----      -----      ----
PIPELINES & PROCESSING STATISTICS*
Gas Processed (Bcf)................................  11.6      12.1      34.8      30.7       50.4      35.3
Methanol Produced (million gallons)................  15.9       --       45.8       --        56.4        --
Transportation (Bcf)...............................  32.6      19.7      80.9      60.0      107.3      63.2

* Includes MCN's share of joint ventures

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Pipeline & Processing results also reflect increases in transportation deliveries as well as varying levels of volumes treated through gas processing plants. Pipeline transportation volumes rose 12.9 Bcf (65%) in the quarter and
20.9 Bcf (35%) and 44.1 Bcf (70%) in the 1997 nine- and twelve-month periods, respectively, due to new and expanded gas gathering ventures. The increases in transportation volumes were partially offset by reduced volumes resulting from the sale of a portion of MCN's interest in Dauphin Island Gathering Partners
(DIGP) during 1996 (Note 2d). Gas processing volumes decreased slightly for the quarter, but increased by 4.1 Bcf (13%) and 15.1 Bcf (43%) for the 1997 nine- and twelve-month periods, respectively, due to new processing plants added during mid-1996.

ENERGY MARKETING, GAS STORAGE & POWER GENERATION operating and joint venture income increased $4.8 million for the 1997 quarter and increased $10.9 million and $15.0 million for the nine- and twelve-month periods, respectively. The increase in earnings for all periods primarily resulted from the April 1997 acquisition of an 18% interest in Midland Cogeneration Venture L.P. (MCV), a limited partnership that owns a gas-fired cogeneration facility capable of producing up to 1,370 megawatts (MW) of electricity and 1.35 million pounds per hour of process steam (Note 2c). Earnings from MCV for the 1997 periods include a favorable $2.8 million adjustment for a change in accounting for property taxes. Also contributing to the favorable results were higher earnings from MCN's investment in the 50%-owned, 123 MW Michigan Power cogeneration facility due to an increase in plant availability and a higher electricity sales rate under its long-term sales contract. Earnings from the 30 MW Ada cogeneration facility increased as a result of the acquisition of the 1% general partnership interest in the fourth quarter of 1996.

Energy Marketing's earnings were favorably affected by an increase in gas sales and exchange deliveries in total of 34.8 Bcf (76%) in the quarter and 77.6 Bcf (45%) and 82.4 Bcf (35%) in the 1997 nine- and twelve-month periods, respectively. However, the effect on earnings of these higher volumes during the 1997 quarter and nine-month period was more than offset by reduced margins when compared to the same 1996 periods.

                                                          QUARTER          9 MONTHS         12 MONTHS
                                                        ------------    --------------    --------------
                                                        1997    1996    1997     1996     1997     1996
                                                        ----    ----    -----    -----    -----    -----
ENERGY MARKETING STATISTICS (BCF)*
Gas Sales...........................................    80.4    42.3    241.0    155.8    304.1    212.5
Exchange Deliveries.................................      --     3.3     10.0     17.6     15.1     24.3
                                                        ----    ----    -----    -----    -----    -----
                                                        80.4    45.6    251.0    173.4    319.2    236.8
                                                        ====    ====    =====    =====    =====    =====

* Includes MCN's share of joint ventures

In February 1997, Diversified Energy signed an agreement to sell its 25% interest in Blue Lake Gas Storage Company effective December 1997. Diversified Energy anticipates recognizing a gain from such sale in the fourth quarter of 1997.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RISK MANAGEMENT STRATEGY -- MCN manages commodity price risk by utilizing futures, options and swap contracts to more closely balance its portfolio of supply and sales agreements. MCN has hedged a significant portion of its gas and oil production not covered by long-term, fixed-price sales obligations. MCN's Energy Marketing group coordinates all of MCN's hedging activities to ensure compliance with risk management policies established by MCN's Board of Directors. Certain hedging gains or losses related to gas and oil production are recorded by MCN's E&P operations. Gains and losses on gas-related hedging transactions that are not recorded by MCN's E&P group are absorbed by Energy Marketing.

CORPORATE & OTHER operating and joint venture losses reflect administrative expenses associated with corporate management activities. The Diversified Energy group has been charged a larger portion of such expenses, reflecting its growing percentage of MCN. The 1996 nine- and twelve-month periods include a $1.7 million gain from the sale of land by a 50%-owned real estate joint venture.

OTHER INCOME AND DEDUCTIONS

The 1997 quarter, nine- and twelve-month periods reflect higher interest costs on increased borrowings required to finance capital investments in the Diversified Energy group. In addition, the 1997 periods reflect dividends on $80 million of preferred securities issued in July 1996, $132 million of preferred securities issued in March 1997 and $200 million of preferred securities issued in June 1997.

The other income and deductions comparison was affected by gains related to DIGP (Note 2d) as well as gains in 1997 from the sale of pipeline assets. In a series of transactions during 1996, MCN sold 64% of its 99% interest in the DIGP partnership, resulting in pre-tax gains totaling $8.8 million, of which $2.4 million was deferred until the third quarter of 1997 when a related option agreement expired unexercised.

INCOME TAXES

The current and deferred income tax provisions for all periods reflect increases in pre-tax earnings. These taxes were reduced by an increase in the level of gas production tax credits generated from E&P projects.

OUTLOOK

MCN intends to continue its aggressive program of investing in attractive energy-related projects. MCN plans to expand its E&P reserve base in known producing areas, generating attractive returns and developing reliable, long-term gas supplies. It will also continue to make investments in natural gas and gas liquid gathering and processing facilities near these known producing areas, concentrating on those with the highest growth potential. MCN will expand its Energy Marketing coverage within existing markets as well as entering new markets through strategic alliances with other energy providers. MCN expects to make significant investments in international power projects over the next several years as evidenced by its acquisition of a 40% interest in a joint venture in India (Note 2b). MCN is also currently evaluating various other projects that could add significantly to its international portfolio.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

GAS DISTRIBUTION

Improved seasonal results -- The Gas Distribution group reported a loss of $16.6 million for the 1997 third quarter, improving $2.3 million over the comparable 1996 quarter. The Gas Distribution group typically records third quarter losses due to seasonally lower demand for natural gas during the summer months. Items favorably impacting the quarter comparison were improved gross margins and lower operation and maintenance expenses. Earnings decreased $4.6 million and $10.4 million for the 1997 nine- and twelve-month periods, respectively, reflecting reduced gross margins due to warmer weather as well as higher depreciation and financing costs.

                                                 QUARTER             9 MONTHS             12 MONTHS
                                             ----------------    ----------------    --------------------
                                              1997      1996      1997      1996       1997        1996
                                             ------    ------    ------    ------    --------    --------
GAS DISTRIBUTION OPERATIONS (in Millions)
Operating Revenues*
  Gas sales..............................    $ 79.5    $ 82.6    $729.5    $756.0    $1,076.4    $1,080.7
  End user transportation................      16.3      16.2      61.6      61.3        82.8        84.0
  Intermediate transportation............      12.9      12.4      41.0      35.2        54.4        47.0
  Other..................................      12.3       7.8      36.2      30.3        48.1        45.9
                                             ------    ------    ------    ------    --------    --------
                                              121.0     119.0     868.3     882.8     1,261.7     1,257.6
Cost of Gas..............................      28.9      30.1     420.6     433.8       633.0       617.5
                                             ------    ------    ------    ------    --------    --------
Gross Margin.............................      92.1      88.9     447.7     449.0       628.7       640.1
                                             ------    ------    ------    ------    --------    --------
Other Operating Expenses*
  Operation and maintenance..............      64.8      69.9     210.6     211.9       297.1       297.0
  Depreciation, depletion and
     amortization........................      26.3      25.0      78.7      74.5       103.0        97.2
  Property and other taxes...............      12.9      13.3      47.0      47.2        62.1        61.2
                                             ------    ------    ------    ------    --------    --------
                                              104.0     108.2     336.3     333.6       462.2       455.4
                                             ------    ------    ------    ------    --------    --------
Operating Income (Loss)..................     (11.9)    (19.3)    111.4     115.4       166.5       184.7
                                             ------    ------    ------    ------    --------    --------
Equity in Earnings of Joint Ventures.....        .2        .2       2.2        .8         2.6         1.1
                                             ------    ------    ------    ------    --------    --------
Other Income and (Deductions)*
  Interest income........................       1.2       1.5       3.7       2.7         5.0         3.6
  Interest expense.......................     (12.0)    (12.2)    (40.0)    (36.0)      (52.9)      (48.5)
  Minority interest......................       (.6)      (.4)     (1.5)     (1.1)       (1.4)       (1.7)
  Other..................................        .1        .7        .7        .4        (1.4)       (2.2)
                                             ------    ------    ------    ------    --------    --------
                                              (11.3)    (10.4)    (37.1)    (34.0)      (50.7)      (48.8)
                                             ------    ------    ------    ------    --------    --------
Income (Loss) Before Income Taxes........     (23.0)    (29.5)     76.5      82.2       118.4       137.0
Income Taxes.............................      (6.4)    (10.6)     28.0      29.1        41.6        49.8
                                             ------    ------    ------    ------    --------    --------
Net Income (Loss)........................    $(16.6)   $(18.9)   $ 48.5    $ 53.1    $   76.8    $   87.2
                                             ======    ======    ======    ======    ========    ========

* Includes intercompany transactions

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

GROSS MARGIN

Gas Distribution gross margin (operating revenues less cost of gas) increased $3.2 million for the 1997 quarter and decreased $1.3 million and $11.4 million for the nine- and twelve-month periods, respectively. Gross margin for all 1997 periods was affected by increased other operating revenues reflecting initiatives of the Gas Distribution group to grow revenues by providing gas-related services. The favorable quarter results also reflect higher intermediate transportation services, partially offset by lower gas sales. The decrease in gross margin for the 1997 nine- and twelve-month periods was primarily due to lower gas sales and end user transportation deliveries caused by warmer weather, partially offset by the continued growth in intermediate transportation services.

                                                      QUARTER              9 MONTHS            12 MONTHS
                                                  ----------------      --------------      ---------------
                                                  1997       1996       1997      1996      1997      1996
                                                  -----      -----      ----      ----      ----      -----
EFFECT OF WEATHER ON GAS MARKETS AND EARNINGS
Percentage Colder than Normal.................      N/M        N/M       1.7%      6.2%      2.5%       6.8%
Increase (Decrease) from Normal in:
  Gas markets (in Bcf)........................      (.3)       (.2)      1.2       8.4       3.7       14.2
  Net income (in Millions)....................     $(.2)      $(.2)     $1.1      $7.6      $3.3      $12.7
  Earnings per share..........................     $ --       $ --      $.01      $.11      $.05      $ .19

GAS SALES AND END USER TRANSPORTATION revenues in total decreased $3.0 million in the quarter and $26.2 million and $5.5 million in the 1997 nine- and twelve-month periods, respectively. The decrease in revenues for the quarter is due to lower gas costs which are recovered in gas sales rates as subsequently discussed in the "Cost of Gas" section. The quarter was further impacted by a slight decrease in gas sales volumes. The decrease in revenues for the 1997 nine-month period is due to reduced gas sales and end user transportation deliveries as a result of warmer weather and lower gas costs. The twelve-month period decrease in revenues was affected by reduced gas sales and end user transportation deliveries as a result of warmer weather, partially offset by higher gas costs.

                                                    QUARTER              9 MONTHS            12 MONTHS
                                                 --------------       --------------       --------------
                                                 1997     1996        1997     1996        1997     1996
                                                 -----    -----       -----    -----       -----    -----
GAS DISTRIBUTION MARKETS (in Bcf)
Gas Sales....................................     14.1     14.5       144.0    152.6       212.3    225.7
End User Transportation......................     28.6     28.6       105.8    108.1       144.6    150.1
                                                 -----    -----       -----    -----       -----    -----
                                                  42.7     43.1       249.8    260.7       356.9    375.8
Intermediate Transportation*.................    164.9    148.7       447.0    407.1       567.5    521.2
                                                 -----    -----       -----    -----       -----    -----
                                                 207.6    191.8       696.8    667.8       924.4    897.0
                                                 =====    =====       =====    =====       =====    =====

* Includes intercompany volumes

INTERMEDIATE TRANSPORTATION revenues increased $.5 million in the quarter and $5.8 million and $7.4 million in the 1997 nine- and twelve-month periods, respectively, due to increased deliveries. The higher revenues are due to increased volumes transported resulting from the recent expansion of MichCon's northern Michigan gathering system. This system enabled MichCon to transport an additional 22.7 Bcf, 55.6 Bcf and 81.2 Bcf in the 1997 quarter, nine- and twelve-month periods, respectively. Intermediate transportation volumes for all 1997 periods were impacted by lower deliveries to major customers. Although volumes associated with these fixed-fee customers have varied, the related revenues were not significantly affected.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

OTHER OPERATING REVENUES increased $4.5 million, $5.9 million, and $2.2 million in the 1997 quarter, nine- and twelve-month periods, respectively, due in part to increased merchandise sales and gas-related services. Also affecting the quarter comparison is an unfavorable adjustment for conservation revenues in the 1996 quarter resulting from the discontinuance of MichCon's energy conservation programs. The increase in other operating revenues for the 1997 twelve-month period also includes increased gas processing revenues from the northern Michigan gathering system partially offset by a decrease in conservation revenue.

COST OF GAS

Cost of gas is affected by variations in sales volumes and cost of gas rates. Through the Gas Cost Recovery (GCR) mechanism, MichCon's rates are set to recover 100% of prudently and reasonably incurred cost of gas sold. Therefore, fluctuations in total gas costs have little or no effect on gross margins.

Cost of gas sold decreased in the 1997 quarter and nine-month period and increased in the 1997 twelve-month period. Cost of gas for all 1997 periods was affected by lower gas sales volumes, primarily due to the warmer weather, as well as supplier refunds. The decrease in the quarter also reflects a $.03 (1%) per Mcf decline in the average unit cost of gas sold substantially offset by increased lost gas costs. Partially offsetting the decrease in the 1997 nine-month period was higher market prices resulting in a $.12 (4%) increase in the average unit cost of gas sold. The increase in cost of gas in the 1997 twelve-month period reflects a $.24 (9%) per Mcf increase in the average unit cost of gas sold.

OTHER OPERATING EXPENSES

OPERATION AND MAINTENANCE expenses decreased for the 1997 quarter and nine-month period and increased slightly for the 1997 twelve-month period. Operation and maintenance expenses were affected in all periods by lower benefit costs, primarily pension and retiree healthcare costs. The 1997 quarter and nine-month period further benefited from a decrease in uncollectible gas accounts expense. Partially offsetting the decrease in the 1997 nine-month period were higher conservation program expenses and operating expenses related to increased intermediate transportation volumes. The 1997 twelve-month period increase was primarily due to higher uncollectible gas accounts expense and increased operating expenses related to intermediate transportation services. The discontinuance of MichCon's energy conservation programs reduced expenses in the 1997 twelve-month period.

DEPRECIATION AND DEPLETION for the 1997 quarter, nine- and twelve-month periods increased due to higher plant balances reflecting capital expenditures of $215.3 million in the 1996 calendar year. Depreciation and depletion expenses are expected to increase in future years due to additional capital investments. MichCon filed an application with the Michigan Public Service Commission in October 1996 to lower its depreciation rates, which could partially offset the anticipated increase in depreciation expense in future years.

PROPERTY AND OTHER TAXES decreased in the 1997 quarter and nine-month period and increased for the 1997 twelve-month period when compared to the same 1996 periods. All 1997 periods reflect a decrease in property taxes based on pending appeals of MichCon's personal property tax assessments. A favorable resolution of the appeals is expected in 1999. All 1997 periods were also impacted by an increase in Michigan single business taxes relating to prior years.

OTHER INCOME AND DEDUCTIONS

The 1997 nine- and twelve-month periods primarily reflect higher interest costs on increased long-term debt required to finance capital investments, partially offset by reduced interest on lower outstanding commercial paper.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

INCOME TAXES

Income taxes changed primarily as a result of variations in earnings. The increase in income taxes for the 1997 quarter was additionally impacted by the amounts recorded in the 1996 quarter for the favorable resolution of prior years' tax issues. The decreases in income taxes for the 1997 nine- and twelve-month periods were also positively impacted by tax credits, partially offset by the favorable resolution of prior years' tax issues recorded in the 1996 periods.

OUTLOOK

Gas Distribution's strategy is to grow revenues and reduce its costs in order to maintain strong returns and provide customers with quality service at competitive prices. Revenue growth will be achieved through the expansion of its residential, commercial and industrial customer base. Gas Distribution is concentrating on adding new customers in current service areas, including increased penetration of previous expansion areas. Gas Distribution will continue initiatives to increase productivity and improve customer services in order to strengthen its competitive position in the gas industry. Management is continually assessing ways to improve cost competitiveness. Among the cost savings initiatives, Gas Distribution and other Michigan utilities are exploring opportunities to share the cost of common, duplicative functions in order to obtain greater efficiencies and increase customer value.

DISCONTINUED OPERATIONS

In June 1996, MCN completed the sale of its computer operations subsidiary, Genix, to Affiliated Computer Services, Inc., resulting in an after-tax gain of $36.2 million. Although Genix had experienced significant growth in revenues and operating income, MCN's focused strategy is to invest in energy-related projects that generate higher rates of return.

CAPITAL RESOURCES AND LIQUIDITY

OPERATING ACTIVITIES

MCN's cash flow from operating activities increased $92.8 million during the 1997 nine-month period from the comparable 1996 period. The increase was due primarily to lower working capital requirements and higher income, after adjusting for depreciation, deferred taxes and the gains on sale of Genix and DIGP interests (Notes 2d and 2e). The lower working capital requirements resulted principally from lower balances in accounts receivable, unbilled revenues and gas cost recovery revenues.

FINANCING ACTIVITIES

In June 1997, MCN sold 9,775,000 shares of common stock in a public offering, generating net proceeds of $276.6 million (Note 3d). Proceeds from this issuance were used to fund capital expenditures, to repay short-term obligations and for general corporate purposes.

In June 1997, MCN issued, through wholly owned trusts, 100,000 Private Institutional Trust Securities and 100,000 Single Point Remarketed Reset Capital Securities (Note 3c). Net proceeds of $199.1 million from these issuances were invested by MCN in its Diversified Energy group and were used to reduce short-term debt incurred to fund capital investments. The securities are currently rated the equivalent of "A-"or "baa1" by the major rating agencies.

In March 1997, MCN issued 2,645,000 FELINE PRIDES, generating net proceeds of $127.4 million (Note 3b). Proceeds from the issuance were used to reduce short-term debt incurred by the Diversified Energy group to fund capital investments and for general corporate purposes. The FELINE PRIDES are currently rated the equivalent of "BBB+" by the major rating agencies.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

MCN issues new shares of common stock pursuant to its Dividend Reinvestment and Stock Purchase Plan and various employee benefit plans. During 1997, MCN anticipates the issuance of new shares of common stock pursuant to these plans, generating approximately $19 million. For the nine months ended September 1997, issuances under these plans generated proceeds of $14 million.

DIVERSIFIED ENERGY

In June 1997, MCNIC repaid $30 million of senior debt on its stated maturity date.

In January 1997, MCNIC issued $150 million of medium-term notes, using the proceeds to repay short-term debt and for general corporate purposes.

MCNIC has established credit lines for borrowings of up to $100 million under a 364-day revolving credit facility and up to $300 million under a three-year revolving credit facility, both of which expire in July 1998. These facilities support MCNIC's $400 million commercial paper program, which is used to finance capital investments of the Diversified Energy group and working capital requirements of its gas marketing operations. During the first nine months of 1997, MCNIC repaid $329.8 million of commercial paper. At September 30, 1997, there were no borrowings outstanding under this program.

GAS DISTRIBUTION

Cash and cash equivalents normally increase and short-term debt is reduced in the first part of each year as gas inventories are depleted and funds are received from winter heating sales. During the latter part of the year, cash and cash equivalents normally decrease as funds are used to finance increases in gas inventories and customer accounts receivable. To meet its seasonal short-term borrowing needs, MichCon normally issues commercial paper that is backed by credit lines with several banks. MichCon has established credit lines to allow for borrowings of up to $150 million under a 364-day revolving credit facility and up to $150 million under a three-year revolving credit facility, both of which expire in July 1998. During the first nine months of 1997, MichCon repaid $176.7 million of commercial paper. At September 30, 1997, commercial paper of $61.6 million was outstanding under this program.

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

During the second quarter of 1997, MichCon redeemed $17 million of long-term debt prior to maturity. MichCon also repaid $50 million of first mortgage bonds on its stated maturity date in May 1997.

INVESTING ACTIVITIES

Capital investments increased $121 million (25%) in the 1997 nine-month period over the same period in 1996. The 1997 investments include higher levels of investments in E&P properties and joint venture pipeline facilities, as well as the acquisition of an interest in Indian power generation projects and a domestic cogeneration facility. The 1996 investments include the DIGP acquisition (Note 2d).

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

In the 1997 nine-month period, MCN sold E&P assets for approximately $38.6 million. In the 1996 nine-month period, MCN completed the sale of Genix and an interest in DIGP, resulting in proceeds of $173.5 million (Notes 2d and 2e). Proceeds from these sales were used to reduce debt incurred to fund Diversified Energy's capital investments.

                                                                 9 MONTHS
                                                              ---------------
                                                               1997     1996
                                                              ------   ------
CAPITAL INVESTMENTS (in Millions)
Consolidated Capital Expenditures:
  Diversified Energy........................................  $261.5   $253.6
  Gas Distribution..........................................    99.1    148.2
  Discontinued Operations...................................      --      6.5
                                                              ------   ------
                                                               360.6    408.3
                                                              ------   ------
MCN's Share of Joint Venture Capital Expenditures:
  Pipelines & Processing....................................    70.3       .9
  Energy Marketing, Gas Storage & Power Generation..........    10.0      1.2
  Other.....................................................     2.5      3.6
                                                              ------   ------
                                                                82.8      5.7
                                                              ------   ------
Acquisitions (Note 2)*......................................   170.2     78.6
                                                              ------   ------
Total Capital Investments...................................  $613.6   $492.6
                                                              ======   ======

* Includes MCN's share of GTEC debt existing at the date of acquisition (Note
2b)

OUTLOOK

Capital investments in 1997 are expected to approximate $1.1 billion -- MCN's strategic direction is to grow significantly by investing in a portfolio of energy-related projects. For 1997, MCN anticipates investing approximately $900 million in Diversified Energy and the remainder in Gas Distribution. Within Diversified Energy, approximately $400 million will be invested in E&P projects for drilling operations and the acquisition of additional oil and gas properties. Diversified Energy will invest the remaining $500 million in gas gathering, gas processing and power generation projects.

As MCN continues to pursue its strategy of diversifying through a portfolio of energy-related projects, it will routinely evaluate the value and strategic benefits of selling its assets. MCN is negotiating the sale of certain Diversified Energy assets to unlock their appreciated value. Proceeds from any sale will be used to acquire or develop other energy-related assets and therefore capital investments would be increased accordingly.

The proposed level of investments for the remainder of 1997, and over the next several years, increases capital requirements materially in excess of internally generated funds and will require the issuance of additional debt and equity securities. MCN's actual capital requirements and general market conditions will dictate the timing and amount of future issuances. It is management's opinion that MCN and its subsidiaries will have sufficient capital resources, both internal and external, to meet anticipated capital requirements.

In August 1997, President Clinton signed a law that will reduce taxes collected by the United States over the next five years. Although the law is not expected to significantly change MCN's tax expense, it will have an impact on the timing of tax payments. It is anticipated that beginning in the year 2000 MCN will realize an increasing benefit in cash flows from a deferral in taxes paid as a result of this legislation.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Concluded)

NEW ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," and SFAS No. 129, "Disclosure of Information about Capital Structure," which are effective for MCN's year-end 1997 financial statements. SFAS No. 128 simplifies the standards for computing earnings per share (EPS), replaces primary EPS with a newly defined basic EPS and modifies the computation of diluted EPS. SFAS No. 129 continues previous requirements to disclose certain information about an entity's capital structure. MCN does not expect the application of these statements to have a material effect on its financial statements.

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which are effective for financial statements for periods beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components. SFAS No. 131 establishes standards for reporting information about operating segments in annual and interim financial statements. MCN is evaluating the effect of applying these statements.

In 1996, the Emerging Issues Task Force of the FASB reached a consensus that the cost associated with modifying internal use software for the year 2000 should be expensed as incurred. MCN has established processes for evaluating and managing the risks and costs associated with this issue on the financial position and results of operations of MCN and its subsidiaries. MCN is assessing the extent of necessary modifications to its computer software, as well as that of its partners, suppliers and operators.

FORWARD LOOKING STATEMENTS

The Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve certain risks and uncertainties that may cause actual future results to differ materially from those contemplated, projected, estimated or budgeted in such forward-looking statements. Factors that may impact forward-looking statements include, but are not limited to, the following: (i) the effects of weather and other natural phenomena; (ii) increased competition from other energy suppliers as well as alternative forms of energy; (iii) the capital intensive nature of MCN's business; (iv) economic climate and growth in the geographic areas in which MCN does business; (v) the uncertainty of gas and oil reserve estimates; (vi) the timing and extent of changes in commodity prices for natural gas, electricity and crude oil; (vii) the nature, availability and projected profitability of potential projects and other investments available to MCN; (viii) conditions of capital markets and equity markets; (ix) changes in the economic and political climate and currencies of foreign countries where MCN has invested or may invest in the future and (x) the effects of changes in governmental policies and regulatory actions, including income taxes, environmental compliance and authorized rates.

                     MCN ENERGY GROUP INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                 THREE MONTHS ENDED       NINE MONTHS ENDED        TWELVE MONTHS ENDED
                                                   SEPTEMBER 30,            SEPTEMBER 30,             SEPTEMBER 30,
                                                --------------------   -----------------------   -----------------------
                                                  1997        1996        1997         1996         1997         1996
                                                --------    --------   ----------   ----------   ----------   ----------
OPERATING REVENUES............................  $327,817    $243,311   $1,504,503   $1,388,413   $2,113,358   $1,904,523
                                                --------    --------   ----------   ----------   ----------   ----------
OPERATING EXPENSES
  Cost of gas.................................   174,141     111,674      873,706      823,171    1,244,113    1,117,022
  Operation and maintenance...................    90,678      88,703      284,364      263,135      393,209      362,642
  Depreciation, depletion and amortization....    45,904      37,676      134,845      107,994      172,841      139,278
  Property and other taxes....................    16,241      16,224       57,469       55,640       76,256       71,033
                                                --------    --------   ----------   ----------   ----------   ----------
                                                 326,964     254,277    1,350,384    1,249,940    1,886,419    1,689,975
                                                --------    --------   ----------   ----------   ----------   ----------
OPERATING INCOME (LOSS).......................       853     (10,966)     154,119      138,473      226,939      214,548
                                                --------    --------   ----------   ----------   ----------   ----------
EQUITY IN EARNINGS OF JOINT VENTURES..........    17,349       2,903       42,180       11,788       48,259       13,144
                                                --------    --------   ----------   ----------   ----------   ----------
OTHER INCOME AND (DEDUCTIONS)
  Interest income.............................     2,313       2,018        6,689        5,167        8,756        6,812
  Interest on long-term debt..................   (18,128)    (17,336)     (58,179)     (49,861)     (74,835)     (62,513)
  Other interest expense......................      (332)       (465)      (6,956)      (7,300)     (10,920)     (11,356)
  Dividends on preferred securities of
    subsidiaries..............................    (9,778)     (3,579)     (21,336)      (8,286)     (25,424)     (10,683)
  Gains related to DIGP (Note 2d).............     2,398         498        2,398        3,986        4,796        3,986
  Minority interest...........................      (547)       (350)      (1,514)      (1,086)      (1,487)      (1,748)
  Other.......................................     2,836         458        5,416         (537)       3,333       (1,879)
                                                --------    --------   ----------   ----------   ----------   ----------
                                                 (21,238)    (18,756)     (73,482)     (57,917)     (95,781)     (77,381)
                                                --------    --------   ----------   ----------   ----------   ----------
INCOME (LOSS) FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES.........................    (3,036)    (26,819)     122,817       92,344      179,417      150,311
INCOME TAX PROVISION (BENEFIT)................    (4,255)    (13,416)      30,753       21,486       45,642       38,897
                                                --------    --------   ----------   ----------   ----------   ----------
INCOME (LOSS) FROM CONTINUING OPERATIONS......     1,219     (13,403)      92,064       70,858      133,775      111,414
                                                --------    --------   ----------   ----------   ----------   ----------
DISCONTINUED OPERATIONS, NET OF TAXES (Note
  2e)
  Income from operations......................        --          --           --        1,595           --        2,520
  Gain on sale................................        --          --           --       36,176           --       36,176
                                                --------    --------   ----------   ----------   ----------   ----------
                                                      --          --           --       37,771           --       38,696
                                                --------    --------   ----------   ----------   ----------   ----------
NET INCOME (LOSS).............................  $  1,219    $(13,403)  $   92,064   $  108,629   $  133,775   $  150,110
                                                ========    ========   ==========   ==========   ==========   ==========
EARNINGS (LOSS) PER SHARE
  Continuing operations.......................  $    .02    $   (.20)  $     1.29   $     1.06   $     1.90   $     1.67
                                                --------    --------   ----------   ----------   ----------   ----------
  Discontinued operations (Note 2e)
    Income from operations....................        --          --           --          .03           --          .04
    Gain on sale..............................        --          --           --          .54           --          .54
                                                --------    --------   ----------   ----------   ----------   ----------
                                                      --          --           --          .57           --          .58
                                                --------    --------   ----------   ----------   ----------   ----------
                                                $    .02    $   (.20)  $     1.29   $     1.63   $     1.90   $     2.25
                                                ========    ========   ==========   ==========   ==========   ==========
AVERAGE COMMON SHARES OUTSTANDING.............    78,026      67,073       71,289       66,845       70,268       66,711
                                                ========    ========   ==========   ==========   ==========   ==========
DIVIDENDS DECLARED PER SHARE..................  $  .2425    $  .2325   $    .7275   $    .6975   $    .9700   $    .9300
                                                ========    ========   ==========   ==========   ==========   ==========

            CONSOLIDATED STATEMENT OF RETAINED EARNINGS (UNAUDITED)
                                 (IN THOUSANDS)

                                                 THREE MONTHS ENDED      NINE MONTHS ENDED      TWELVE MONTHS ENDED
                                                   SEPTEMBER 30,           SEPTEMBER 30,           SEPTEMBER 30,
                                                --------------------    --------------------    --------------------
                                                  1997        1996        1997        1996        1997        1996
                                                --------    --------    --------    --------    --------    --------
BALANCE -- Beginning of period................  $362,570    $309,467    $305,352    $218,425    $280,478    $192,353
ADD -- Net income (loss)......................     1,219     (13,403)     92,064     108,629     133,775     150,110
                                                --------    --------    --------    --------    --------    --------
                                                 363,789     296,064     397,416     327,054     414,253     342,463
DEDUCT -- Cash dividends......................    19,300      15,586      52,927      46,576      69,764      61,985
                                                --------    --------    --------    --------    --------    --------
BALANCE -- End of period......................  $344,489    $280,478    $344,489    $280,478    $344,489    $280,478
                                                ========    ========    ========    ========    ========    ========

The notes to the consolidated financial statements are an integral part of these statements.

                     MCN ENERGY GROUP INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF FINANCIAL POSITION (UNAUDITED)
                                 (IN THOUSANDS)

                                                                     SEPTEMBER 30,          DECEMBER 31,
                                                                ------------------------    ------------
                                                                   1997          1996           1996
                                                                ----------    ----------    ------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents, at cost (which approximates
    market value)...........................................    $   41,251    $   33,682     $   30,462
  Accounts receivable, less allowance for doubtful accounts
    of $16,819, $14,699 and $18,487, respectively...........       261,774       210,370        362,596
  Accrued unbilled revenues.................................        22,258        22,429        108,509
  Accrued gas cost recovery revenues........................            --        33,585         27,672
  Gas in inventory..........................................       124,097       153,610         79,161
  Property taxes assessed applicable to future periods......        27,712        24,455         62,966
  Gas receivable............................................         7,622        14,687         18,062
  Other.....................................................        41,573        22,731         34,800
                                                                ----------    ----------     ----------
                                                                   526,287       515,549        724,228
                                                                ----------    ----------     ----------
DEFERRED CHARGES AND OTHER ASSETS
  Investment in and advances to joint ventures..............       450,011       186,446        265,388
  Deferred swap losses and receivables (Note 5).............        45,888        47,364         65,051
  Deferred postretirement benefit costs.....................           662         7,809          5,559
  Deferred environmental costs..............................        30,134        31,016         31,233
  Prepaid benefit costs.....................................        65,708        49,161         59,248
  Other.....................................................       101,533        94,804        100,341
                                                                ----------    ----------     ----------
                                                                   693,936       416,600        526,820
                                                                ----------    ----------     ----------
PROPERTY, PLANT AND EQUIPMENT, at cost
  Exploration & Production..................................     1,198,996       819,806        981,901
  Pipelines & Processing....................................        29,180        26,860         27,895
  Gas Distribution..........................................     2,764,762     2,629,067      2,689,039
  Other.....................................................        19,921        16,907         18,722
                                                                ----------    ----------     ----------
                                                                 4,012,859     3,492,640      3,717,557
  Less -- Accumulated depreciation and depletion............     1,449,830     1,299,398      1,335,201
                                                                ----------    ----------     ----------
                                                                 2,563,029     2,193,242      2,382,356
                                                                ----------    ----------     ----------
                                                                $3,783,252    $3,125,391     $3,633,404
                                                                ==========    ==========     ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable..........................................    $  203,023    $  213,702     $  317,922
  Notes payable (Note 4)....................................        75,797       227,093        336,126
  Current portion of long-term debt and capital lease
    obligations.............................................        29,961        84,704         84,747
  Federal income, property and other taxes payable..........        44,165        43,999         97,646
  Customer deposits.........................................        14,045        10,805         12,881
  Other.....................................................        90,566        90,444         97,873
                                                                ----------    ----------     ----------
                                                                   457,557       670,747        947,195
                                                                ----------    ----------     ----------
DEFERRED CREDITS AND OTHER LIABILITIES
  Accumulated deferred income taxes.........................       161,697       152,103        149,838
  Unamortized investment tax credit.........................        33,514        35,389         34,919
  Tax benefits amortizable to customers.....................       123,746       113,112        116,496
  Deferred swap gains and payables (Note 5).................        42,824        41,244         48,365
  Accrued environmental costs...............................        35,000        35,000         35,000
  Minority interest.........................................        17,532        18,791         17,911
  Other.....................................................        66,811        99,232         73,263
                                                                ----------    ----------     ----------
                                                                   481,124       494,871        475,792
                                                                ----------    ----------     ----------
LONG-TERM DEBT, including capital lease obligations (Note
  3a).......................................................     1,220,394     1,054,144      1,252,040
                                                                ----------    ----------     ----------
MCN-OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF
  SUBSIDIARIES HOLDING SOLELY DEBENTURES OF MCN (Notes 3b
  and 3c)...................................................       505,048       173,760        173,809
                                                                ----------    ----------     ----------
COMMITMENTS AND CONTINGENCIES (Note 6)
COMMON SHAREHOLDERS' EQUITY (Note 3d)
  Common stock..............................................           781           672            673
  Additional paid-in capital................................       795,923       465,776        493,469
  Retained earnings.........................................       344,489       280,478        305,352
  Yield enhancement, contract and issuance costs (Note
    3b).....................................................       (22,036)      (14,524)       (14,492)
  Unearned compensation.....................................           (28)         (533)          (434)
                                                                ----------    ----------     ----------
                                                                 1,119,129       731,869        784,568
                                                                ----------    ----------     ----------
                                                                $3,783,252    $3,125,391     $3,633,404
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

                     MCN ENERGY GROUP INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                              ---------------------
                                                                1997        1996
                                                              ---------   ---------
CASH FLOW FROM OPERATING ACTIVITIES
  Net income................................................  $  92,064   $ 108,629
  Adjustments to reconcile net income to net cash provided
    from operating activities
    Depreciation, depletion and amortization
      Per statement of income...............................    134,845     107,994
      Charged to other accounts.............................      5,695       9,103
    Deferred income taxes -- current........................    (27,410)     (5,863)
    Deferred income taxes and investment tax credit, net....     17,704      23,243
    Gains related to DIGP and Genix, net of taxes (Notes 2d
     and 2e)................................................     (1,560)    (38,767)
    Equity in earnings of joint ventures, net of
     distributions..........................................    (12,054)     (2,206)
    Other...................................................     (1,897)       (987)
    Changes in assets and liabilities, exclusive of changes
     shown separately.......................................     78,036      (8,538)
                                                              ---------   ---------
         Net cash provided from operating activities........    285,423     192,608
                                                              ---------   ---------
CASH FLOW FROM FINANCING ACTIVITIES
  Notes payable, net........................................   (257,929)    (18,542)
  Common stock dividends paid...............................    (52,927)    (46,576)
  Issuance of common stock (Note 3d)........................    290,626      13,408
  Issuance of preferred securities (Notes 3b and 3c)........    326,521      77,218
  Issuance of long-term debt (Note 3a)......................    273,241     398,540
  Long-term commercial paper, net...........................   (261,822)   (256,630)
  Retirement of long-term debt..............................   (106,073)     (6,839)
  Other.....................................................         --      (6,281)
                                                              ---------   ---------
         Net cash provided from financing activities........    211,637     154,298
                                                              ---------   ---------
CASH FLOW FROM INVESTING ACTIVITIES
  Capital expenditures......................................   (359,023)   (401,518)
  Acquisitions (Notes 2b, 2c and 2d)........................   (128,206)    (78,620)
  Sale of Genix (Note 2e)...................................         --     137,500
  Investment in joint ventures..............................    (67,352)     (9,942)
  Sale of investment in joint ventures (Note 2d)............         --      36,000
  Return of investment in joint ventures....................      8,939          --
  Sale of E&P property and equipment........................     38,604         621
  Other.....................................................     20,767     (16,524)
                                                              ---------   ---------
         Net cash used for investing activities.............   (486,271)   (332,483)
                                                              ---------   ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS...................     10,789      14,423
CASH AND CASH EQUIVALENTS, JANUARY 1........................     30,462      19,259
                                                              ---------   ---------
CASH AND CASH EQUIVALENTS, SEPTEMBER 30.....................  $  41,251   $  33,682
                                                              =========   =========
CHANGES IN ASSETS AND LIABILITIES, EXCLUSIVE OF CHANGES
  SHOWN SEPARATELY
  Accounts receivable, net..................................  $  99,357   $  84,104
  Accrued unbilled revenues.................................     86,251      69,981
  Accrued/deferred gas cost recovery revenues...............     28,318     (34,163)
  Gas in inventory..........................................    (44,936)    (81,847)
  Accounts payable..........................................   (114,899)      4,646
  Federal income, property and other taxes payable..........    (53,481)    (72,394)
  Other current assets and liabilities......................     58,928      43,889
  Deferred assets and liabilities...........................     18,498     (22,754)
                                                              ---------   ---------
                                                              $  78,036   $  (8,538)
                                                              =========   =========
SUPPLEMENTAL DISCLOSURES
  Cash paid during the year for:
    Interest, net of amounts capitalized....................  $  82,470   $  53,152
    Federal income taxes....................................     22,500      18,434
  Noncash investing activities:
    Property purchased under capital leases.................  $   1,616   $   6,765

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

2. ACQUISITIONS AND DISPOSITIONS

     A. PHILIPPINE INVESTMENT

     In October 1997, MCN reached an agreement in principle to acquire a minority interest in an independent power producer based in the Philippines. MCN advanced approximately $46,000,000 to the independent power producer pending negotiation of the final terms of the purchase agreement.

     B. TORRENT POWER PRIVATE LIMITED

     In March 1997, MCN acquired a 40% interest in Torrent Power Private Limited
     (TPPL), an India joint venture that holds minority interests in electric companies and power generation facilities located in the state of Gujarat, India. The total cost of the acquisition was approximately $57,000,000, of which $50,400,000 was paid through June 1997. The remainder is expected to be paid in early 1998. Specifically, at the acquisition date, the joint venture had a 21% interest in Ahmedabad Electricity Company Limited (AEC), a 43% interest in Surat Electricity Company Limited (SEC) and a 30% interest in Gujarat Torrent Energy Corporation (GTEC). AEC serves the city of Ahmedabad and has 550 MW of electric generating capacity. SEC provides electricity to the city of Surat. GTEC is currently constructing a 655 MW dual fuel generation facility, the first phase of which became operational in October 1997, and the entire facility is expected to be fully completed by the end of 1998. In addition to equity investments, the construction of this facility will be funded through nonrecourse project financing of which the portion attributable to MCN's existing interest will be approximately $60,000,000.

     In June 1997, MCN entered into an agreement to purchase preference shares in TPPL to meet TPPL's cash requirements to acquire additional interests in AEC and GTEC. In August 1997, TPPL acquired an additional 10% interest in AEC for $21,000,000. In October 1997, TPPL acquired an additional 5% interest in AEC for approximately $10,800,000 as well as an additional 12% interest in GTEC for approximately $24,100,000. TPPL is currently negotiating to acquire further interests in AEC and GTEC.

     C. MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP

     During the second quarter of 1997, MCN purchased an 18% general partnership interest in Midland Cogeneration Venture Limited Partnership (MCV), a partnership that leases and operates a cogeneration facility in Midland, Michigan. The facility can produce up to 1,370 MW of electricity, as well as 1.35 million pounds per hour of process steam. The investment totaled $54,750,000 and is accounted for under the equity method. In September 1997, MCV changed its method of accounting for property taxes. As a result, MCN's pre-tax income from MCV was favorably impacted by $2,800,000.

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

     E. THE GENIX GROUP, INC.

     As discussed in MCN's 1996 Annual Report on Form 10-K, MCN completed the sale of its computer operations subsidiary, The Genix Group, Inc., to Affiliated Computer Services, Inc. in June 1996, resulting in an after-tax gain of $36,176,000.

3. CAPITALIZATION

     A. LONG-TERM DEBT

     The following long-term debt was issued during the first nine months of 1997 (in thousands):

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
          ----------------------------------------------------------

     During April 1997, MichCon subsidiaries borrowed $40,000,000 under a nonrecourse credit agreement. Under the terms of the agreement, certain alternative variable interest rates are available at the borrowers' option during the life of the agreement. Quarterly principal payments commenced in June 1997 with the final installment due November 2005. The loan is secured by a pledge of the stock of the borrowers and a security interest in certain of their assets. MichCon may be required to provide limited support under the credit agreement in certain circumstances. As of September 30, 1997, $37,600,000 was outstanding at a weighted average interest rate of 6.34%.

     MichCon entered into variable interest rate swap agreements with notional principal amounts aggregating $80,000,000 in connection with the first mortgage bonds issued in May 1997. Swap agreements of $40,000,000 through May 2002 have reduced the average cost of debt from 7.31% to 6.32% for the five months ended September 30, 1997. Swap agreements of $40,000,000 through May 2005 have reduced the average cost of debt from 7.06% to 5.91% for the five months ended September 30, 1997.

     In the second quarter of 1997, MichCon redeemed early $5,000,000 of 9.5% first mortgage bonds and $12,000,000 of 9.75% unsecured notes. As discussed in MCN's 1996 Annual Report on Form 10-K, MichCon had a variable interest rate swap through April 2000 on the $12,000,000 unsecured notes. This agreement reduced the cost of debt of the fixed-rate unsecured notes from 9.75% to 5.77% for the nine months ended September 30, 1997. This swap has been redesignated as a hedge of other outstanding first mortgage bonds.

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

     The preferred securities are structured such that at a specified future date, the rate reset date, the securities may be remarketed with a new liquidation preference value of $25 per security. The annual dividend payment rate will be reset to reflect the lowest rate, less than or equal to a maximum rate, at which the securities can be remarketed at a price equal to their liquidation preference value. On the rate reset date, the terms of an equivalent amount of the MCN senior debentures will change to reflect the new terms of the remarketed preferred securities. The debentures will thereafter be subordinated and junior in right of payment to all senior obligations of MCN. The rate reset dates for the PRINTS and SPRRCS are anticipated to be June 1, 1998 and October 28, 1999, respectively.

     Prior to the rate reset date, holders of the PRINTS and SPRRCS are entitled to receive cumulative dividends at annual rates of 6.31% and 6.85% of the liquidation preference value, respectively. Dividends are in substance tax deductible by MCN and are payable semi-annually until the rate reset date, after which they will become payable quarterly. Financing costs were deferred and reflected as a reduction in the carrying value of the preferred securities. These costs are being amortized using the straight-line method over 40 years.

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

     In the event of default, holders of the preferred securities will be entitled to exercise and enforce the trust's creditor rights against MCN, which may include acceleration of the principal amount due on the debentures. MCN has issued guaranties with respect to payments on the preferred securities. These guaranties, when taken together with MCN's obligations under the debentures, the related indenture, and the trust documents, provide full and unconditional guaranties of the trusts' obligations under the preferred securities to the extent the trust has funds available therefor.

     In June 1997, MCN entered into a one-year variable interest rate swap agreement with a notional amount of $100,000,000. The swap agreement effectively reduced the PRINTS fixed dividend rate from 6.31% to 5.94% through September 30, 1997.

                     MCN ENERGY GROUP INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     D. COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL

     In June 1997, MCN sold 9,775,000 shares of new common stock in a public offering, generating net proceeds of $276,600,000.

     Under the MCN Shareholders' Rights Plan, one preferred share purchase right is attached to each outstanding share of common stock. In July 1997, the MCN Board of Directors amended the Plan which, among other changes, extended the expiration of the rights to July 2007. The rights, which cannot be traded separately from MCN's common stock, are designed to protect shareholders from coercive or unfair tactics and are therefore exercisable only upon certain triggering events.

4. LINES OF CREDIT

As discussed in MCN's 1996 Annual Report on Form 10-K, MichCon and MCNIC maintain credit lines that allow for borrowings of up to $250,000,000 under 364-day revolving credit facilities and up to $450,000,000 under three-year revolving credit facilities, both of which expire in July 1998. These credit lines, totaling $700,000,000, support their commercial paper programs. Commercial paper of $61,571,000 was outstanding under these lines as of September 30, 1997.

5. COMMODITY SWAP AGREEMENTS

As discussed in MCN's 1996 Annual Report on Form 10-K, MCN manages commodity price risk through the use of various derivative instruments and limits the use of such instruments to hedging activities. If MCN did not use derivative instruments, its exposure to such risk would be higher. Although this strategy reduces risk, it also limits potential gains from favorable changes in commodity prices. Natural gas and oil swap agreements are used to manage exposure to the risk of market price fluctuations on gas sale contracts and gas and oil production. Market value changes of swap contracts are recorded as deferred gains or losses until the hedged transactions are completed, at which time the realized gains or losses are included as adjustments to revenues. The offsets to the unrealized losses are recorded as deferred payables, and the offsets to the unrealized gains are recorded as deferred receivables.

The following assets and liabilities related to the use of gas and oil swap agreements are reflected in the Consolidated Statement of Financial Position:

                                                                  SEPTEMBER 30,       DECEMBER 31,
                                                                ------------------    ------------
(in Thousands)                                                   1997       1996          1996
                                                                -------    -------      -------
DEFERRED SWAP LOSSES AND RECEIVABLES
  Unrealized losses.........................................    $33,539    $13,642      $53,166
  Receivables...............................................     12,349     33,722       11,885
                                                                -------    -------      -------
                                                                $45,888    $47,364      $65,051
                                                                =======    =======      =======
DEFERRED SWAP GAINS AND PAYABLES
  Unrealized gains..........................................    $ 8,501    $29,822      $ 5,519
  Payables..................................................     49,317     22,778       64,641
                                                                -------    -------      -------
                                                                 57,818     52,600       70,160
  Less -- Current portion...................................     14,994     11,356       21,795
                                                                -------    -------      -------
                                                                $42,824    $41,244      $48,365
                                                                =======    =======      =======

                     MCN ENERGY GROUP INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. COMMITMENTS AND CONTINGENCIES

In July 1997, MCN's 50%-owned partnership, Washington 10 Storage Partnership (W-10), entered into a leveraged lease transaction to finance the conversion of a depleted natural gas reservoir into a 42 Bcf storage facility. The storage facility is expected to begin operations in mid-1999 and cost $160,000,000 to develop. MCN has entered into a contract with W-10 to market 100% of the capacity of the storage field through 2029. Under the terms of the marketing contract, MCN is obligated to generate sufficient revenues to cover W-10's lease payments and certain operating costs, which average approximately $16,000,000 annually. As of September 30, 1997, MCN has long-term contracts in place for approximately 40% of the field's capacity thereby reducing its commitments under the marketing contract. A significant portion of the remaining capacity is expected to be contracted by MCN's Energy Marketing operations, thereby enhancing its ability to offer a reliable gas supply during peak winter months.

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

7. CONSOLIDATING FINANCIAL STATEMENTS

Debt securities issued by MCNIC are subject to a support agreement between MCN and MCNIC, under which MCN has committed to make payments of interest and principal on MCNIC's securities in the event of failure to pay by MCNIC. Under the terms of the support agreement, the assets of MCN, other than MichCon, and any cash dividends paid to MCN by any of its subsidiaries are available as recourse to holders of MCNIC's securities. The carrying value of MCN's assets on an unconsolidated basis, primarily investments in its subsidiaries other than MichCon, is $1,089,411,000 at September 30, 1997.

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

                 CONSOLIDATING STATEMENTS OF INCOME (UNAUDITED)
                                 (IN THOUSANDS)

                                                        MCN                                    ELIMINATIONS
                                                     AND OTHER                                      AND           CONSOLIDATED
                                                    SUBSIDIARIES     MCNIC       MICHCON     RECLASSIFICATIONS       TOTALS
                                                    ------------    --------    ---------    -----------------    ------------
                                                                      THREE MONTHS ENDED SEPTEMBER 30, 1997
                                                    --------------------------------------------------------------------------
OPERATING REVENUES..............................      $  1,853      $208,649    $119,114         $ (1,799)          $327,817
                                                      --------      --------    --------         --------           --------
OPERATING EXPENSES
  Cost of gas...................................         1,050       146,284      27,848           (1,041)           174,141
  Operation and maintenance.....................         1,217        26,410      63,809             (758)            90,678
  Depreciation, depletion and amortization......           578        19,167      26,159               --             45,904
  Property and other taxes......................           321         3,253      12,667               --             16,241
                                                      --------      --------    --------         --------           --------
                                                         3,166       195,114     130,483           (1,799)           326,964
                                                      --------      --------    --------         --------           --------
OPERATING INCOME (LOSS).........................        (1,313)       13,535     (11,369)              --                853
                                                      --------      --------    --------         --------           --------
EQUITY IN EARNINGS OF JOINT VENTURES AND
  SUBSIDIARIES..................................         2,463        16,960         212           (2,286)            17,349
                                                      --------      --------    --------         --------           --------
OTHER INCOME AND (DEDUCTIONS)
  Interest income...............................        10,819         1,460       1,144          (11,110)             2,313
  Interest on long-term debt....................            88        (6,557)    (11,659)              --            (18,128)
  Other interest expense........................          (252)      (10,190)     (1,033)          11,143               (332)
  Dividends on preferred securities of
    subsidiaries................................            --            --          --           (9,778)            (9,778)
  Gains related to DIGP.........................            --         2,398          --               --              2,398
  Minority interest.............................            --           (24)       (523)              --               (547)
  Other.........................................            28         2,042         766               --              2,836
                                                      --------      --------    --------         --------           --------
                                                        10,683       (10,871)    (11,305)          (9,745)           (21,238)
                                                      --------      --------    --------         --------           --------
INCOME (LOSS) BEFORE INCOME TAXES...............        11,833        19,624     (22,462)         (12,031)            (3,036)
INCOME TAX PROVISION (BENEFIT)..................           163         2,008      (6,426)              --             (4,255)
                                                      --------      --------    --------         --------           --------
NET INCOME (LOSS)...............................        11,670        17,616     (16,036)         (12,031)             1,219
DIVIDENDS ON PREFERRED SECURITIES...............         9,778            --          --           (9,778)                --
                                                      --------      --------    --------         --------           --------
NET INCOME (LOSS) AVAILABLE FOR COMMON STOCK....      $  1,892      $ 17,616    $(16,036)        $ (2,253)          $  1,219
                                                      ========      ========    ========         ========           ========

                                                                      THREE MONTHS ENDED SEPTEMBER 30, 1996
                                                    --------------------------------------------------------------------------
OPERATING REVENUES..............................      $  1,726      $125,713    $117,251         $ (1,379)          $243,311
                                                      --------      --------    --------         --------           --------
OPERATING EXPENSES
  Cost of gas...................................           964        82,474      29,163             (927)           111,674
  Operation and maintenance.....................           416        20,011      68,727             (451)            88,703
  Depreciation, depletion and amortization......           488        12,358      24,830               --             37,676
  Property and other taxes......................           418         2,645      13,161               --             16,224
                                                      --------      --------    --------         --------           --------
                                                         2,286       117,488     135,881           (1,378)           254,277
                                                      --------      --------    --------         --------           --------
OPERATING INCOME (LOSS).........................          (560)        8,225     (18,630)              (1)           (10,966)
                                                      --------      --------    --------         --------           --------
EQUITY IN EARNINGS (LOSS) OF JOINT VENTURES AND
  SUBSIDIARIES..................................       (12,166)        2,611         203           12,255              2,903
                                                      --------      --------    --------         --------           --------
OTHER INCOME AND (DEDUCTIONS)
  Interest income...............................         3,689           582       1,401           (3,654)             2,018
  Interest on long-term debt....................            (1)       (6,322)    (10,313)            (700)           (17,336)
  Other interest expense........................          (136)       (2,765)     (1,217)           3,653               (465)
  Dividends on preferred securities of
    subsidiaries................................            --            --          --           (3,579)            (3,579)
  Gains related to DIGP.........................            --           498          --               --                498
  Minority interest.............................            --           (19)       (332)               1               (350)
  Other.........................................            15          (221)        (36)             700                458
                                                      --------      --------    --------         --------           --------
                                                         3,567        (8,247)    (10,497)          (3,579)           (18,756)
                                                      --------      --------    --------         --------           --------
INCOME (LOSS) BEFORE INCOME TAXES...............        (9,159)        2,589     (28,924)           8,675            (26,819)
INCOME TAX PROVISION (BENEFIT)..................             9        (2,938)    (10,487)              --            (13,416)
                                                      --------      --------    --------         --------           --------
NET INCOME (LOSS)...............................        (9,168)        5,527     (18,437)           8,675            (13,403)
DIVIDENDS ON PREFERRED SECURITIES...............         3,579            --          --           (3,579)                --
                                                      --------      --------    --------         --------           --------
NET INCOME (LOSS) AVAILABLE FOR COMMON STOCK....      $(12,747)     $  5,527    $(18,437)        $ 12,254           $(13,403)
                                                      ========      ========    ========         ========           ========

                 CONSOLIDATING STATEMENTS OF INCOME (UNAUDITED)
                                 (IN THOUSANDS)

                                                          MCN                                ELIMINATIONS
                                                       AND OTHER                                  AND          CONSOLIDATED
                                                      SUBSIDIARIES    MCNIC     MICHCON    RECLASSIFICATIONS      TOTALS
                                                      ------------   --------   --------   -----------------   ------------
                                                                      NINE MONTHS ENDED SEPTEMBER 30, 1997
                                                      ---------------------------------------------------------------------
OPERATING REVENUES..................................    $ 11,943     $645,990   $856,359       $  (9,789)       $1,504,503
                                                        --------     --------   --------       ---------        ----------
OPERATING EXPENSES
  Cost of gas.......................................       6,479      459,662   414,152           (6,587)          873,706
  Operation and maintenance.........................       1,873       78,385   207,308           (3,202)          284,364
  Depreciation, depletion and amortization..........       1,705       55,056    78,084               --           134,845
  Property and other taxes..........................       1,350        9,517    46,602               --            57,469
                                                        --------     --------   --------       ---------        ----------
                                                          11,407      602,620   746,146           (9,789)        1,350,384
                                                        --------     --------   --------       ---------        ----------
OPERATING INCOME....................................         536       43,370   110,213               --           154,119
                                                        --------     --------   --------       ---------        ----------
EQUITY IN EARNINGS OF JOINT VENTURES AND
  SUBSIDIARIES......................................      94,445       39,444       853          (92,562)           42,180
                                                        --------     --------   --------       ---------        ----------
OTHER INCOME AND (DEDUCTIONS)
  Interest income...................................      22,741        3,274     3,630          (22,956)            6,689
  Interest on long-term debt........................         300      (24,506)  (33,973)              --           (58,179)
  Other interest expense............................        (750)     (23,413)   (5,782)          22,989            (6,956)
  Dividends on preferred securities of
    subsidiaries....................................          --           --        --          (21,336)          (21,336)
  Gains related to DIGP.............................          --        2,398        --               --             2,398
  Minority interest.................................          --          (58)   (1,456)              --            (1,514)
  Other.............................................           1        4,752       663               --             5,416
                                                        --------     --------   --------       ---------        ----------
                                                          22,292      (37,553)  (36,918)         (21,303)          (73,482)
                                                        --------     --------   --------       ---------        ----------
INCOME BEFORE INCOME TAXES..........................     117,273       45,261    74,148         (113,865)          122,817
INCOME TAX PROVISION................................       1,729        1,964    27,060               --            30,753
                                                        --------     --------   --------       ---------        ----------
NET INCOME..........................................     115,544       43,297    47,088         (113,865)           92,064
DIVIDENDS ON PREFERRED SECURITIES...................      21,336           --        --          (21,336)               --
                                                        --------     --------   --------       ---------        ----------
NET INCOME AVAILABLE FOR COMMON STOCK...............    $ 94,208     $ 43,297   $47,088        $ (92,529)       $   92,064
                                                        ========     ========   ========       =========        ==========

                                                                        NINE MONTHS ENDED SEPTEMBER 30, 1996
                                                      ---------------------------------------------------------------------
OPERATING REVENUES..................................    $ 11,872     $514,725   $870,970       $  (9,154)       $1,388,413
                                                        --------     --------   --------       ---------        ----------
OPERATING EXPENSES
  Cost of gas.......................................       6,275      396,002   427,560           (6,666)          823,171
  Operation and maintenance.........................       1,230       55,683   208,710           (2,488)          263,135
  Depreciation, depletion and amortization..........       1,436       32,595    73,963               --           107,994
  Property and other taxes..........................       1,281        7,586    46,773               --            55,640
                                                        --------     --------   --------       ---------        ----------
                                                          10,222      491,866   757,006           (9,154)        1,249,940
                                                        --------     --------   --------       ---------        ----------
OPERATING INCOME....................................       1,650       22,859   113,964               --           138,473
                                                        --------     --------   --------       ---------        ----------
EQUITY IN EARNINGS OF JOINT VENTURES AND
  SUBSIDIARIES......................................     110,486       10,517       698         (109,913)           11,788
                                                        --------     --------   --------       ---------        ----------
OTHER INCOME AND (DEDUCTIONS)
  Interest income...................................       8,482        2,458     2,620           (8,393)            5,167
  Interest on long-term debt........................         (20)     (18,836)  (30,238)            (767)          (49,861)
  Other interest expense............................        (246)     (10,454)   (4,992)           8,392            (7,300)
  Dividends on preferred securities of
    subsidiaries....................................          --           --        --           (8,286)           (8,286)
  Gains related to DIGP.............................          --        3,986        --               --             3,986
  Minority interest.................................          --          (53)   (1,034)               1            (1,086)
  Other.............................................        (175)        (844)     (285)             767              (537)
                                                        --------     --------   --------       ---------        ----------
                                                           8,041      (23,743)  (33,929)          (8,286)          (57,917)
                                                        --------     --------   --------       ---------        ----------
INCOME FROM CONTINUING OPERATIONS BEFORE
  INCOME TAXES......................................     120,177        9,633    80,733         (118,199)           92,344
INCOME TAX PROVISION (BENEFIT)......................       1,318       (8,111)   28,279               --            21,486
                                                        --------     --------   --------       ---------        ----------
INCOME FROM CONTINUING OPERATIONS...................     118,859       17,744    52,454         (118,199)           70,858
                                                        --------     --------   --------       ---------        ----------
DISCONTINUED OPERATIONS, NET OF TAXES
  Income from operations............................          --        1,595        --               --             1,595
  Gain on sale......................................          --       36,176        --               --            36,176
                                                        --------     --------   --------       ---------        ----------
                                                              --       37,771        --               --            37,771
                                                        --------     --------   --------       ---------        ----------
NET INCOME..........................................     118,859       55,515    52,454         (118,199)          108,629
DIVIDENDS ON PREFERRED SECURITIES...................       8,268           --        18           (8,286)               --
                                                        --------     --------   --------       ---------        ----------
NET INCOME AVAILABLE FOR COMMON STOCK...............    $110,591     $ 55,515   $52,436        $(109,913)       $  108,629
                                                        ========     ========   ========       =========        ==========

                 CONSOLIDATING STATEMENTS OF INCOME (UNAUDITED)
                                 (IN THOUSANDS)

                                                      MCN                                  ELIMINATIONS
                                                   AND OTHER                                    AND          CONSOLIDATED
                                                  SUBSIDIARIES    MCNIC      MICHCON     RECLASSIFICATIONS      TOTALS
                                                  ------------   --------   ----------   -----------------   ------------
                                                                  TWELVE MONTHS ENDED SEPTEMBER 30, 1997
                                                  -----------------------------------------------------------------------
OPERATING REVENUES..............................    $ 17,540     $865,706   $1,244,174       $ (14,062)       $2,113,358
                                                    --------     --------   ----------       ---------        ----------
OPERATING EXPENSES
  Cost of gas...................................       9,859      621,000      623,186          (9,932)        1,244,113
  Operation and maintenance.....................       1,428      103,032      292,879          (4,130)          393,209
  Depreciation, depletion and amortization......       2,209       68,364      102,268              --           172,841
  Property and other taxes......................       2,203       12,462       61,591              --            76,256
                                                    --------     --------   ----------       ---------        ----------
                                                      15,699      804,858    1,079,924         (14,062)        1,886,419
                                                    --------     --------   ----------       ---------        ----------
OPERATING INCOME................................       1,841       60,848      164,250              --           226,939
                                                    --------     --------   ----------       ---------        ----------
EQUITY IN EARNINGS OF JOINT VENTURES AND
  SUBSIDIARIES..................................     136,327       44,842        1,041        (133,951)           48,259
                                                    --------     --------   ----------       ---------        ----------
OTHER INCOME AND (DEDUCTIONS)
  Interest income...............................      26,934        4,036        4,910         (27,124)            8,756
  Interest on long-term debt....................         434      (31,598)     (44,438)            767           (74,835)
  Other interest expense........................      (1,722)     (27,554)      (8,802)         27,158           (10,920)
  Dividends on preferred securities of
    subsidiaries................................          --           --           --         (25,424)          (25,424)
  Gains related to DIGP.........................          --        4,796           --              --             4,796
  Minority interest.............................          --          (76)      (1,410)             (1)           (1,487)
  Other.........................................         366        4,542         (808)           (767)            3,333
                                                    --------     --------   ----------       ---------        ----------
                                                      26,012      (45,854)     (50,548)        (25,391)          (95,781)
                                                    --------     --------   ----------       ---------        ----------
INCOME BEFORE INCOME TAXES......................     164,180       59,836      114,743        (159,342)          179,417
INCOME TAX PROVISION............................       2,225        3,150       40,267              --            45,642
                                                    --------     --------   ----------       ---------        ----------
NET INCOME......................................     161,955       56,686       74,476        (159,342)          133,775
DIVIDENDS ON PREFERRED SECURITIES...............      25,424           --           --         (25,424)               --
                                                    --------     --------   ----------       ---------        ----------
NET INCOME AVAILABLE FOR COMMON STOCK...........    $136,531     $ 56,686   $   74,476       $(133,918)       $  133,775
                                                    ========     ========   ==========       =========        ==========

                                                                    TWELVE MONTHS ENDED SEPTEMBER 30, 1996
                                                  -----------------------------------------------------------------------
OPERATING REVENUES..............................    $ 17,081     $662,941   $1,237,481       $ (12,980)       $1,904,523
                                                    --------     --------   ----------       ---------        ----------
OPERATING EXPENSES
  Cost of gas...................................       9,204      509,022      608,392          (9,596)        1,117,022
  Operation and maintenance.....................       1,869       71,776      292,381          (3,384)          362,642
  Depreciation, depletion and amortization......       1,871       41,304       96,103              --           139,278
  Property and other taxes......................       1,580        9,155       60,298              --            71,033
                                                    --------     --------   ----------       ---------        ----------
                                                      14,524      631,257    1,057,174         (12,980)        1,689,975
                                                    --------     --------   ----------       ---------        ----------
OPERATING INCOME................................       2,557       31,684      180,307              --           214,548
                                                    --------     --------   ----------       ---------        ----------
EQUITY IN EARNINGS OF JOINT VENTURES AND
  SUBSIDIARIES..................................     152,329       11,322          938        (151,445)           13,144
                                                    --------     --------   ----------       ---------        ----------
OTHER INCOME AND (DEDUCTIONS)
  Interest income...............................      10,880        3,303        3,839         (11,210)            6,812
  Interest on long-term debt....................         (33)     (22,064)     (39,921)           (495)          (62,513)
  Other interest expense........................        (260)     (14,238)      (7,620)         10,762           (11,356)
  Dividends on preferred securities of
    subsidiaries................................          --           --           --         (10,683)          (10,683)
  Gains related to DIGP.........................          --        3,986           --              --             3,986
  Minority interest.............................          --         (715)      (1,034)              1            (1,748)
  Other.........................................        (216)         478       (3,084)            943            (1,879)
                                                    --------     --------   ----------       ---------        ----------
                                                      10,371      (29,250)     (47,820)        (10,682)          (77,381)
                                                    --------     --------   ----------       ---------        ----------
INCOME FROM CONTINUING OPERATIONS BEFORE
  INCOME TAXES..................................     165,257       13,756      133,425        (162,127)          150,311
INCOME TAX PROVISION (BENEFIT)..................       2,011      (11,195)      48,082              (1)           38,897
                                                    --------     --------   ----------       ---------        ----------
INCOME FROM CONTINUING OPERATIONS...............     163,246       24,951       85,343        (162,126)          111,414
                                                    --------     --------   ----------       ---------        ----------
DISCONTINUED OPERATIONS, NET OF TAXES
  Income from operations........................          --        2,520           --              --             2,520
  Gain on sale..................................          --       36,176           --              --            36,176
                                                    --------     --------   ----------       ---------        ----------
                                                          --       38,696           --              --            38,696
                                                    --------     --------   ----------       ---------        ----------
NET INCOME......................................     163,246       63,647       85,343        (162,126)          150,110
DIVIDENDS ON PREFERRED SECURITIES...............      10,612           --           71         (10,683)               --
                                                    --------     --------   ----------       ---------        ----------
NET INCOME AVAILABLE FOR COMMON STOCK...........    $152,634     $ 63,647   $   85,272       $(151,443)       $  150,110
                                                    ========     ========   ==========       =========        ==========

           CONSOLIDATING STATEMENT OF FINANCIAL POSITION (UNAUDITED)
                                 (IN THOUSANDS)

                                                          MCN                                    ELIMINATIONS
                                                       AND OTHER                                      AND          CONSOLIDATED
                                                      SUBSIDIARIES     MCNIC       MICHCON     RECLASSIFICATIONS      TOTALS
                                                      ------------   ----------   ----------   -----------------   ------------
                                                                                 SEPTEMBER 30, 1997
                                                      -------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents, at cost................   $   75,064    $   28,037   $   12,148      $   (73,998)      $   41,251
  Accounts receivable...............................        8,020       161,255      120,322          (11,004)         278,593
    Less -- Allowance for doubtful accounts.........           70           645       16,104               --           16,819
                                                       ----------    ----------   ----------      -----------       ----------
  Accounts receivable, net..........................        7,950       160,610      104,218          (11,004)         261,774
  Accrued unbilled revenue..........................          286            --       21,972               --           22,258
  Gas in inventory..................................           --        27,564       96,533               --          124,097
  Property taxes assessed applicable to future
    periods.........................................          113           729       26,870               --           27,712
  Gas receivable....................................           --         7,622           --                             7,622
  Other.............................................        7,264         2,197       32,375             (263)          41,573
                                                       ----------    ----------   ----------      -----------       ----------
                                                           90,677       226,759      294,116          (85,265)         526,287
                                                       ----------    ----------   ----------      -----------       ----------
DEFERRED CHARGES AND OTHER ASSETS
  Investments in and advances to joint ventures and
    subsidiaries....................................    1,552,926       418,359       19,229       (1,540,503)         450,011
  Deferred swap losses and receivables..............           --        45,888           --               --           45,888
  Deferred postretirement benefit costs.............          662            --           --               --              662
  Deferred environmental costs......................        2,534            --       27,600               --           30,134
  Prepaid benefit costs.............................       (3,645)           --       71,345           (1,992)          65,708
  Other.............................................       10,397        39,063       55,209           (3,136)         101,533
                                                       ----------    ----------   ----------      -----------       ----------
                                                        1,562,874       503,310      173,383       (1,545,631)         693,936
                                                       ----------    ----------   ----------      -----------       ----------
PROPERTY, PLANT AND EQUIPMENT, at cost..............       36,279     1,234,927    2,741,653               --        4,012,859
  Less -- Accumulated depreciation and depletion....       12,505       133,484    1,303,841               --        1,449,830
                                                       ----------    ----------   ----------      -----------       ----------
                                                           23,774     1,101,443    1,437,812               --        2,563,029
                                                       ----------    ----------   ----------      -----------       ----------
                                                       $1,677,325    $1,831,512   $1,905,311      $(1,630,896)      $3,783,252
                                                       ==========    ==========   ==========      ===========       ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable..................................   $    4,142    $  118,352   $   92,051      $   (11,522)      $  203,023
  Notes payable.....................................           --        12,353      140,022          (76,578)          75,797
  Current portion of long-term debt and capital
    lease obligations...............................          365         1,497       28,099               --           29,961
  Federal income, property and other taxes
    payable.........................................        1,628         1,935       40,602               --           44,165
  Customer deposits.................................           18            --       14,026                1           14,045
  Other.............................................       19,046        14,946       56,921             (347)          90,566
                                                       ----------    ----------   ----------      -----------       ----------
                                                           25,199       149,083      371,721          (88,446)         457,557
                                                       ----------    ----------   ----------      -----------       ----------
DEFERRED CREDITS AND OTHER LIABILITIES
  Accumulated deferred income taxes.................       (2,684)       85,088       79,273               20          161,697
  Unamortized investment tax credit.................          309            --       33,206               (1)          33,514
  Tax benefits amortizable to customers.............          206            --      123,540               --          123,746
  Deferred swap gains and payables..................           --        42,824           --               --           42,824
  Accrued environmental costs.......................        3,000            --       32,000               --           35,000
  Minority interest.................................           --           605       16,927               --           17,532
  Other.............................................       11,353        18,916       38,553           (2,011)          66,811
                                                       ----------    ----------   ----------      -----------       ----------
                                                           12,184       147,433      323,499           (1,992)         481,124
                                                       ----------    ----------   ----------      -----------       ----------
LONG-TERM DEBT, including capital lease
  obligations.......................................           --       594,396      625,999               (1)       1,220,394
                                                       ----------    ----------   ----------      -----------       ----------
REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARIES.....      505,048            --           --               --          505,048
                                                       ----------    ----------   ----------      -----------       ----------
COMMON SHAREHOLDERS' EQUITY
  Common stock......................................          782             5       10,300          (10,306)             781
  Additional paid-in capital........................      797,938       776,167      230,399       (1,008,581)         795,923
  Retained earnings.................................      358,238       164,428      343,393         (521,570)         344,489
  Yield enhancement, contract and issuance costs....      (22,036)           --           --               --          (22,036)
  Unearned compensation.............................          (28)           --           --               --              (28)
                                                       ----------    ----------   ----------      -----------       ----------
                                                        1,134,894       940,600      584,092       (1,540,457)       1,119,129
                                                       ----------    ----------   ----------      -----------       ----------
                                                       $1,677,325    $1,831,512   $1,905,311      $(1,630,896)      $3,783,252
                                                       ==========    ==========   ==========      ===========       ==========

           CONSOLIDATING STATEMENT OF FINANCIAL POSITION (UNAUDITED)
                                 (IN THOUSANDS)

                                                          MCN                                    ELIMINATIONS
                                                       AND OTHER                                      AND          CONSOLIDATED
                                                      SUBSIDIARIES     MCNIC       MICHCON     RECLASSIFICATIONS      TOTALS
                                                      ------------   ----------   ----------   -----------------   ------------
                                                                                 SEPTEMBER 30, 1996
                                                      -------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents, at cost................    $     --     $   15,399   $   18,282       $       1        $   33,682
  Accounts receivable...............................       5,163         94,528      133,899          (8,521)          225,069
    Less -- Allowance for doubtful accounts.........          67            520       14,112              --            14,699
                                                        --------     ----------   ----------       ---------        ----------
  Accounts receivable, net..........................       5,096         94,008      119,787          (8,521)          210,370
  Accrued unbilled revenue..........................         232             --       22,197              --            22,429
  Accrued gas cost recovery revenues................          --             --       33,585              --            33,585
  Gas in inventory..................................          --         51,868      101,742              --           153,610
  Property taxes assessed applicable to future
    periods.........................................         107            892       23,456              --            24,455
  Gas receivable....................................          --         12,699        1,987               1            14,687
  Other.............................................       1,726          2,588       20,615          (2,198)           22,731
                                                        --------     ----------   ----------       ---------        ----------
                                                           7,161        177,454      341,651         (10,717)          515,549
                                                        --------     ----------   ----------       ---------        ----------
DEFERRED CHARGES AND OTHER ASSETS
  Investments in and advances to joint ventures and
    subsidiaries....................................     925,538        157,711       20,357        (917,160)          186,446
  Deferred swap losses and receivables..............          --         47,364           --              --            47,364
  Deferred postretirement benefit costs.............         706             --        7,103              --             7,809
  Deferred environmental costs......................       3,000             --       28,016              --            31,016
  Prepaid benefit costs.............................          --             --       54,103          (4,942)           49,161
  Other.............................................       8,321         37,309       48,660             514            94,804
                                                        --------     ----------   ----------       ---------        ----------
                                                         937,565        242,384      158,239        (921,588)          416,600
                                                        --------     ----------   ----------       ---------        ----------
PROPERTY, PLANT AND EQUIPMENT, at cost..............      30,404        853,141    2,609,095              --         3,492,640
  Less -- Accumulated depreciation and depletion....      10,476         67,913    1,221,009              --         1,299,398
                                                        --------     ----------   ----------       ---------        ----------
                                                          19,928        785,228    1,388,086              --         2,193,242
                                                        --------     ----------   ----------       ---------        ----------
                                                        $964,654     $1,205,066   $1,887,976       $(932,305)       $3,125,391
                                                        ========     ==========   ==========       =========        ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable..................................    $  7,892     $  114,622   $   99,223       $  (8,035)       $  213,702
  Notes payable.....................................          --         33,080      194,013              --           227,093
  Current portion of long-term debt and capital
    lease obligations...............................          55         31,436       53,213              --            84,704
  Federal income, property and other taxes
    payable.........................................      (3,559)        14,317       33,241              --            43,999
  Customer deposits.................................          18             --       10,787              --            10,805
  Other.............................................       6,758         34,997       50,885          (2,196)           90,444
                                                        --------     ----------   ----------       ---------        ----------
                                                          11,164        228,452      441,362         (10,231)          670,747
                                                        --------     ----------   ----------       ---------        ----------
DEFERRED CREDITS AND OTHER LIABILITIES
  Accumulated deferred income taxes.................      (1,285)        70,228       83,160              --           152,103
  Unamortized investment tax credit.................         339             --       35,050              --            35,389
  Tax benefits amortizable to customers.............         182             --      112,930              --           113,112
  Deferred swap gains and payables..................          --         41,244           --              --            41,244
  Accrued environmental costs.......................       3,000             --       32,000              --            35,000
  Minority interest.................................          --            288       18,503              --            18,791
  Other.............................................      28,474         15,862       59,838          (4,942)           99,232
                                                        --------     ----------   ----------       ---------        ----------
                                                          30,710        127,622      341,481          (4,942)          494,871
                                                        --------     ----------   ----------       ---------        ----------
LONG-TERM DEBT, including capital lease
  obligations.......................................         365        502,525      551,254              --         1,054,144
                                                        --------     ----------   ----------       ---------        ----------
REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARIES.....     173,760             --           --              --           173,760
                                                        --------     ----------   ----------       ---------        ----------
COMMON SHAREHOLDERS' EQUITY
  Common stock......................................         672              5       10,300         (10,305)              672
  Additional paid-in capital........................     471,868        238,721      230,399        (475,212)          465,776
  Retained earnings.................................     291,172        107,741      313,180        (431,615)          280,478
  Yield enhancement, contract and issuance costs....     (14,524)            --           --              --           (14,524)
  Unearned compensation.............................        (533)            --           --              --              (533)
                                                        --------     ----------   ----------       ---------        ----------
                                                         748,655        346,467      553,879        (917,132)          731,869
                                                        --------     ----------   ----------       ---------        ----------
                                                        $964,654     $1,205,066   $1,887,976       $(932,305)       $3,125,391
                                                        ========     ==========   ==========       =========        ==========

           CONSOLIDATING STATEMENT OF FINANCIAL POSITION (UNAUDITED)
                                 (IN THOUSANDS)

                                                          MCN                                    ELIMINATIONS
                                                       AND OTHER                                      AND          CONSOLIDATED
                                                      SUBSIDIARIES     MCNIC       MICHCON     RECLASSIFICATIONS      TOTALS
                                                      ------------   ----------   ----------   -----------------   ------------
                                                                                  DECEMBER 31, 1996
                                                      -------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents, at cost................   $      844    $   19,608   $   10,010       $      --        $   30,462
  Accounts receivable...............................       19,824       198,777      187,143         (24,661)          381,083
    Less -- Allowance for doubtful accounts.........           70           710       17,707              --            18,487
                                                       ----------    ----------   ----------       ---------        ----------
  Accounts receivable, net..........................       19,754       198,067      169,436         (24,661)          362,596
  Accrued unbilled revenue..........................        1,132            --      107,377              --           108,509
  Accrued gas cost recovery revenues................           --            --       27,672              --            27,672
  Gas in inventory..................................           --        11,251       67,910              --            79,161
  Property taxes assessed applicable to future
    periods.........................................          195         2,179       60,592              --            62,966
  Gas receivable....................................           --        16,045        2,017              --            18,062
  Other.............................................        1,973        12,270       21,008            (451)           34,800
                                                       ----------    ----------   ----------       ---------        ----------
                                                           23,898       259,420      466,022         (25,112)          724,228
                                                       ----------    ----------   ----------       ---------        ----------
DEFERRED CHARGES AND OTHER ASSETS
  Investments in and advances to joint ventures and
    subsidiaries....................................      954,479       236,057       19,479        (944,627)          265,388
  Deferred swap losses and receivables..............           --        65,051           --              --            65,051
  Deferred postretirement benefit costs.............          696            --        4,863              --             5,559
  Deferred environmental costs......................        3,000            --       28,233              --            31,233
  Prepaid benefit costs.............................           --            --       64,307          (5,059)           59,248
  Other.............................................        4,204        45,104       50,206             827           100,341
                                                       ----------    ----------   ----------       ---------        ----------
                                                          962,379       346,212      167,088        (948,859)          526,820
                                                       ----------    ----------   ----------       ---------        ----------
PROPERTY, PLANT AND EQUIPMENT, at cost..............       31,967     1,017,296    2,668,294              --         3,717,557
  Less -- Accumulated depreciation and depletion....       10,983        81,158    1,243,060              --         1,335,201
                                                       ----------    ----------   ----------       ---------        ----------
                                                           20,984       936,138    1,425,234              --         2,382,356
                                                       ----------    ----------   ----------       ---------        ----------
                                                       $1,007,261    $1,541,770   $2,058,344       $(973,971)       $3,633,404
                                                       ==========    ==========   ==========       =========        ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable..................................   $    5,745    $  205,073   $  130,725       $ (23,621)       $  317,922
  Notes payable.....................................           --        71,000      265,126              --           336,126
  Current portion of long-term debt and capital
    lease obligations...............................           55        31,460       53,232              --            84,747
  Federal income, property and other taxes
    payable.........................................          280        12,578       84,788              --            97,646
  Customer deposits.................................           21            --       12,860              --            12,881
  Other.............................................        9,315        25,701       63,309            (452)           97,873
                                                       ----------    ----------   ----------       ---------        ----------
                                                           15,416       345,812      610,040         (24,073)          947,195
                                                       ----------    ----------   ----------       ---------        ----------
DEFERRED CREDITS AND OTHER LIABILITIES
  Accumulated deferred income taxes.................       (1,625)       74,940       76,523              --           149,838
  Unamortized investment tax credit.................          331            --       34,588              --            34,919
  Tax benefits amortizable to customers.............          183            --      116,313              --           116,496
  Deferred swap gains and payables..................           --        48,365           --              --            48,365
  Accrued environmental costs.......................        3,000            --       32,000              --            35,000
  Minority interest.................................           --           306       17,604               1            17,911
  Other.............................................       15,902        18,466       43,954          (5,059)           73,263
                                                       ----------    ----------   ----------       ---------        ----------
                                                           17,791       142,077      320,982          (5,058)          475,792
                                                       ----------    ----------   ----------       ---------        ----------
LONG-TERM DEBT, including capital lease
  obligations.......................................          365       701,357      550,318              --         1,252,040
                                                       ----------    ----------   ----------       ---------        ----------
REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARIES.....      173,809            --           --              --           173,809
                                                       ----------    ----------   ----------       ---------        ----------
COMMON SHAREHOLDERS' EQUITY
  Common stock......................................          673             5       10,300         (10,305)              673
  Additional paid-in capital........................      497,472       231,389      230,399        (465,791)          493,469
  Retained earnings.................................      316,661       121,130      336,305        (468,744)          305,352
  Yield enhancement, contract and issuance costs....      (14,492)           --           --              --           (14,492)
  Unearned compensation.............................         (434)           --           --              --              (434)
                                                       ----------    ----------   ----------       ---------        ----------
                                                          799,880       352,524      577,004        (944,840)          784,568
                                                       ----------    ----------   ----------       ---------        ----------
                                                       $1,007,261    $1,541,770   $2,058,344       $(973,971)       $3,633,404
                                                       ==========    ==========   ==========       =========        ==========

         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONCLUDED)
          CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                   MCN                                     ELIMINATIONS
                                                AND OTHER                                       AND           CONSOLIDATED
                                               SUBSIDIARIES      MCNIC       MICHCON     RECLASSIFICATIONS       TOTALS
                                               ------------    ---------    ---------    -----------------    ------------
                                                                  NINE MONTHS ENDED SEPTEMBER 30, 1997
                                               ---------------------------------------------------------------------------
NET CASH FLOW FROM OPERATING ACTIVITIES....     $  84,498      $  52,087    $ 209,947        $ (61,109)        $ 285,423
                                                ---------      ---------    ---------        ---------         ---------
CASH FLOW FROM FINANCING ACTIVITIES
  Notes payable, net.......................            --        (56,247)    (125,104)         (76,578)         (257,929)
  Capital contributions received from
    (distributions paid to) affiliates,
    net....................................        (2,488)       545,546           --         (543,058)               --
  Common stock dividends paid..............       (52,927)            --      (40,000)          40,000           (52,927)
  Preferred securities dividends paid......       (21,336)            --           --           21,336                --
  Issuance of common stock.................       290,626             --           --               --           290,626
  Issuance of preferred securities.........       326,521             --           --               --           326,521
  Issuance of long-term debt...............            --        149,190      124,051               --           273,241
  Long-term commercial paper, net..........            --       (261,822)          --               --          (261,822)
  Retirement of long-term debt.............           (56)       (31,225)     (74,792)              --          (106,073)
                                                ---------      ---------    ---------        ---------         ---------
    Net cash provided from (used for)
      financing activities.................       540,340        345,442     (115,845)        (558,300)          211,637
                                                ---------      ---------    ---------        ---------         ---------
CASH FLOW FROM INVESTING ACTIVITIES
  Capital expenditures.....................        (4,451)      (257,530)     (97,042)              --          (359,023)
  Acquisitions.............................            --       (128,206)          --               --          (128,206)
  Investment in joint ventures and
    subsidiaries...........................      (546,046)       (67,156)        (776)         546,626           (67,352)
  Return of investment in joint ventures...            --          8,939           --               --             8,939
  Sale of E&P property and equipment.......            --         38,604           --               --            38,604
  Other....................................          (121)        16,249        5,854           (1,215)           20,767
                                                ---------      ---------    ---------        ---------         ---------
    Net cash used for investing
      activities...........................      (550,618)      (389,100)     (91,964)         545,411          (486,271)
                                                ---------      ---------    ---------        ---------         ---------
NET INCREASE IN CASH AND CASH
  EQUIVALENTS..............................        74,220          8,429        2,138          (73,998)           10,789
CASH AND CASH EQUIVALENTS, JANUARY 1.......           844         19,608       10,010               --            30,462
                                                ---------      ---------    ---------        ---------         ---------
CASH AND CASH EQUIVALENTS, SEPTEMBER 30....     $  75,064      $  28,037    $  12,148        $ (73,998)        $  41,251
                                                =========      =========    =========        =========         =========

                                                                     NINE MONTHS ENDED SEPTEMBER 30, 1996
                                               ---------------------------------------------------------------------------
NET CASH FLOW FROM OPERATING ACTIVITIES....     $  24,837      $  72,840    $ 111,297        $ (16,366)        $ 192,608
                                                ---------      ---------    ---------        ---------         ---------
CASH FLOW FROM FINANCING ACTIVITIES
  Notes payable, net.......................            --        (15,920)      (2,622)              --           (18,542)
  Capital contributions received from
    (distributions paid to) affiliates,
    net....................................          (964)        48,516        1,614          (49,166)               --
  Common stock dividends paid..............       (46,576)            --       (7,000)           7,000           (46,576)
  Preferred securities dividends paid......        (8,268)            --          (54)           8,322                --
  Issuance of common stock.................        13,408             --           --               --            13,408
  Issuance of preferred securities.........        77,218             --           --               --            77,218
  Issuance of long-term debt...............            --        328,895       69,645               --           398,540
  Long-term commercial paper, net..........            --       (256,630)          --               --          (256,630)
  Retirement of long-term debt.............           (55)        (1,350)      (5,435)               1            (6,839)
  Other....................................        (6,281)            --           --               --            (6,281)
                                                ---------      ---------    ---------        ---------         ---------
    Net cash provided from financing
      activities...........................        28,482        103,511       56,148          (33,843)          154,298
                                                ---------      ---------    ---------        ---------         ---------
CASH FLOW FROM INVESTING ACTIVITIES
  Capital expenditures.....................        (3,823)      (251,419)    (146,277)               1          (401,518)
  Acquisitions.............................            --        (78,620)          --               --           (78,620)
  Sale of Genix............................            --        137,500           --               --           137,500
  Investment in joint ventures and
    subsidiaries...........................       (50,130)       (10,052)         (33)          50,273            (9,942)
  Sale of investment in joint ventures.....            --         36,000           --               --            36,000
  Sale of E&P property and equipment.......            --            621           --               --               621
  Other....................................           466         (5,604)     (11,322)             (64)          (16,524)
                                                ---------      ---------    ---------        ---------         ---------
    Net cash used for investing
      activities...........................       (53,487)      (171,574)    (157,632)          50,210          (332,483)
                                                ---------      ---------    ---------        ---------         ---------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS.........................          (168)         4,777        9,813                1            14,423
CASH AND CASH EQUIVALENTS, JANUARY 1.......           168         10,622        8,469               --            19,259
                                                ---------      ---------    ---------        ---------         ---------
CASH AND CASH EQUIVALENTS, SEPTEMBER 30....     $      --      $  15,399    $  18,282        $       1         $  33,682
                                                =========      =========    =========        =========         =========

                               OTHER INFORMATION

CHANGES IN SECURITIES AND USE OF PROCEEDS

     On June 6, 1997, MCN Financing V and MCN Financing VI, business trusts wholly-owned by MCN (the Trusts), respectively issued 100,000 Private Institutional Trust Securities (PRINTS) and 100,000 Single Point Remarketed Reset Capital Securities (SPRRCS) (collectively, the Securities). The PRINTS and SPRRCS were sold to Merrill Lynch, Pierce, Fenner & Smith Incorporated and Smith Barney Inc. (Initial Purchasers). The Initial Purchasers agreed that they would offer to sell the PRINTS and SPRRCS only to persons they believed to be Qualified Institutional Buyers (as defined in Rule 144A of the Securities Act of
1933). Therefore, the Company and Trusts relied on the exemption from registration provided by Rule 144A of the Securities Act of 1933. Gross proceeds for each security were $100,000,000 and the commissions paid to the Initial Purchasers were $250,000 for the PRINTS and $350,000 for the SPRRCS.

EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
12-1       Computation of Ratio of Earnings to Fixed Charges and Ratio
           of Earnings to Interest for MCN Energy Group Inc.
12-2       Computation of Ratio of Earnings to Fixed Charges and Ratio
           of Earnings to Interest for MCN Investment Corporation.
27-1       Financial Data Schedule.

     (b) Reports on Form 8-K

        None

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MCN ENERGY GROUP INC.

Date: November 7, 1997                    By:         /s/ Harold Gardner

                                            ------------------------------------
                                                         Harold Gardner
                                                   Vice President, Controller
                                                  and Chief Accounting Officer

                                EXHIBIT INDEX



EXHIBIT NO.                    DESCRIPTION
-----------                    -----------
12.1                 Computation of Ratio of Earnings to Fixed Charges and
                     Ratio of Earnings to Interest for MCN Energy Group Inc.

12.2                 Computation of Ratio of Earnings to Fixed Charges and
                     Ratio of Earnings to Interest for MCN Investment
                     Corporation.

27.1                 Financial Data Schedule
