Form 10-K405
period 1997-12-31
MCN ENERGY GROUP INC
filed 1998-03-02
CIK 837579

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

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997       COMMISSION FILE NUMBER 1-10070

                             MCN ENERGY GROUP INC.
             (Exact name of registrant as specified in its charter)

                                             38-2820658
                                              (I.R.S.
                MICHIGAN                      Employer
     (State or other jurisdiction of       Identification
     incorporation or organization)             No.)

 500 GRISWOLD STREET, DETROIT, MICHIGAN        48226
(Address of principal executive offices)     (Zip Code)

                                  313-256-5500
              (Registrant's telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                              NAME OF EACH EXCHANGE
                                                               ON WHICH REGISTERED
                    TITLE OF EACH CLASS                       ---------------------
Common Stock, $.01 Par Value Per Share                       New York Stock Exchange
9 3/8% Cumulative Preferred Securities, Series A*            New York Stock Exchange
8 5/8% Trust Originated Preferred Securities**               New York Stock Exchange
8 3/4% Preferred Redeemable Increased Dividend Equity
  Securities                                                 New York Stock Exchange
8% FELINE PRIDES                                             New York Stock Exchange

-------------------
* Issued by MCN Michigan Limited Partnership. The payments of dividends and payments on liquidation or redemption are guaranteed by MCN Energy Group Inc.

** Issued by MCN Financing I. The payments of dividends and payments on liquidation or redemption are guaranteed by MCN Energy Group Inc.

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:           None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No  ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. X

     The aggregate market value of MCN Energy Group Inc. Common Stock, $.01 par value per share, held by non-affiliates as of February 24, 1998 was $2.896 billion based on 78,270,811 outstanding shares and the closing price on that day (New York Stock Exchange Composite Transactions).

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of MCN's 1997 Annual Report to Shareholders are incorporated by reference in Part II, Items 5,6,7 and 8 and portions of MCN's February 1998 definitive Proxy Statement are incorporated by reference in Part III.
================================================================================

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

Diversified Energy group..............     MCN's exploration and production,
                                           pipeline and processing, gas storage,
                                           energy marketing, and electric power
                                           businesses.

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

GCR...................................     Gas Cost Recovery; a process by which
                                           MichCon, through annual gas cost
                                           proceedings before the Michigan
                                           Public Service Commission, is allowed
                                           to recover its reasonable and prudent
                                           cost of gas sold.

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

MCN...................................     MCN Energy Group Inc. and its
                                           subsidiaries.

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

MichCon Pipeline Co. .................     A wholly-owned subsidiary of MichCon
                                           that engages in pipeline projects
                                           through its subsidiaries.

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

Units of Measurement
--------------------
Bcf.....................................................    One billion cubic feet of natural gas.
Mbbl....................................................    One thousand barrels, which is a unit of
                                                            measurement of oil and other petroleum
                                                            liquids.
Mcf.....................................................    One thousand cubic feet of natural gas.
MMcf....................................................    One million cubic feet of natural gas.
MW......................................................    One million watts of electricity.
Tcf.....................................................    One trillion cubic feet of natural gas.
/d......................................................    Added to MMcf or Bcf to denote average
                                                            volumes per day.
/e......................................................    Added to other units of measurement to
                                                            provide a consolidated measure of equivalent
                                                            natural gas, crude oil and condensate at a
                                                            rate of 6 Mcf per barrel of oil or
                                                            condensate.

                               TABLE OF CONTENTS

                                                                             PAGE
 CONTENTS                                                                   NUMBER
 --------                                                                   ------
Part I
  Item 1.   Business....................................................       1
  Item 2.   Properties..................................................      18
  Item 3.   Legal Proceedings...........................................      20
  Item 4.   Submission of Matters to a Vote of Security Holders.........      20
            Executive Officers of the Registrant........................      21
Part II
  Item 5.   Market for Registrant's Common Equity and Related
            Stockholder Matters.........................................      22
  Item 6.   Selected Financial Data.....................................      22
  Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................      22
  Item 8.   Financial Statements and Supplementary Data.................      22
  Item 9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure....................................      22
Part III
  Item 10.  Directors and Executive Officers of the Registrant..........      23
  Item 11.  Executive Compensation......................................      23
  Item 12.  Security Ownership of Certain Beneficial Owners and
            Management..................................................      23
  Item 13.  Certain Relationships and Related Transactions..............      23
Part IV
  Item 14.  Exhibits, Financial Statement Schedule, and Reports on Form
            8-K.........................................................      23
Signatures..............................................................      29

                                     PART I

ITEM 1. BUSINESS

     MCN Energy Group Inc. (MCN), is a diversified energy holding company with markets and investments throughout North America and in Asia. The operating revenues, operating income, and identifiable assets of MCN's business segments are included in the financial statements, incorporated by reference in Item 8, "Financial Statements and Supplementary Data," on page 22. At December 31, 1997, MCN and its subsidiaries had 3,209 employees.

MCN operates through two major business groups, Diversified Energy and Gas Distribution.

- Diversified Energy, operating through MCN Investment Corporation (MCNIC), is involved in the following businesses: Exploration & Production (E&P), with 1.3 trillion cubic feet equivalent (Tcfe) of proved gas and oil reserves at December 31, 1997 in the Midwest/Appalachia, Midcontinent/Gulf Coast and Western regions of the United States; Pipelines & Processing, with gathering, processing and transmission facilities near areas of rapid reserve development and growing consumer markets; Energy Marketing, with total gas sales and exchange gas delivery markets of 358.8 billion cubic feet (Bcf) for 1997; Electric Power, with investments in electric generation facilities in operation and under development with a combined 2,804 megawatts (MW) of gross capacity and investments in electric distribution facilities; and Gas Storage, with investments in storage facilities that have 52 Bcf of storage capacity, 42 Bcf of which is currently under development.

- Gas Distribution consists principally of Michigan Consolidated Gas Company (MichCon), a natural gas distribution and intrastate transmission company serving 1.2 million customers in more than 500 communities throughout Michigan. MichCon is subject to the accounting requirements and rate regulation of the Michigan Public Service Commission (MPSC) with respect to the distribution and intrastate transportation of natural gas. Slightly less than half of MichCon's labor force is covered by collective bargaining agreements. In June 1998, bargaining agreements covering approximately 15% of the labor force are due to expire.

                               DIVERSIFIED ENERGY

     Diversified Energy's operating revenues for 1997 totaled $951.3 million (including intercompany transactions), while operating and joint venture income was $112.7 million in 1997, nearly double 1996 operating and joint venture income. Diversified Energy contributed 43% of the company's earnings, up from 28% in 1996. The growth in earnings was driven primarily by increased operating and joint venture income as all of MCN's Diversified Energy business units turned in exceptional performances. Partially offsetting the growth in earnings were increased financing costs resulting from additional capital needed to fund investments.

Diversified Energy -- Operating Statistics
--------------------------------------------------------------------------------

                                                               1997      1996      1995
                                                              -------   -------   -------
Exploration & Production
  Gas Production (MMcf).....................................   78,218    57,202    31,420
  Oil Production (Mbbl).....................................    3,346     1,086       388
  Gas and Oil Production (MMcf Equivalent)..................   98,294    63,718    33,748
Pipelines & Processing*
  Gas Processed (MMcf)......................................   42,761    44,223    14,588
  Methanol Produced (Thousand Gallons)......................   60,810    10,545        --
  Transportation (MMcf).....................................  115,975    86,391     4,994
Energy Marketing, Gas Storage & Electric Power*
  Gas Sales (MMcf)..........................................  343,719   218,952   170,668
  Exchange Gas Deliveries (MMcf)............................   15,109    22,586    16,462
                                                              -------   -------   -------
                                                              358,828   241,538   187,130
                                                              =======   =======   =======
  Electricity sales (thousands of MW hours).................    1,843       709       272
                                                              =======   =======   =======

* Includes MCN's share of joint ventures

EXPLORATION & PRODUCTION

     MCNIC is engaged in natural gas and oil exploration, development and production through its wholly owned subsidiary, MCNIC Oil & Gas Company (MOG). At December 31, 1997, proved gas reserves totaled 1,166.2 Bcf and proved oil reserves were 155.1 Bcfe, up a combined 80.2 Bcfe, or 7%, from December 1996 levels. The increase in gas and oil reserves during 1997 was tempered by the sale of properties with 57.6 Bcfe of proved reserves and net downward reserve revisions of 32.8 Bcfe. Operating and joint venture income for 1997 increased by $24.9 million over 1996 to $58.1 million, reflecting a significant increase in gas and oil production during 1997 to 98.3 Bcfe from 63.7 Bcfe in 1996. Approximately $17.8 million in federal tax credits were generated in 1997 related to gas production from certain Antrim and coalbed methane gas wells. E&P operating results for 1997 reflect a $1.95 average gas sales rate per thousand cubic feet (Mcf), which declined $.01 per Mcf compared to 1996. Operating results for 1996 reflect a gas sales rate of $1.96 per Mcf, compared to $2.02 per Mcf in 1995. The average sales rates include the effect of hedging with commodity swap and futures agreements, which are used to manage Diversified Energy's exposure to the risk of market price fluctuations. As a result of strong gas prices in the marketplace, hedging agreements had the effect of reducing the average sales rate for 1997 by $.40 per Mcf and for 1996 by $.35 per Mcf. Conversely, hedging agreements increased the average sales rates for 1995 by $.51 per Mcf in a less favorable gas market. E&P operating results also reflect an average oil sales rate of $16.87 per barrel, which decreased by $3.31 per barrel compared to 1996. The average oil sales rate for 1996 increased by $3.94 per barrel compared to 1995.

     MOG's strategy is to continue to grow its U.S. gas reserve base and production in known producing areas through drilling and acquisition, generating attractive returns. MOG is also pursuing international opportunities in areas with known hydrocarbons involving both lower risk, unconventional long-life reserves and higher risk conventional exploration and development prospects with substantial upside potential. Although MOG may increase its operating role in the future, currently it takes mainly a non-operated, but active role, investing with operators with local expertise in each play. MOG anticipates that production will increase in the future through the continued development of its large inventory of unconventional and conventional drilling locations and from additional exploration and development of MOG's approximately 1.2 million net (2.6 million gross) acres of undeveloped property.

     In 1997, MOG participated in the drilling of 696 wells (412 net), bringing the total drilled to 2,273 wells (1,477 net) since it began operations in 1992. The 1997 drilling program achieved an overall drilling success rate of 91% and added approximately 269 Bcfe of proved reserves. MOG's success rate in its drilling program since its inception in 1992 has averaged approximately 91%. In 1997, about 26% of these wells were drilled in Michigan Devonian (Antrim) shale formations. Even though the potential natural gas recovery from an average Antrim well is less than the recovery from wells drilled in other types of formations, wells drilled in the Antrim shale formations have a high success rate and are therefore considered relatively low risk. MOG's average working interest in Antrim shale E&P wells is approximately 80%. Exploratory activities in the Midcontinent/Gulf Coast and Western regions involve greater risk of dry holes or unproductive wells, but there is also a greater potential for finding larger gas reserves. MOG's average working interest in these wells is approximately 30%. Average finding cost in 1997 was $.90 per Mcfe, up from $.83 per Mcfe in 1996. Average production cost in 1997 was $.70 per Mcfe, down from $.76 in 1996.

     Approximately 42% of MOG's production and 71% of its proved reserves were associated with the Midwest/Appalachia region in 1997, as MOG added 257 net wells in the region. MOG continued as the largest Antrim producer, holding interests in approximately 20% of the area's estimated 5,950 producing wells. MOG's success in the Antrim shale formation provided them with the foundation to begin a thorough evaluation of similar nonconventional reservoirs (fractured shales, coal seams and tight sands) throughout the United States. Coalbed methane production from MOG's CONSOL properties and partnership with Equitable Resources, Inc. continued to place it among the largest players in the region. MOG participated in 162 coalbed wells in this area during 1997.

     About 33% of production and 14% of reserves were from the Midcontinent/Gulf Coast in 1997. MOG owns a 41% working interest in the Broughton Joint Venture, a partnership that is actively drilling in the Cotton Valley pinnacle reef play in east Texas. The partnership made a significant natural gas discovery during the third quarter 1997. The Camp Cooley #2R natural gas well, in which MOG holds a 24% net interest, has been producing since October at rates in excess of 30 million cubic feet per day (MMcf/d). With an absolute open flow potential calculated at 48 MMcf/d, it is one of the largest discoveries in the play to date. The Cotton Valley pinnacle reef play continues to attract national attention for its high-potential drilling prospects despite difficult drilling and completion conditions that have driven up exploration costs. Broughton holds one of the biggest positions in this major play, with numerous large anomalies identified through three-dimensional (3-D) seismic on its more than 300,000 gross acres concentrated within the three-county heart of the known producing area. As a result, Broughton can be selective in choosing only the largest and most prospective reef targets. The Broughton partnership participated in the drilling of 10 wells during 1997, and 18 since entering the play in 1996.

     Also on the Gulf Coast, MOG is involved in a number of high-potential 3-D seismic plays that appear promising. These include a 17.7% working interest in a 120,000-acre Sligo reef play and a 47% working interest in a 29,500-acre project in the successful Yegua and Wilcox plays, both in Texas, as well as a 43.8% interest in a 154,000-acre project in Louisiana.

     In the Midcontinent, development drilling continued in the Anadarko and Permian Basins as MOG participated in 135 wells. Most notable were the 35 wells completed in the Delaware Sands play in southeast New Mexico. These wells boosted MOG's net production from the play and set up a number of development locations for future drilling. In 1997, MOG added 65 net wells in the Midcontinent/Gulf Coast region, while divesting of its interests in more than 500 mature Midcontinent wells and selling its ownership interest in an offshore Gulf of Mexico venture.

     The Western region became a significantly larger piece of the business in 1997, accounting for 25% of production and 15% of reserves, compared with only 6% and 9%, respectively, in 1996. In the Western region during 1997, MOG participated in 200 wells and achieved a 93% drilling success rate that resulted in the addition of 51 net wells. Production from the region is expected to increase at double-digit rates again in 1998 with about 250 new wells planned for drilling. Western region production has grown rapidly due to the Venoco and Jonah Field partnerships.

     MOG continues to develop its one-third partnership interest in a 52,000-acre block in and around the Jonah Field, located in the Green River Basin of Wyoming. This partnership, which originally began in May 1996, included 12 existing gas wells and a 42 MMcf/d gathering system. Through the end of 1997, MOG had drilled 28 additional wells, all of which were successful. As a result, total field production tripled to 54 MMcf/d and the gathering system was expanded to 65 MMcf/d. With 65 proved undeveloped locations identified and ready to drill, MOG's net proved reserves from this field are approximately 104 Bcfe. MOG's net natural gas volumes grew from 1.4 Bcfe of partial-year production in 1996 to 8.9 Bcfe in 1997.

     In December 1996, MOG added California oil-producing acreage to the Western region through the formation of Venoco L.L.C. Development drilling and installation of secondary oil recovery facilities have increased the partnership's production as much as 5,300 Bbls per day during 1997 to over 7,000 Bbls per day. The Venoco venture contributed 11.7 Bcfe of oil and gas production in this region. In addition, the partnership acquired the South Ellwood properties that have provided MOG with 4,000 Bbls per day of production in 1997.

     Other areas of interest within MOG's Western region include the Powder River Basin in Wyoming, where MOG has a 35% working interest in a coalbed methane project that drilled 61 wells during 1997, bringing the well count to
118. In the Uinta Basin in Utah, MOG has 50% interests in both a secondary oil recovery venture that drilled 50 successful producing wells in 1997 and a coalbed methane project that has begun a five-well pilot program in anticipation of full-scale development starting in 1999.

     In 1997, MOG made significant investments in natural gas reserves, acquiring interests in more than 32 producing wells. At December 31, 1997, 2,917 wells were producing. An additional 384 wells were in various stages of completion and are expected to begin producing in 1998. Additional information on MOG's exploration and production activities is reported under Item 2. Properties, located on pages 20 and 21 under this section.

     MOG anticipates that oil will become a larger percentage of total reserves and production in order to achieve a more balanced portfolio. In addition to producing increasing quantities of oil through traditional methods, MCN expects increased production from enhanced oil recovery investments. In Michigan's Niagaran Reef formation, carbon dioxide extracted from Antrim natural gas production is being injected into existing oil reservoirs. Production began in 1997. MOG is also participating in a number of secondary recovery water-flood projects, designed to increase the flow rate and overall production of MCN's oil wells.

     The natural gas industry is very competitive, especially when it comes to obtaining desirable properties and projects for the production of natural gas and oil. The successful relationships MOG has developed with its various joint venture partners has created a unique network through which many potential E&P investments have been, and will continue to be, presented to MOG for consideration. MOG's primary focus is in known areas of gas production where the chances of finding gas are high, although high-potential exploratory projects will also be pursued. Additional investments in natural gas reserves will be made in areas that offer proved reserves and an acceptable success rate. MOG's investment portfolio is built on a diversification strategy intended to manage risk: geographically, with investments in the Midwest/Appalachia, Midcontinent/Gulf Coast and Western regions; geologically, with formation depths ranging from less than 400 feet to more than 18,000 feet; and technologically, with investments in both conventional and unconventional gas and oil projects. Key to its strategy is also to significantly hedge the commodity price exposure of its gas and oil portfolio long-term. Competition ranges from the major oil companies to numerous small independent gas and oil companies.

     It is anticipated that MCN will invest in excess of $400 million in exploration and production activities in each of 1998 and 1999.

PIPELINES & PROCESSING

     Operating and joint venture income nearly tripled from $10.7 million in 1996 to $29.1 million in 1997 due to full-year contributions from projects added in 1996 and strong growth across the range of its businesses. Also, transportation volumes increased in 1997 to 116.0 Bcf from 86.4 Bcf in 1996, while there was a slight decrease in processing volumes in 1997 to 42.8 Bcf from
44.2 Bcf in 1996. Results also reflect a significant contribution of methanol production totaling 60.8 million gallons, compared with initial 1996 production of 10.5 million gallons, from MCNIC's partnership with Lyondell Petrochemical Co., formed in late 1996. Earnings from Lyondell also benefited from higher than expected methanol prices during 1997.

     Pipelines & Processing's expansion strategy is to own interests in natural gas and gas liquid gathering, processing and transmission facilities near areas of rapid reserve development or growing consumer markets. This strategy includes working with other Diversified Energy businesses that complement Pipelines & Processing's operations. Operating responsibilities for these facilities are generally assigned to our partners.

     The Dauphin Island Gathering Partners (DIGP) have approved expansion plans to construct approximately 78 miles of gas gathering lines to provide an incremental 500 MMcf/d of capacity. At year-end 1997 DIGP completed the first phase of its planned expansion, adding 63 miles of pipe to interconnect its existing 400 MMcf/d Mobile Bay and 300 MMcf/d Main Pass systems and to add more than 200 MMcf/d of additional capacity. The result of the two-phase expansion will be a 229-mile system that can deliver up to 1.1 Bcf/d of gas from more than 70 committed blocks that represent approximately 60% of the 5 Tcf of reserves estimated to be in this part of the Gulf of Mexico. Pipelines & Processing's share of this partnership is 34.6%.

     Closely related to the DIGP project is the Mobile Bay Processing partnership, formed during 1997 to build a major liquids handling and gas processing facility, primarily for gas coming onshore from the Dauphin Island system. MCNIC holds a 42.8% share of this venture, which began construction in November 1997 and is scheduled to be in service in summer 1998 with a processing capacity of 600 MMcf/d. Producer contracts are in place that commit sufficient gas volumes to the plant to warrant its full design capacity. The partnership intends to connect other sources of gas to the plant inlet, which would allow for its expansion to 900 MMcf/d of capacity. MCNIC Power Company also has become associated with this project by entering into a separate venture to construct a 40 MW cogeneration plant to meet the facility's electricity and thermal heating requirements. Duke Energy Corp. is MCNIC's primary partner in this power facility, as well as in the Dauphin Island Gathering and Mobile Bay Processing ventures.

     MCNIC's other offshore gathering system, the one-third owned 40-mile Blue Dolphin Pipeline, increased its throughput 38% during 1997 to average 92 MMcfe/d. Strong leasing and drilling activity in the area indicates potential to continue increasing this system's throughput during 1998 and beyond.

     Elsewhere in the Midcontinent/Gulf Coast region, MCNIC formed two gathering ventures with American Central Gas Companies, Inc. MCNIC holds a 40% interest in each. In July 1997 the Foss Lake Gathering System venture was created to own and operate a 76-mile low-pressure system in the Anadarko Basin of western Oklahoma. This system currently gathers approximately 40 MMcf/d of natural gas and has a design capacity of 60 MMcf/d, a level of service the partnership intends to achieve during 1998 by attracting additional area producers to the system. In December 1997 the second venture was formed to own and operate the East Texas Gathering system. This system primarily consists of 68 miles of gas gathering lines with throughput capacity of about 150 MMcf/d. It is located in an area of significant drilling activity, providing opportunity for rapid expansion.

     In September 1997 MCNIC created a partnership with Petro Source Corporation to develop CO2 pipeline, processing plant and marketing projects in support of enhanced oil recovery projects. As its first initiative, the partnership has begun construction of an 82-mile, 100 MMcf/d CO2 pipeline that will connect four gas treating plants to a distribution system servicing enhanced oil recovery projects in the Permian Basin of west Texas. MCNIC Pipeline & Processing has a 33% interest in the pipeline, which is expected to be placed in service during the second quarter of 1998.

     In early 1996, Pipelines & Processing joined a partnership to construct the Portland Natural Gas Transmission System (PNGTS) as a shipper and a 20% equity partner. As proposed in an amended regulatory filing made in late 1996, this 292-mile, $340 million pipeline would connect with the TransCanada PipeLines system at the Vermont border and with the Tennessee Gas Pipeline system in Massachusetts and would be in service in late 1998. PNGTS is proceeding on schedule toward construction and is expected to begin providing up to 210 MMcf/d of transportation service in late 1998. This system will transport gas from pipeline interconnections in Quebec to markets as far south as Boston.

     In April 1997 MCNIC agreed in principle to participate in the Millennium Pipeline project as a 10.5% equity partner. This is a proposed $680 million project to carry up to 700 MMcf/d of western Canadian and U.S. natural gas to New York and other northeastern markets, with deliveries beginning in time for the 1999-2000 winter heating season. The pipeline would originate at an interconnection with the TransCanada PipeLines Ltd. system in Lake Erie and primarily follow existing Columbia Gas Transmission rights-of-way to pipeline interconnections in Westchester County, N.Y. An application seeking Federal Energy Regulatory Commission (FERC) approval of the project was filed in December 1997.

     In August 1997 MCNIC joined the Vector Pipeline project with a 25% equity interest. The $450 million project, which will transport up to 1 Bcf/d of natural gas from the Chicago area, through Michigan and into the Dawn, Ontario gas hub for ultimate redelivery in various U.S. and Canadian markets. Since the Dawn hub will be readily accessible to Millennium, these two projects provide a potential direct link from the Chicago hub to Northeast markets. This link is becoming crucial as significant new pipeline capacity is being developed to move western Canadian gas to the Chicago hub, with limited existing take-away capacity, and as gas demand in the Northeast continues to grow at rates far higher than the national average. Vector also filed a FERC application in December 1997 with service proposed to begin in time for the 1999-2000 winter heating season.

     Both Millennium and Vector have conducted open seasons, in which customers expressed interest in contracting for capacity in excess of the proposed amounts. Subsequently, each of the pipelines has obtained binding precedent agreements for transportation service that represent sufficient capacity to proceed with development.

     Pipelines & Processing is a 50% partner in Copano Field Services L.P., which continued its growth in 1997 primarily through strategic acquisitions. In early 1997, Copano acquired a 25 MMcf/d gas processing facility attached to one of its systems and reached an agreement with KCS Energy, Inc. to purchase a 150-mile, 150 MMcf/d intrastate gas pipeline system in south Texas. Throughput capacity doubled to 290 MMcf/d while gas processing capacity was added, totaling 25 MMcf/d. The system now has 621 miles of pipe. Efforts are underway to acquire or build new pipeline sections to link the various Copano systems.

     In December 1996 Pipelines & Processing acquired a 25% interest in Lyondell Methanol Company, L.P., a limited partnership that owns and operates a 248 million gallon-per-year methanol processing plant in Texas. MCNIC will supply natural gas to the methanol plant and will have the opportunity to participate with the other partner in future electric power generation projects during the next five years. MCNIC's share of methanol production in 1997 was 60.8 million gallons, compared with initial production of 10.6 million gallons. Higher than expected methanol prices provided a large boost to joint venture income.

     In September 1997 Pipelines & Processing announced an asphalt manufacturing partnership. The asphalt venture is with Crown Energy Corporation and was created to develop the Asphalt Ridge oil sand project in northeast Utah. The first phase of this project includes construction of a $15 million manufacturing facility designed to produce approximately 100,000 tons of premium-quality asphalt annually. It is expected to begin delivering product in summer 1998. A second facility is expected to be built in 1999 and a third in 2000, if market conditions warrant. The project benefits from the unique, abundant oil sands found at the plant's site, as well as new federal standards favoring the use of premium-grade asphalt such as that to be produced by the facility.

     In November 1997 Pipelines & Processing announced a coal fines venture project to recover fine particles of coal that have been a wasted by-product of coal mining, then chemically process the fines through a procedure to produce coal briquettes for resale into existing coal markets. MCN has filed for and expects to receive from the Internal Revenue Service a determination that production from the plants will qualify for synthetic fuel tax credits, estimated to range from $20 to $25 per ton. MCN anticipates constructing up to six plants, each of which would have a rated capacity to produce one million tons of coal briquettes annually, although actual production levels may vary significantly depending upon actual site conditions, including coal fines quality and quantity, equipment performance and other factors. Having the plants in service by June 30, 1998 is essential to the project, since they must be operational by that date to qualify for tax credits.

     In Michigan and Indiana, gas processing capacity was expanded 20% to 185 MMcf/d, primarily due to the acquisition of a new plant. Pipelines & Processing now has an average interest of 89% in seven such plants that extract CO2 from Antrim gas production.

     MCN's strategy to grow its pipelines and processing operations is to take equity positions, usually in partnerships owning natural gas gathering, processing and transmission facilities near areas of either rapid reserve development or growing consumer markets. It is anticipated that in excess of $350 million will be invested in pipelines and processing facilities in 1998, a level of investment that could rise significantly in future years based on the numerous potential domestic and international projects currently being pursued.

ENERGY MARKETING, GAS STORAGE & ELECTRIC POWER

     Operating and joint venture income for 1997 for the combined results of these three businesses more than doubled to $29.8 million from $14.0 million in 1996. The improvement reflects the acquisition in May of an interest in the Midland Cogeneration Venture in Michigan, as well as gas sales and exchange deliveries that increased 49% to 359 Bcf in 1997 from 242 Bcf in 1996. These volumes include 61.4 Bcf of supply-area sales added due to the marketing alliance with Torch Energy Advisors of Houston, which began operations in early 1997.

     Capital investments for the combined marketing, storage and electric power units during 1997 totaled approximately $250 million, compared with $21 million in 1996, and are anticipated to exceed $250 million in 1998. These capital investments primarily target electric power generation projects.

ENERGY MARKETING

     MCN's non-regulated energy marketing activities are directed by CoEnergy Trading Company (CTC). CTC, a wholly owned subsidiary of MCNIC, is engaged in the purchase and sale of natural gas to over 700 commercial and industrial users, as well as gas and electric utilities and other large-volume customers throughout the Midwest, Gulf Coast and Northeast regions of the United States and Eastern Canada. Through its offices located in Hartford, Connecticut and Detroit and Grand Rapids, Michigan, CTC is able to offer buyers a bundled service by making arrangements for the acquisition of the required gas volumes and delivery to customers' facilities, and for all the necessary services in between. This bundled service is more in demand during the winter months, when interstate pipeline capacity in certain areas of the Northeast and Midwest is either constrained or uneconomical. CTC is able to better meet this demand through the use of gas production and access to storage fields and other physical assets owned by affiliates.

     CTC competes against numerous marketing companies. A diverse portfolio of short-, medium- and long-term sales and supply contracts combined with access to reliable gas suppliers, storage facilities and multiple pipeline connections enhances its competitive position. In 1996, CTC entered into a marketing alliance with Torch Energy Advisors of Houston that began contributing to results in early 1997. This alliance links Torch's supply-aggregation and marketing strengths in the Gulf Coast region with CTC's strong presence in high-consumption markets. In June 1997, CTC and Gulf Canada Resources Limited signed a letter of intent to form Gulf-CoEnergy Services, an alliance combining their expertise to market North American natural gas. Gulf will hold 60 percent and CTC will hold 40 percent in this new venture. Gulf-CoEnergy Services will have more than 500 MMcf/d of committed natural gas supply and utilize Gulf's strong position in gathering and processing in western Canada and gas marketing in the western United States. CTC uses its competitive position in both the market and production regions to identify and complement business opportunities for MCNIC's various businesses.

     Also assisting MCNIC's marketing efforts is strategically selected pipeline capacity that is used to deliver gas to Midwest, Northeast and Canadian customers. In support of the gas marketing function, MCNIC has firm transportation service contracts on various pipeline systems totaling approximately 250 MMcf/d, which is supplemented by interruptible service as needed. MCNIC expects to increase its reserved pipeline capacity, particularly on recently proposed west-to-east systems, to help meet customers' needs. In addition to MCNIC's anticipated equity interests in three of these projects, CTC expects to capture significant marketing opportunities utilizing the new pipelines.

     An alliance formed in June 1997 added electricity to CTC's marketing portfolio. DTE-CoEnergy L.L.C. is jointly owned with DTE Energy Co., parent of Detroit Edison, and markets a wide range of energy services to industrial, commercial and institutional customers. The alliance's target market area spans the Great Lakes and Mid-Atlantic states, as well as the Province of Ontario. Offerings include electricity and natural gas supplies, plus associated energy and risk management services required to create cost-effective, bundled energy packages tailored to meet individual customers' needs in a non-regulated environment.

     It is expected that electricity sales volumes initially will be slow to develop, since this business relies on the restructuring of the retail electricity industry. Restructuring is being pursued at the state level nationwide, so marketing opportunities will open only gradually. Within DTE-CoEnergy's target market area, Pennsylvania has opened limited access to the retail electricity market through pilot programs. DTE-CoEnergy is one of 25 suppliers participating in a 14-month, 1,200 MW Pennsylvania pilot that began in November 1997. Initial sales volumes from this pilot, although modest, have provided important experience that will assist future efforts as additional states open the electricity sector to competition. Within the target region, Michigan, Indiana, Maryland, New Jersey, New York and Ohio are developing plans to open portions of their retail markets to competition beginning in 1998 or 1999, with most planning to be fully restructured by 2002.

GAS STORAGE

     MCNIC, through its subsidiary MCNIC Gas Storage Company (MCNIC Gas Storage), has adopted a strategy of using joint ventures and strategic partnerships to provide gas storage services, either as a separate service or bundled with full gas service, to other gas utilities, pipeline companies and large-volume gas users. Storage facilities near major consuming markets provide supply flexibility, improve reliability of deliveries and help reduce gas costs. MCNIC's 35 Bcf of owned and leased storage capacity in Michigan allows the company to flow gas into storage at relatively steady rates during off-peak periods, and to draw upon this storage for delivery during peak-demand periods. This strategy allows for a very reliable service while keeping operating costs low.

     The gas industry's changing operating environment has resulted in more efficient use of existing storage facilities and a reduced immediate need for additional capacity. However, growing markets will require expanded storage capabilities in selected areas in the long-term. This future need, together with Michigan's pivotal geographic location and favorable geology, presents a significant opportunity for MCN's storage services.

     During August 1997 MCNIC began developing the $160 million Washington 10 storage field project that will significantly increase the amount of gas storage capacity available to CoEnergy for its markets. The Washington 10 project is converting a depleted gas reservoir in southeast Michigan to a 42 Bcf storage facility, capable of delivering approximately 400 MMcf of natural gas on an average winter day and much higher volumes during peak-demand periods. Initial gas injection is scheduled for the spring of 1999, with the facility expected to be fully operational in time for the 1999-2000 winter heating season.

     MCNIC Gas Storage also has a 50% interest in the Washington 28 storage field, located northeast of Detroit in Macomb County. This 10 Bcf field provides storage to MCNIC's Energy Marketing operations. MCNIC Gas Storage sold its 25% share of the Blue Lake gas storage project in December 1997. MCN's Gas Distribution segment also owns a 25% interest in the Blue Lake and will maintain its share of the venture.

ELECTRIC POWER

     MCNIC's Electric Power unit operates through MCNIC Power Company (MCNIC Power), MCNIC International Holdings and MCNIC-GP International Holdings, wholly owned subsidiaries of MCNIC, to pursue domestic and international power generation-related opportunities. Power generation projects offer the potential for multiple sources of income, such as long-term gas sales, transportation services and a return on the investment in the facility, particularly in the U.S.

     In recent years, an increasing amount of new electric generating capacity has been fueled by natural gas because of the lower capital costs, lower emissions and other advantages associated with natural gas-fueled facilities. In addition, many states have passed regulations requiring electric utilities to consider bids from third parties to meet new electric generation needs. MCNIC Power has the capacity to provide long-term gas supplies at known prices to power generation facilities.

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

     Electric Power sales increased 160% to 1.8 million MW hours (MWh) in 1997 from 700,000 MWh in 1996, primarily due to the addition of interests in the Midland Cogeneration Venture (MCV) in April 1997 and a power generation and distribution partnership in India in March 1997. Net generating capacity climbed to 506 MW from 91 MW.

     MCNIC's experience and relationships in the energy business have provided a solid base with which to pursue opportunities internationally. India holds significant investment potential, where there is tremendous demand for additional power generation capacity and the business environment remains conducive to attractive returns on investment. The strategy in India is to partner with others who bring expertise and capital to the venture, including an experienced Indian partner.

     In March 1997, MCNIC made its first international investment with the formation of Torrent Power Ltd. (Torrent), a venture with Torrent Exports Ltd. of Ahmedabad, India. MCNIC's investment of approximately $173 million gives it a 40% interest in Torrent and its growing electricity generation and distribution business in the state of Gujarat in western India. Torrent consists of: a 36% interest in Ahmedabad Electricity Company (AEC), an electric utility with 550 MW of generating capacity and the exclusive franchise to operate in the city of Ahmedabad, which has a population of about 5 million; a 43% interest in Surat Electricity Company, an electric utility with the exclusive franchise to operate in the city of Surat, which has a population of about 3.5 million; and a 42% interest in Gujarat Torrent Energy Corporation (GTEC), a project company set up to build, own and operate a 655 MW dual-fuel (natural gas and liquid fuel) facility near the city of Bharuch. Torrent continues to pursue opportunities to purchase additional interests in these companies.

     The first of GTEC's three 138 MW gas-turbine generators was placed on commercial production in January 1998. The other two, followed by the facility's 241 MW steam-turbine generator, are expected to be placed into service approximately three months apart, such that the full 655 MW of generating capacity should be commercially on-line in late 1998. GTEC is considering an expansion that could double the facility's capacity, if conditions warrant.

     Entering 1998, MCN is pursuing opportunities to participate in the construction of more than 5,000 additional gross MW of generating capacity in India. Among them is a 525 MW coal-fired facility in the state of Tamil Nadu and a 347 MW dual-fuel project in the state of Madhya Pradesh, as well as several captive power projects ranging from 20 MW to 210 MW in various locations.

     In December 1997, MCNIC made another international power investment with the acquisition of an approximate 65% interest in a 36 MW hydroelectric power project in Nepal. The $98 million Upper Bhote

Koshi Hydroelectric Project began construction in 1997 and is scheduled to be placed into commercial operation in late 1999. The power project, located approximately 60 miles northeast of Kathmandu, will boost Nepal's existing electric power generation capacity by more than 10% and play a vital role in Nepal's emerging economy. Electricity production from the facility will be sold under long-term firm contract to state-owned Nepal Electricity Authority.

     Also in 1997, MCNIC made an approximate $46 million advance to fund power generation projects already under construction in the Philippines. MCNIC has the option to convert this advance into an equity interest in either the overall independent power company or specific power generation assets.

     Potential future additions to the Electric Power unit continued to multiply during 1997. Domestically, projects representing almost 1,000 gross MW of capacity are being pursued, including the 40 MW unit associated with MCNIC Pipeline & Processing Company's Mobile Bay, Alabama, gas processing project. The $28 million Mobile Bay cogeneration project is expected to provide electric power and thermal energy to the processing plant beginning in third quarter 1998 utilizing 10 natural gas-fired electric generators and a hot oil recovery system. MCN anticipates expanding the power facility up to 60 MW as the energy needs of the processing plant increase. Other potential domestic power projects include facilities in Ohio, Virginia, West Virginia and New Mexico.

     In April 1997, MCNIC invested approximately $55 million for an 18% general partnership interest in Midland Cogeneration Venture Limited Partnership, which operates the MCV facility in Midland, Michigan. MCV, the nation's largest cogeneration facility, can produce up to 1,370 MW of electricity and 1.35 million pounds per hour of process steam for industrial use. It sells electricity to Consumers Energy Co. and The Dow Chemical Co. under long-term contracts. Dow Chemical and Dow Corning Corp. also purchase process steam from the facility under long-term contracts. In addition to MCNIC's share of the partnership's income, the interest in MCV may provide significant growth opportunities through incremental energy marketing and gas services that CoEnergy could provide for the facility.

     MCNIC Power's business also includes a number of small cogeneration units located at the operating facilities of large commercial and industrial customers. MCNIC Power has long-term agreements for the sale and transportation of natural gas to these units.

RISK MANAGEMENT STRATEGY

     MCN primarily manages commodity price risk by utilizing futures, options and swap contracts to more fully balance its portfolio of gas and oil supply and sales agreements. MCN has hedged through long-term financial swaps most of its anticipated future gas production not covered by long-term, fixed-price sales obligations. MCN's Energy Marketing group coordinates all of MCN's hedging activities. A management committee ensures compliance with risk management policies and periodically reports to MCN's board of directors. Certain hedging gains or losses related to gas and oil production are recorded by MCN's E&P operations. Gains and losses on gas hedging transactions that are not recorded by MCN's E&P group are absorbed by Energy Marketing.

                                GAS DISTRIBUTION

GAS SALES AND TRANSPORTATION

     Gas Distribution serves customers in the Detroit, Grand Rapids, Ann Arbor, Traverse City, Muskegon and Adrian metropolitan areas and in various other communities throughout the State of Michigan. The following services are provided by Gas Distribution:

     - Gas Sales -- Includes the sale and delivery of natural gas to residential and small-volume commercial customers.

     - End User Transportation -- Through this service, large-volume commercial and industrial customers that purchase natural gas directly from producers or brokerage companies utilize the company's network to transport the gas to their facilities.

     - Intermediate Transportation -- Provides transportation service through the company's gathering and high pressure transmission system to producers, brokers and other local distribution companies that own the natural gas, but are not the ultimate consumer.

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

                                                                  1997        1996        1995
                                                                --------    --------    --------
REVENUES (In millions of dollars)
Gas Sales...................................................    $1,080.1    $1,102.9    $  931.9
End User Transportation.....................................        84.7        82.5        80.8
Intermediate Transportation.................................        55.2        48.6        42.0
                                                                --------    --------    --------
  Total Sales and Transportation............................     1,220.0     1,234.0     1,054.7
                                                                --------    --------    --------
Other.......................................................        51.3        42.3        52.9
                                                                --------    --------    --------
  Total Operating Revenues..................................    $1,271.3    $1,276.3    $1,107.6
                                                                ========    ========    ========
MARKETS (Bcf)
Gas Sales...................................................       209.1       221.0       209.8
End User Transportation.....................................       145.1       146.9       145.8
Intermediate Transportation.................................       586.5       527.5       374.4
                                                                --------    --------    --------
  Total Sales and Transportation............................       940.7       895.4       730.0
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

Effect of Weather on Gas Markets and Earnings
--------------------------------------------------------------------------------

                                                                1997    1996     1995
                                                                ----    ----     ----
Percentage Colder Than Normal...............................    0.8%      5.4%    0.3%
Increase From Normal in:
  Gas Markets (in Bcf)......................................    0.6      10.9     1.5
  Net Income (in Millions)..................................   $0.5     $ 9.9    $1.4

     GAS SALES: Revenues decreased $22.8 million in 1997 due primarily to weather which was 4.6% warmer than in 1996, partially offset by higher prices to recover gas costs. This market represents 22% of total deliveries and produced 76% of Gas Distribution's gross profit margin from sales and transportation services (gross profit margin). The average margin per Mcf from gas sales was $2.09 in 1997 and $2.07 in 1996.

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

     Gas Distribution continues to take steps to become the preferred provider of natural gas and high-value energy services within Michigan and to maintain strong financial results. To accomplish this, MichCon will increase penetration of existing markets by focusing on meeting the needs of customers and the marketplace, will increase efforts to reduce cost of gas and operating costs, and will take advantage of growth opportunities to expand to new geographic areas. There continue to be opportunities to grow residential markets through the conversion of existing homes, as well as from new construction. Gas Distribution continues to grow industrial and commercial markets by aggressively facilitating the use of existing gas technologies and equipment.

     Gas Distribution's Market Expansion Program is intended to spur demand for natural gas in areas currently not served, primarily targeted at residential and small-volume commercial markets. By financing the cost of main extensions, this program makes it easier for users of other higher-cost fuels, such as propane and fuel oil, to switch to natural gas for space heat and other applications. This program has contributed 15% of the 74,150 new customers added during the past 3 years. In 1997, 9 new areas of Michigan were served by MichCon, bringing the total number of new areas added since the program's inception in 1984 to 137.

     Cost of gas sold per Mcf for 1997 was $3.11, an increase of $.19 (7%) over 1996. Cost of gas sold per Mcf for 1996 increased from 1995 by $.56 (24%).

     MCN owns a 47.5% interest in Southern Missouri Gas Company, L.P. which was formed in November 1996. The initial phase of system construction was completed in 1997 at a cost of approximately $40 million. As of December 31, 1997 the system was comprised of a 441 mile pipeline system and served approximately 6,000 customers.

     END USER TRANSPORTATION: End user transportation deliveries decreased slightly to 145 Bcf in 1997 due to warmer weather. In 1997, this market accounted for 15% of total gas deliveries and produced 15% of gross profit margin.

     At December 31, 1997, Gas Distribution had end user transportation agreements representing annual volumes of 151 Bcf, up from 146 Bcf a year before. Approximately 56% of these volumes are under contracts that extend to 1999 or beyond and include the majority of the large, and most price-sensitive, customers.

     Through technical and financial assistance, industrial and commercial customers have been encouraged to increase the use of natural gas. The natural gas-fueled power generation accounted for approximately 31 Bcf of gas deliveries in both 1996 and 1997. Air compressors and other small engines in certain commercial applications also provide possibilities for conversion to natural gas-powered equipment. The efficiencies and price competitiveness of natural gas can significantly reduce operating costs for customers, even though a higher initial outlay for gas-burning equipment may be required.

     The primary focus of competition in this market is total cost of fuel. Some large commercial and industrial customers have the capability to switch to alternative fuel sources such as coal, electricity, oil and steam. In addition, some of these customers could bypass Gas Distribution's system and obtain gas directly from a pipeline company. However, cost differentials must be sufficient to offset the substantial investment costs and risks associated with fuel switching or bypass. Gas Distribution competes against alternative fuel sources by providing competitive pricing and reliability of supply, through the use of the company's extensive storage capacity and multiple supply sources. Almost all significant customers that are in proximity to other company's pipeline facilities are under long-term contracts.

     In the past several years, Gas Distribution has been successful in converting many customers' facilities to natural gas from alternative fuels and in retaining those customers after conversion. Also, in the past several years, Gas Distribution has not experienced any significant fuel switching of any significance by its customers. In 1997, approximately 22 Bcf of MichCon's transportation deliveries were to customers who displaced coal with natural gas.

     Although the MPSC has approved a direct access program for the state's two largest electric utilities which will allow large electric users to directly purchase lower priced electricity, beginning in mid-1998, this program is not expected to materially impact the competitiveness of natural gas.

     INTERMEDIATE TRANSPORTATION: This service accounts for about 63% of total gas deliveries, but, due to the lower rates applicable to this service, represents only 9% of gross profit margin. The increases in intermediate transportation deliveries in 1997 and 1996 are due primarily to additional volumes transported for two major fixed-fee customers and increased transportation of Antrim gas for Michigan gas producers and brokers.

     Gas Distribution's extensive transmission pipeline system has enabled it to increase the volumes transported for Michigan gas producers, ANR Pipeline Company (ANR) and other shippers. Gas Distribution operates in a pivotal geographic location with links to major interstate pipelines that reach markets elsewhere in the Midwest, the eastern United States and eastern Canada.

     There has been a significant increase in Michigan Antrim gas production over the past few years, resulting in a growing demand by gas producers and brokers for intermediate transportation services. In order to meet the growing demand for the transportation of Antrim gas, MichCon recently completed the expansion of the transportation capacity of its northern Michigan gathering system, which is owned by MichCon Pipeline Company (MichCon Pipeline). Pipeline expansion enabled MichCon to transport an additional 53.5 Bcf in 1997.

     MichCon Pipeline, a wholly-owned, non-utility subsidiary of MichCon, is involved in ventures that transport natural gas and natural gas liquids from northern and east-central Michigan gas fields to processing plants in the northern part of the state. In December 1997, MichCon Pipeline purchased a pipeline to expand the transportation capacity of its northern Michigan gathering system. The cost of the pipeline was approximately $13 million and is expected to transport approximately 44 Bcf of Antrim gas annually. During 1997, MichCon Pipeline transported an average of 646 MMcf/d of natural gas and related liquids. The transportation rate of one customer on the Saginaw Bay Pipeline, which was to decrease 40% in accordance with the terms of a contract that reduces the transportation rate for the last 10 years of the agreement, was successfully renegotiated at the maximum MPSC approved rate during 1997. Moreover, Saginaw Bay was successful in restructuring all transportation contracts relating to the Saginaw Bay Pipeline to the maximum tariff rates.

     In January 1997, MichCon placed into service a 59-mile loop of its existing Milford to Belle River Pipeline at a cost of approximately $91 million. The pipeline has improved the overall reliability and efficiency of MichCon's gas storage and transmission system by mitigating the risk of disruption in the operation of the existing pipeline or other facilities used to supply gas to MichCon's customers. In addition, the pipeline provides significant off-system transportation opportunities as discussed below.

     With significant new supplies of western Canadian gas projected into the Chicago area beginning in November 1998, MichCon is in an excellent position to increase revenues through transportation to growing markets in eastern Canada and the Northeast U.S. In December 1997, MichCon entered into a long-term lease of capacity on its Milford to Belle River Pipeline with Vector Pipeline to effectuate transportation from Chicago supplies to Dawn, Ontario if and when Vector is constructed and placed in service, potentially in late 1999 or 2000. Additional opportunities for transportation services are being pursued which will further maximize the use of MichCon's existing transmission infrastructure.

     In 1998 MichCon expects to exercise its option to purchase a 50% interest in an additional pipeline under the St. Clair River to link MichCon's system with Consumers' Gas of Toronto's pipeline facilities. This project will further enhance MichCon's ability to transport gas bound for both Canadian and Northeast U.S. markets.

ENERGY ASSISTANCE AND CONSERVATION PROGRAMS

     Energy assistance programs funded by the federal government and the State of Michigan, including the Home Heating Credit for low-income customers and the Family Independence Agencys' State Emergency Relief Program, remain critical to MichCon's ability to control its uncollectible expenses. MichCon has historically obtained favorable regulatory treatment of its uncollectible costs, including those related to these energy assistance programs.

     MichCon receives a significant amount of its heating assistance funding from the federal Low-Income Home Energy Assistance Program (LIHEAP) which funds the State of Michigan's Home Heating Credit program. In 1997 Congress provided $1.0 billion for LIHEAP and supplemented it with a $300 million emergency fund that could be tapped only upon order of the President. The State of Michigan received $64 million of the total $1.2 billion that was released in 1997. The bulk of this money was passed on to qualified taxpayers in the form of Michigan Home Heating Credits. MichCon received $12.7 million through this program in 1997. Home Heating Credits assisted 83,000 MichCon customers in 1997. Congress voted to continue LIHEAP in 1998 and 1999. For federal Fiscal Year 1998, which began October 1, 1997, Congress continued funding at the $1.0 billion level and again authorized a $300 million emergency fund. In addition, it appropriated $1.1 billion for federal Fiscal Year 1999 subject to revision as part of Congress' 1999 budget deliberations. MichCon is currently working with federal and state officials to identify other ways to obtain energy assistance for low-income customers, and is taking actions to minimize the impact a reduction in LIHEAP funds could have on MichCon's financial position.

GAS SUPPLY

     MichCon obtains its natural gas supply from various sources in different geographic areas under agreements that vary in both pricing and terms. This geographic and contractual diversity of supply ensures that MichCon will be able to meet the requirements of its present and future customers with reliable supplies of natural gas at competitive, market responsive prices. Citizens serves approximately 14,000 customers and is served by two interstate pipelines, Panhandle Eastern Pipe Line Company (Panhandle) and ANR. MCNIC Michigan Holdings, Inc., an affiliate intrastate pipeline company, connects ANR to Citizens' distribution system. During 1997, nearly all of Citizens' purchases were from CTC, an affiliated company.

     One of the objectives of the Gas Distribution business is to rank in the lowest quartile for cost of gas in Michigan as well as neighboring states. Although Gas Distribution's gas costs rose approximately 7% during the year to $3.11 per Mcf, they remained in the lowest quartile among a group of 22 utilities in the region, having decreased 15% over the last 10 years. Cost of gas sold decreased in 1997 as a result of lower sales volumes, due primarily to warmer weather as well as supplier refunds. Under its gas cost recovery mechanism, MichCon expects to continue to collect all of its cost of gas sold.

Gas Distribution -- Sources of Gas Supply (Bcf)
--------------------------------------------------------------------------------

                                                                1997     1996     1995
                                                                ----     ----     ----
Long-term Supply:
  Michigan Producers........................................     66.0     86.3     90.9
  Interstate Suppliers......................................     13.8     14.5     18.2
  Canadian Suppliers........................................     31.3     37.3     31.5
Spot Market.................................................     89.1     94.0     55.1
                                                                -----    -----    -----
                                                                200.2    232.1    195.7
                                                                =====    =====    =====

     Gas Distribution purchased 33% of its 1997 supply from Michigan producers, 51% from producers in the southern and midcontinent regions of the United States and 16% from Canadian producers. These supplies are complemented by 130 Bcf of working storage capacity from storage fields owned and operated by MichCon in Michigan, of which 25 Bcf is leased to others.

     MichCon has long-term firm transportation agreements with ANR and Great Lakes Gas Transmission Limited Partnership (Great Lakes). Under these agreements ANR is obligated to transport approximately 375 MMcf per day of supply during the summer months and 310 MMcf per day of supply during the winter months for MichCon, while Great Lakes is obligated to transport 30 MMcf per day. These transportation agreements expire on various dates between 1999 and 2011.

     MichCon also has contracts with independent Michigan producers that expire on various dates through 2011. MichCon's continues its supply strategy of purchasing gas under contracts that tie purchase prices to spot market prices. To mitigate price volatility related to spot market prices for sales customers, MichCon has been authorized by the MPSC to change its supply strategy to purchase up to one-third of its gas under fixed price contracts.

     At December 31, 1997, MichCon owned and operated five natural gas storage fields in Michigan with a working storage capacity of approximately 130 Bcf. These facilities play an important role in providing reliable and cost-effective service. MichCon uses its storage capacity to supplement its supply during the winter months, replacing the gas in April through October when demand is at its lowest. The use of this storage capacity also allows MichCon to lower its peak-day entitlement, thereby reducing interstate pipeline costs. During 1997, MichCon's maximum one-day sendout exceeded 2.3 Bcf, of which approximately 70% came from its underground storage fields. MichCon's gas distribution system has a maximum daily sendout capability of 2.8 Bcf, with approximately 70% coming from underground storage. MichCon also leases 25 Bcf of its natural gas storage capacity to an affiliated company and to third parties.

REGULATION AND RATES

     MichCon is subject to the jurisdiction of the MPSC as to various phases of its operations, including gas sales and transportation rates, service and accounting. Citizens' rates are set by the Adrian Gas Rate Commission, a municipal commission. Other various phases of its operations are subject to the jurisdiction of the MPSC. Both MichCon and Citizens are subject to the requirements of other regulatory agencies with respect to safety, the environment and health.

     GENERAL RATE PROCEEDINGS: MichCon received authorization to defer manufactured gas plant (MGP) investigation and remediation costs in excess of the $11.7 million previously reserved by MichCon. The remaining balance of this initial reserve at December 31, 1997 is approximately $1.7 million. Any excess costs are to be amortized over a 10 year period beginning in the year subsequent to the year environmental investigation and remediation costs are paid. The recovery of any remediation costs incurred will be reviewed in a future rate case.

     MichCon filed an application with the MPSC in October requesting authority to decrease depreciation rates from the existing 4.09% to 3.44%. In December 1997 the MPSC issued an order approving a reduction in annual depreciation costs by more than $16 million. While the Michigan Attorney General has appealed the depreciation order, management believes the MPSC order approving the lower depreciation rates will be upheld.

     In 1994, Citizens entered into a new rate agreement with the municipal commission that sets Citizens' rates. Under the terms of this agreement which went into effect in January 1995, Citizens received a 3% rate increase and its rates will be frozen for five years. The rate agreement provides Citizens' customers with known prices and the company with an opportunity to control costs and continue to earn a reasonable rate of return.

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

     In February 1997, MichCon filed its 1996 GCR reconciliation case indicating a net under-recovery of approximately $28 million, including interest. The total 1996 underrecovery was rolled into MichCon's 1997 GCR cost recovery, pursuant to the prospective refunding methodology discussed above. In September 1997, the MPSC issued an order finding that all of MichCon's 1996 gas costs were reasonable and prudent, including $4.4 million in interest costs from Panhandle related to certain direct billings.

     In July 1997, MichCon filed its 1998 GCR Plan Case. An MPSC order is expected in May 1998.

     In February 1998, MichCon filed its 1997 GCR reconciliation case indicating a net under-recovery of approximately $13 million, including interest. An MPSC order is expected in late 1998.

ENVIRONMENTAL MATTERS

     Prior to the 1940's when major natural gas pipelines became sufficient to meet MichCon's supply requirements, gas for heating and other uses was manufactured from processes involving coal, coke or oil. MCN owns, or previously owned, 17 former manufactured gas plant (MGP) sites.

     During the mid-1980s, MichCon conducted preliminary environmental investigations at former MGP sites, and some contamination related to the by-products of gas manufacturing was discovered at each site. The existence of these sites and the results of the environmental investigations have been reported to the Michigan Department of Environmental Quality. None of these former MGP sites is on the National Priorities List prepared by the U.S. Environmental Protection Agency.

     MCN is not involved in any administrative proceedings regarding these former MGP sites, but is currently remediating four of these sites and conducting more extensive investigations at five other former MGP sites.

     In 1984, MCN established an $11.7 million reserve for environmental investigation and remediation. During 1993, MichCon received MPSC approval of a cost deferral and rate recovery mechanism for investigation and remediation costs incurred at former MGP sites in excess of this reserve.

     MCN employed outside consultants to evaluate remediation alternatives for these sites, to assist in estimating its potential liabilities and to review its archived insurance polices. The findings of these investigations indicated that the estimated total expenditures for investigation and remediation activities for these sites could range from $30 million to $170 million based on undiscounted 1995 costs. As a result of these studies, MichCon accrued an additional liability and a corresponding regulatory asset of approximately $35 million during 1995.

     MCN notified more than 50 current and former insurance carriers of the environmental conditions at these former MGP sites. MCN concluded settlement negotiations with certain carriers in 1996 and 1997 and has received payments from several carriers. In October 1997, MCN filed suit against major nonsettling carriers seeking recovery of incurred costs and a declaratory judgment of the carriers' liability for future costs of environmental investigation and remediation costs at former MGP sites.

     During 1997, 1996 and 1995, MCN spent $0.8 million, $0.9 million and $2.1 million, respectively, investigating and remediating these former MGP sites. At December 31, 1997, the reserve balance was $36.7 million, of which $1.7 million is classified as current. Any significant change in assumptions, such as remediation techniques, nature and extent of contamination and regulatory requirements, could impact the estimate of remedial action costs for the sites and therefore have an effect on MCN's financial position and cash flows. However, management believes insurance coverage and the cost deferral and rate recovery mechanism approved by the MPSC will prevent environmental costs from having a material adverse impact on MCN's results of operations.

FRANCHISES

     MichCon operates in over 530 cities, villages and townships under franchises or permits that typically are revocable at will and have a 30-year maximum duration. In 1993, MichCon began a structured process to renew or re-establish previously expired formal franchises in 233 municipalities. During the period between 1994 and 1997 an additional 168 franchises expired. To date, 381 franchises have been renewed, 11 of which were renewed in 1997 which account for gas sales volumes of approximately 40 Bcf annually. Additionally, two new franchises were acquired. There were no franchises lost.

     As for the 20 franchises that are currently expired, MichCon's gas distribution systems are rightfully occupying the streets with the consent or acquiescence of the municipalities. While MichCon could be ordered by any municipality in which its franchise has expired to remove its property, it could be deprived of ownership only by its consent and the payment of an agreed upon price, or by condemnation and the payment of the fair market value of such property. Should any of these municipalities seek to terminate MichCon's operations therein and substitute another gas utility operation, publicly or privately owned, the municipality must either (i) acquire and operate MichCon's system, (ii) construct a new system or (iii) grant a franchise to another privately owned utility to construct or acquire its own distribution system.

     Public utility franchises in Michigan are non-exclusive. Construction under a second franchise granted to another public utility requires authorization by the MPSC, which considers, among other things, the service rendered by the existing utility, the investment by such utility, and the benefit, if any, to the public of having a second utility serve in the area. In June 1996, a statutory amendment was adopted which provides that only irrevocable franchises need municipal voter confirmation. The amendment further clarified that franchises which are not voter confirmed are valid but revocable. In light of that amendment, the Michigan Supreme Court dismissed an appeal involving MichCon concerning the status of utility franchises which had not received voter confirmation.

     Citizens operates in cities and townships in and around Adrian, Michigan under franchises or permits that are revocable, have a 30-year maximum duration, and provide for municipal rate setting. In November 1995, the residents of Adrian voted favorably on granting a 30-year renewal franchise to Citizens.

                            DISCONTINUED OPERATIONS

     In June 1996, MCN completed the sale of its computer operations subsidiary, Genix, to Affiliated Computer Services, Inc. for an initial sales price of $137.5 million, resulting in an after-tax gain of $36.2 million. In October 1996, the initial sales price was decreased by $4.6 million to reflect the reduction in Genix's working capital between the effective and closing dates of the transaction. The selling price of Genix could be further adjusted downward by as much as $26.2 million depending upon the occurrence of certain contingencies that include, among other things, retention of certain customers through mid-1998 and tax-related matters. Management believes that no further adjustment to the selling price will occur. Summary statements and other information on discontinued computer operations can be found in Note 2 to the consolidated financial statements.

                                     OTHER

     MCNIC is involved in several residential and commercial community development partnerships.

     MCNIC Gas Storage Company, a 100% owned subsidiary of MCNIC, holds a 50% limited partnership interest in The Orchards Golf Limited Partnership. The Orchards golf course is above the Washington 28 storage field, which is located north of Detroit. The partnership was formed in 1991 to develop approximately 520 acres of land in Washington Township, Michigan. The Orchards Golf Limited Partnership entered into an agreement with Westcreek Estates to sell approximately 70 acres. The remaining acreage consists of an 18-hole championship golf course of approximately 200 acres and residential development of the remaining 250 acres.

ITEM 2. PROPERTIES

     MCN, through its principal subsidiaries, owns or leases under long-term leases office space in Detroit and Grand Rapids, Michigan, Houston, Texas, Denver, Colorado, and Hartford, Connecticut.

GAS DISTRIBUTION

     MichCon operates natural gas distribution, transmission and storage facilities in the state of Michigan. At December 31, 1997, MichCon's distribution system included 16,537 miles of distribution mains, 1,076,212 service lines and 1,190,314 active meters. MichCon owns 2,549 miles of transmission and production lines that deliver natural gas to the distribution districts and interconnect its storage fields with the sources of supply and the market areas. MichCon also owns properties relating to five underground storage fields with an aggregate storage capacity of approximately 130 Bcf. Additionally, MichCon owns district office buildings, service buildings and gas receiving and metering stations. In January 1998 MichCon purchased its principal office building in Detroit, The Guardian Building, ending its long-term capital lease obligation. MichCon occupies its principal office building in Grand Rapids under a long-term lease. Portions of these buildings are subleased to affiliates and others.

     Most of MichCon's properties are held in fee, by easement, or under lease agreements expiring at various dates to 2006, with renewal options extending beyond that date. The principal plants and properties of MichCon are held subject to the lien of MichCon's Indenture of Mortgage and Deed of Trust under which MichCon's First Mortgage Bonds are issued. Some existing properties are being fully utilized and new properties are being added to meet the requirements of expansion into new areas. MichCon's capital expenditures for 1997 totaled $155.2 million. MichCon's capital requirements for 1998 are anticipated to be approximately $200 million for capital investments.

     The Saginaw Bay Pipeline Company, a wholly owned subsidiary of MichCon Pipeline Co., owns a 66 2/3% interest in the Saginaw Bay Area Limited Partnership, which owns substantially all of the properties used in the conduct of its business, primarily a 126-mile transmission line. The Saginaw Bay Lateral Company, a wholly owned subsidiary of MichCon Pipeline Co., owns a 46% interest in the Saginaw Bay Lateral Limited Partnership, which owns substantially all of the properties used in the conduct of its business, primarily lateral lines related to the Saginaw Bay transmission line. Westside Pipeline Company, a wholly owned subsidiary of MichCon Pipeline Co., owns an 82.59% interest in Jordan Valley Pipeline, a 14-mile major gathering line and the Terra-Hayes Pipeline, a 18-mile major gathering line.

     MichCon Gathering Company, a wholly owned subsidiary of MichCon Pipeline Co., owns substantially all of the properties used in the conduct of its business, including 44.7-mile, 8.6-mile, 11-mile and 25.2-mile transmission lines and a 2400 horsepower compressor station.

     Thunder Bay Gathering Company, a wholly owned subsidiary of MichCon Pipeline Co., owns substantially all of the properties used in the conduct of its business, including 44 miles of gathering lines.

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

     MCN is involved in joint ventures that own property associated with gas storage, electric power, gas gathering and processing, and real estate.

     MCN's facilities are suitable and adequate for their intended use.

EXPLORATION & PRODUCTION ACTIVITIES

     MCNIC Oil & Gas Company (MOG), a subsidiary of MCN, is involved in various gas and oil producing activities. The following data, together with the financial information detailed in Note 15 to the Consolidated Financial Statements, incorporated by reference in Item 8 of this report, and the general data provided under the "Exploration & Production" section of Item 1 located on page 2, provide additional information regarding this activity. Information on estimated gas and oil reserves was obtained by MOG from the independent petroleum engineering consultants Ryder Scott Company, Miller and Lents, Ltd., Questa Engineering Corporation, S.A. Holditch & Associates, Inc., Netherland, Sewell & Associates, Inc., and Williamson Petroleum Consultants, Inc.

PRODUCTION

               For the Year Ended December 31                    1997         1996         1995
               ------------------------------                   ------       ------       ------

Average Gas Sales Price (per Mcf)                               $ 1.95       $ 1.96       $ 2.02

Average Oil Sales Price (per Bbl)                               $16.87       $20.18       $16.24

Average Production Cost (Mcf)                                   $ 0.70       $ 0.76       $ 0.56

PRODUCTIVE WELLS AND ACREAGE

                                             1997                     1996                    1995
                                    ----------------------    --------------------    --------------------
                                      Gross         Net         Gross        Net        Gross        Net
                                    ---------       ---       ---------      ---      ---------      ---
Producing Wells
-----------------
United States                           2,917        1,677        2,890      1,481        1,972      1,014
                                    =========    =========    =========    =======    =========    =======
Developed Lease Acreage
---------------------------
United States                         663,767      344,818      519,107    287,964      308,878    149,104
                                    =========    =========    =========    =======    =========    =======
Undeveloped Leased Acreage
-------------------------------
United States                       2,592,915    1,239,908    1,701,063    970,873    1,345,864    819,049
                                    =========    =========    =========    =======    =========    =======

DRILLING ACTIVITY

                                                           1997             1996             1995
                                                       -------------    -------------    -------------
                                                       Gross    Net     Gross    Net     Gross    Net
                                                       -----    ---     -----    ---     -----    ---
Working Interest Well Completions:
  Exploratory
     Productive                                          63      30       63      28       26       6
     Dry                                                 39      19       37      15       22       7
                                                        ---     ---      ---     ---      ---     ---
       Total Exploratory                                102      49      100      43       48      13
                                                        ---     ---      ---     ---      ---     ---
  Development
     Productive                                         574     354      355     230      333     228
     Dry                                                 20       9       12       6       18       9
                                                        ---     ---      ---     ---      ---     ---
       Total Development                                594     363      367     236      351     237
                                                        ---     ---      ---     ---      ---     ---
Total Working Interest Well Completions                 696     412      467     279      399     250
                                                        ===     ===      ===     ===      ===     ===
Wells in Process of Drilling at December 31             150      92      167     108      120      82

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

     In September 1996, USEPA sent MichCon a second general notice of liability letter for the site and demanded reimbursement of approximately $2.3 million in past costs, plus interest. USEPA then issued MichCon and the other potentially responsible party a unilateral administrative order under section 106 of the Comprehensive Environmental Response Compensation and Liability Act to implement the remedy. USEPA estimates the cost of the remedy to be approximately $650,000. MichCon again reviewed USEPA's bases for determining that it is a potentially responsible party and concluded again that it was not responsible for contamination discovered at that site and informed USEPA of its decision. USEPA has not taken any subsequent action against MichCon. USEPA may sue MichCon to force compliance with the order or may implement the remedy and then sue MichCon for recovery of all incurred costs. If USEPA institutes and prevails in such a suit and if the court determines that MichCon did not have sufficient cause not to comply with the order, the court may impose civil penalties and punitive damages. Management believes MichCon was not responsible for contamination at the site and has sufficient cause not to comply with this order and that the resolution of this matter will not have a material adverse effect on MichCon's financial statements.

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

     MichCon impleaded, as third-party defendants, all of the manufacturers, contractors and installers of the plaintiffs' furnaces. On September 13, 1996, plaintiffs' third motion to certify the lawsuit as a class action was granted. MichCon appealed the granting of certification and, on December 2, 1996, the Michigan Court of Appeals granted MichCon's motion for immediate consideration and stayed all further proceedings until the Court issues its decision. MichCon believes that the plaintiffs' allegations are without merit and will continue to defend the case vigorously

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with respect to all executive officers of MCN, as of February 27, 1998, is set forth below. Such officers are appointed by the Board of Directors for terms expiring at the next annual meeting of shareholders, scheduled to be held April 22, 1998.

NAME AND POSITION                        AGE    BUSINESS EXPERIENCE DURING PAST FIVE YEARS
-----------------                        ---    ------------------------------------------
Alfred R. Glancy III                     59     Present position since September 1992; Chairman, Chief
  Chairman, President, Chief                    Executive Officer and Director since August 1988;
  Executive Officer and Director                Chairman and Director of MCN Investment since 1988;
                                                Chairman and Director of MichCon since 1984 and 1981
                                                respectively; Chief Executive Officer of MichCon from
                                                1984 to September 1992.
Rai P. Bhargava                          50     Present position since January 1994; Executive Vice
  President and Chief Executive                 President and Chief Operating Officer of MCN Investment
  Officer of MCN Investment                     from July 1993 to January 1994; Director of MCN
                                                Investment since November 1993; Vice President,
                                                Marketing, of MichCon from July 1988 to July 1993.
Stephen E. Ewing                         53     Present position since September 1992; President and
  President and Chief Executive                 Chief Operating Officer from August 1988 to September
  Officer of MichCon and Director               1992; Director since August 1988; President and
                                                Director of MichCon since 1985 and 1984 respectively;
                                                Chief Operating Officer of MichCon from 1985 to
                                                September 1992.
William K. McCrackin                     64     Present position since September 1992; Vice Chairman,
  Vice Chairman, Chief Financial                Chief Financial Officer, Treasurer and Director from
  Officer and Director                          August 1988 to September 1992; Director of MCN
                                                Investment since 1988; Vice Chairman of MichCon from
                                                March 1986 to September 1992; Chief Financial Officer
                                                of MichCon from 1985 to September 1992; Director of
                                                MichCon since 1984.
Daniel L. Schiffer                       54     Present position since September 1995; Vice
  Senior Vice President, General                President,General Counsel and Secretary of MCN since
  Counsel and Secretary                         April 1989; General Counsel and Secretary of MCN since
                                                August 1988; Vice President and General Counsel of
                                                MichCon from July 1991 to September 1992; Director of
                                                MichCon since January 1989.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     MCN Common Stock is traded on the New York Stock Exchange. On February 19, 1998 there were 21,984 holders of record of MCN Common Stock. Information regarding the market price of MCN Common Stock and related security holder matters is incorporated by reference herein from the section titled "Supplementary Financial Information" in MCN's 1997 Annual Report to Shareholders, pages 67 and 68.

ITEM 6. SELECTED FINANCIAL DATA

     Information required pursuant to this item is incorporated by reference herein from the section titled "Supplementary Financial Information" in MCN's 1997 Annual Report to Shareholders, pages 67 and 68.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Information required pursuant to this item is incorporated by reference herein from the section titled "Management's Discussion and Analysis" in MCN's 1997 Annual Report to Shareholders, pages 31 through 41.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Information required pursuant to this item is incorporated by reference herein from the following sections of MCN's 1997 Annual Report to Shareholders. The consolidated statement of income, cash flows and capitalization are for each of the years ended December 31, 1997, 1996 and 1995 and the consolidated statement of financial position is as of December 31, 1997 and 1996.

     Consolidated Statement of Financial Position, page 43

     Consolidated Statement of Income, page 42

     Consolidated Statement of Cash Flows, page 44

     Consolidated Statement of Capitalization, page 45

     Notes to Consolidated Financial Statements, pages 46 through 66

     Supplementary Financial Information, page 67 and 68; and

     Independent Auditors' Report, page 69

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information set forth in the section titled "Proposal 1 -- Election of Directors" in MCN's February 1998 definitive Proxy Statement is incorporated by reference herein.

     Information concerning the executive officers of MCN is set forth in the section titled "Executive Officers of the Registrant" on page 21 in Part I of this Report.

ITEM 11. EXECUTIVE COMPENSATION

     The information set forth in the sections titled "Compensation of Directors and Executive Officers" and "Report of the Compensation Committee of the Board of Directors on Executive Compensation" in MCN's February 1998 definitive Proxy Statement is incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information set forth in the section titled "Beneficial Security Ownership of Directors, Nominees and Executive Officers" in MCN's February 1998 definitive Proxy Statement is incorporated by reference herein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information set forth in the sections titled "Executive Compensation" and "Other Compensation Matters" in MCN's February 1998 definitive Proxy Statement is incorporated by reference herein.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

(A) LIST OF DOCUMENTS FILED AS PART OF THE REPORT:

     1. For a list of financial statements incorporated by reference, see the section entitled "Financial Statements and Supplementary Data", on page 22 in Part II, Item 8 of this Report.

     2. The Financial Statement Schedule for each of the three years in the period ended December 31, 1997, unless otherwise noted, are included herein in response to Part II, Item 8:

          Independent Auditors' Report

     SCHEDULE

          II -- Valuation and Qualifying Accounts

     Schedules other than those referred to above are omitted as not applicable or not required, or the required information is shown in the financial statements or notes thereto.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors:

     We have audited the consolidated financial statements of MCN Energy Group Inc. and subsidiaries (the "Corporation"), as of December 31, 1997 and 1996, and for each of the three years in the period ended December 31, 1997, and have issued our report thereon dated February 12, 1998 (which expresses an unqualified opinion and includes an explanatory paragraph relating to the Corporation's adoption of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation"), such consolidated financial statements and report are included in your 1997 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of the Corporation, listed in Item 14. This consolidated financial statement schedules is the responsibility of the Corporation's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

DELOITTE & TOUCHE LLP
Detroit, Michigan
February 12, 1998

                                                                     SCHEDULE II

                     MCN ENERGY GROUP INC. AND SUBSIDIARIES

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                             (THOUSANDS OF DOLLARS)

[CAPTION]

                      COLUMN A                          COLUMN B          COLUMN C           COLUMN D      COLUME E
                                                                         ADDITIONS
                                                                    --------------------
                                                                         PROVISIONS         DEDUCTIONS
                                                                         CHARGED TO        FOR PURPOSES    BALANCE
                                                       BALANCE AT   --------------------   FOR WHICH THE    AT END
                                                       BEGINNING              REGULATORY   RESERVES WERE      OF
                     DESCRIPTION                       OF PERIOD    INCOME      ASSET        PROVIDED       PERIOD
-----------------------------------------------------  ----------   -------   ----------   -------------   --------
                                                                       YEAR ENDED DECEMBER 31, 1997
                                                       ------------------------------------------------------------
Reserves deducted from assets in Consolidated
  Statement of Financial Position:
    Allowance for doubtful accounts..................   $18,487     $21,847    $    --        $24,623      $15,711
                                                        =======     =======    =======        =======      =======
Reserves included in Current Liabilities -- Other and
  in Accrued Environmental Costs in Accrued
  Environmental Statement of Financial Position:
    Environmental testing (1)........................   $37,576     $    --    $    --        $   835      $36,741
                                                        =======     =======    =======        =======      =======
Reserves included in Deferred Credits and Other
  Liabilities -- Other in Consolidated Statement of
  Financial Position:
    Injuries and damages.............................   $ 9,182     $ 1,400    $   608        $ 6,352      $ 4,838
                                                        =======     =======    =======        =======      =======
                                                                                       YEAR ENDED DECEMBER 31, 1996
                                                       ------------------------------------------------------------
Reserves deducted from assets in Consolidated
  Statement of Financial Position:
    Allowance for doubtful accounts..................   $13,765     $29,425    $    --        $24,703      $18,487
                                                        =======     =======    =======        =======      =======
Reserves included in Current Liabilities -- Other and
  in Accrued Environmental Costs in Consolidated
  Statement of Financial Position:
    Environmental testing (1)........................   $38,451     $    --    $    --        $   875      $37,576
                                                        =======     =======    =======        =======      =======
Reserves included in Deferred Credits and Other
  Liabilities -- Other in Consolidated Statement of
  Financial Position:
    Injuries and damages.............................   $ 8,013     $ 3,052    $   674        $ 2,557      $ 9,182
                                                        =======     =======    =======        =======      =======
                                                                                       YEAR ENDED DECEMBER 31, 1995
                                                       ------------------------------------------------------------
Reserves deducted from assets in Consolidated
  Statement of Financial Position:
    Allowance for doubtful accounts..................   $16,101     $15,274    $    --        $17,610      $13,765
    Allowance for sale of partnership interest (2)...        91          --         --             91           --
    Allowance for notes receivable (3)...............     1,954      (1,607)        --            347           --
                                                        -------     -------    -------        -------      -------
                                                        $18,146     $13,667    $    --        $18,048      $13,765
                                                        =======     =======    =======        =======      =======
Reserves included in Current Liabilities -- Other and
  in Accrued Environmental Costs in Accrued Statement
  of Financial Position:
    Environmental testing (1)........................   $ 5,540     $    --    $35,000        $ 2,089      $38,451
                                                        =======     =======    =======        =======      =======
Reserves included in Deferred Credits and Other
  Liabilities -- Other in Consolidated Statement of
  Financial Position:
    Injuries and damages.............................   $ 8,402     $ 1,026    $   686        $ 2,101      $ 8,013
                                                        =======     =======    =======        =======      =======

---------------

NOTES:

(1) Reference is made to Note 8b to the Consolidated Financial Statements MCN's 1997 Annual Report to Shareholders, page 54.

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

3. Exhibits, Including Those Incorporated by Reference.

EXHIBIT
  NO.                              DESCRIPTION
-------                            -----------
    3-1    Articles of Incorporation of MCN Energy Group Inc. (Exhibit
           3-1 to March 31, 1997 Form 10-Q).
    3-2    By-Laws of MCN Energy Group Inc., as amended.*
    3-3    Certificate of Limited Partnership of MCN Michigan Limited
           Partnership (Exhibit 4-6 to Registration Statement No.
           33-55665).
    3-4    Certificate of Trust of MCN Financing I (Exhibit 4-11 to
           Registration Statement No. 333-01521).
    3-5    Certificate of Trust of MCN Financing III (Exhibit 4-16 to
           Registration Statement No. 333-21175).
    4-1    Rights Plan (Exhibit 28-1 to December 20, 1989 Form 8-K and
           Exhibit 4 to July 23, 1997 Form 8-K).
    4-2    Senior Debt Securities Indenture between MCN Energy Group
           Inc. and NBD Bank, N.A., as Trustee, dated September 1, 1994
           (Exhibit 4-4 to Registration Statement No. 33-55665); First
           Supplemental Indenture, dated June 4, 1997.*
    4-3    Subordinated Debt Securities Indenture between MCN Energy
           Group Inc. and NBD Bank, N.A., as Trustee, dated September
           1, 1994 (Exhibit 4-5 to Registration Statement No.
           33-55665); First Supplemental Indenture, dated April 17,
           1996 (Exhibit 4-18 to Amendment No. 2 to Registration
           Statement No. 333-01521); and Second Supplemental Indenture,
           dated July 24, 1996 (Exhibit 5-2 to July 24, 1996 Form 8-K).
    4-4    MichCon's Indenture of Mortgage and Deed of Trust dated
           March 1, 1944 (Exhibit 7-D to Registration Statement No.
           2-5252); Twenty-ninth Supplemental Indenture, dated July 15,
           1989 (Exhibit 4-1 to July 27, 1989 Form 8-K); Thirtieth
           Supplemental Indenture, dated September 1, 1991 (Exhibit 4-1 to September 27, 1991 Form 8-K); Thirty-first Supplemental
           Indenture, dated December 15, 1991 (Exhibit 4-1 to February
           28, 1992 Form 8-K); Thirty-second Supplemental Indenture,
           dated January 5, 1993 (Exhibit 4-1 to 1992 Form 10-K);
           Thirty-third Supplemental Indenture, dated May 1, 1996
           (Exhibit 4-2 to Registration Statement No. 33-59093); and
           Thirty-forth Supplemental Indenture, dated November 1, 1996
           (Exhibit 4-2 to Registration Statement No. 333-16285).
    4-5    Debt Securities Indenture between MCN Investment Corp. and
           NBD Bank as Trustee, dated September 1, 1995 (Exhibit 4-1 to
           Registration Statement No. 33-63311).
    4-6    MCN hereby agrees to furnish to the SEC, upon request, a
           copy of any instruments defining the rights of holders of
           long-term debt issued by MCN or its subsidiaries.
    4-7    Form of Guarantee Agreement with Respect to Preferred
           Securities of MCN Michigan Limited Partnership (Exhibit 4-8
           to Registration Statement No. 33-55665).
    4-8    Amended and Restated Limited Partnership Agreement of MCN
           Michigan Limited Partnership (Exhibit 4-1 to October 26,
           1994 Form 8-K).
    4-9    Form of MCN Energy Group Inc. Series A Subordinated
           Deferrable Interest Debt Security for $100,000,000 (Exhibit
           4-6 to October 26, 1994 Form 8-K).
   4-10    Form of MCN Energy Group Inc. Series A Subordinated
           Deferrable Interest Debt Security for $1,100,000 (Exhibit
           4-7 to October 26, 1994 Form 8-K).
   4-11    Purchase Contract Agreement dated April 22, 1996 between MCN
           Energy Group Inc. and the First National Bank of Chicago, as
           Purchase Contract Agent (Exhibit 4-9 to April 22, 1996 Form
           8-K).
   4-12    Pledge Agreement dated April 22, 1996 among MCN Energy Group
           Inc., Chemical Bank, as Collateral Agent, and The First
           National Bank of Chicago, as Purchase Contract Agent
           (Exhibit 4-10 to April 22, 1996 Form 8-K).

EXHIBIT
  NO.                              DESCRIPTION
-------                            -----------
   4-13    Form of Preferred Redeemable Increased Dividend Equity
           Securities Certificate (Exhibit A to the Purchase Contract
           Agreement included as Exhibit 4-10 hereto).
   4-14    Amended and Restated Declaration of Trust of MCN Financing
           I, dated as of July 24, 1996 (Exhibit 5-1 to July 24, 1996
           Form 8-K).
   4-15    Preferred Securities Guarantee Agreement, dated as of July
           26, 1996, between MCN and Wilmington Trust Company (Exhibit
           5-4 to July 24, 1996 Form 8-K).
   4-16    Form of Preferred Security of MCN Financing I (Annex I to
           the Amended and Restated Declaration of Trust of MCN
           Financing I included as Exhibit 4-13 hereto).
   4-17    Purchase Contract Agreement dated March 25, 1997 between MCN and The First National Bank of Chicago, as Purchase Contract
           Agent (Exhibit 5-5 to March 19, 1997 Form 8-K).
   4-18    Pledge Agreement dated March 25, 1997 among MCN, Chase
           Manhattan Bank, as Collateral Agent, and The First National
           Bank of Chicago, as Purchase Contract Agent (Exhibit 5-6 to
           March 19, 1997 Form 8-K.)
   4-19    Form of FELINE PRIDES Certificate (Exhibit A to the Purchase
           Contract Agreement included as Exhibit 4-17 hereto).
   4-20    Amended and Restated Declaration of Trust of MCN Financing
           III, dated as of March 19, 1997 (Exhibit 5-2 to March 19,
           1997 Form 8-K).
   4-21    Preferred Securities Guarantee Agreement, dated as of March
           19, 1997, between MCN and Wilmington Trust Company (Exhibit
           5-4 to March 19, 1997 Form 8-K).
   4-22    Form of Preferred Security of MCN Financing III (Annex I to
           the Amended and Restated Declaration of Trust of MCN
           Financing III included as Exhibit 4-20 hereto).
   10-1    MCN Stock Option Plan Post-Effective Amendment No. 1
           (Registration Statement No. 33-21930-99).
   10-2    Form of Employment Agreement (Exhibit 99-2 to June 30, 1997
           Form 10-Q).
   10-3    MCN Energy Group Inc. Annual Performance Plan (Exhibit 10-6
           to 1993 Form 10-K).
   10-4    MCN Energy Group Inc. Stock Incentive Plan (Exhibit 10-1 to
           March 31, 1995 Form 10-Q).
   10-5    Special Retention Agreement between MCN Energy Group Inc.
           and Rai P. Bhargava (Exhibit 10-1 to June 30, 1995 Form
           10-Q).
   10-6    MCN Executive Deferred Compensation Plan, as amended
           (Exhibit 10-1 to September 30, 1996 Form 10-Q).
   10-7    MichCon Supplemental Death Benefit and Retirement Income
           Plan (Exhibit 10-2 to September 30, 1996 Form 10-Q).
   10-8    MichCon Supplemental Retirement Plan (Exhibit 10-3 to
           September 30, 1996 Form 10-Q).
   10-9    MCN Energy Group Inc. Mandatory Deferred Compensation Plan,
           as amended (Exhibit 10-11 to 1996 Form 10-K).
  10-10    MCN Energy Group Inc. Supplemental Savings Plan (Exhibit
           10-12 to 1996 Form 10-K).
  10-11    MCN Energy Group Inc. Nonemployee Directors' Compensation
           Plan, as amended (Exhibit 99-1 to June 30, 1997 Form 10-Q).
   12-1    Computation of Ratio of Earnings to Fixed Charges for MCN
           Energy Group Inc.*
   12-2    Computation of Interest Coverage Ratio for MCN Energy Group
           Inc.*
   12-3    Computation of Ratio of Earnings to Fixed Charges for MCN
           Investment Corporation.*
   12-4    Computation of Interest Coverage Ratio for MCN Investment
           Corporation.*
   13-1    MCN Energy Group Inc. 1997 Annual Report to Shareholders.*
   21-1    List of MCN Subsidiaries.*

EXHIBIT
  NO.                              DESCRIPTION
-------                            -----------
   23-1    Independent Auditors' Consent -- Deloitte & Touche LLP.*
   23-2    Consent of Ryder Scott Company.*
   23-3    Consent of Miller and Lents, Ltd.*
   23-4    Consent of S.A. Holditch & Associates, Inc.*
   23-5    Consent of Williamson Petroleum Consultants, Inc.*
   23-6    Consent of Questa Engineering Corporation.*
   23-7    Consent of Netherland, Sewell & Associates, Inc.*
   24-1    Powers of Attorney.*
   27-1    Financial Data Schedule.*
   99-1    MichCon Investment and Stock Ownership Plan, as amended
           (Exhibit 99-1 to March 31, 1997 Form 10-Q).
   99-2    MCN Energy Group Inc. Savings and Stock Ownership Plan, as
           amended (Exhibit 99-2 to March 31, 1997 Form 10-Q).

---------------
* Indicates document filed herewith.

References are to MCN (File No. 1-10070) for documents incorporated by reference.

References are to MichCon (File No. 1-7310) for MichCon documents incorporated by reference.

(B) REPORTS ON FORM 8-K:

     None.

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

                                                                TITLE                         DATE
                                                                -----                         ----

                      *                          Director, Chairman, President and      February 27, 1998
---------------------------------------------    Chief Executive Officer
            Alfred R. Glancy III

                      *                          Director, Vice Chairman and Chief      February 27, 1998
---------------------------------------------    Financial Officer
            William K. McCrackin

             /s/ Harold Gardner                  Vice President, Controller and         February 27, 1998
---------------------------------------------    Chief Accounting Officer
               Harold Gardner

                      *                          Director                               February 27, 1998
---------------------------------------------
              Stephen E. Ewing

                      *                          Director                               February 27, 1998
---------------------------------------------
               Roger Fridholm

                      *                          Director                               February 27, 1998
---------------------------------------------
             Frank M. Hennessey

                      *                          Director                               February 27, 1998
---------------------------------------------
             Thomas H. Jeffs II

                      *                          Director                               February 27, 1998
---------------------------------------------
               Dale A. Johnson

                      *                          Director                               February 27, 1998
---------------------------------------------
             Helen O. Petrauskas

                      *                          Director                               February 27, 1998
---------------------------------------------
               Howard F. Sims

                      *                          Director                               February 27, 1998
---------------------------------------------
              Bill M. Thompson

           *By: /s/ HAROLD GARDNER
   ---------------------------------------
               Harold Gardner
              Attorney-in-Fact

                                 EXHIBIT INDEX

EXHIBIT
  NO.                              DESCRIPTION
-------                            -----------
    3-1    Articles of Incorporation of MCN Energy Group Inc. (Exhibit
           3-1 to March 31, 1997 Form 10-Q).
    3-2    By-Laws of MCN Energy Group Inc., as amended.*
    3-3    Certificate of Limited Partnership of MCN Michigan Limited
           Partnership (Exhibit 4-6 to Registration Statement No.
           33-55665).
    3-4    Certificate of Trust of MCN Financing I (Exhibit 4-11 to
           Registration Statement No. 333-01521).
    3-5    Certificate of Trust of MCN Financing III (Exhibit 4-16 to
           Registration Statement No. 333-21175).
    4-1    Rights Plan (Exhibit 28-1 to December 20, 1989 Form 8-K).
    4-2    Senior Debt Securities Indenture between MCN Energy Group
           Inc. and NBD Bank, N.A., as Trustee, dated September 1, 1994
           (Exhibit 4-4 to Registration Statement No. 33-55665); First
           Supplemental Indenture, dated June 4, 1997.*
    4-3    Subordinated Debt Securities Indenture between MCN Energy
           Group Inc. and NBD Bank, N.A., as Trustee, dated September
           1, 1994 (Exhibit 4-5 to Registration Statement No.
           33-55665); First Supplemental Indenture, dated April 17,
           1996 (Exhibit 4-18 to Amendment No. 2 to Registration
           Statement No. 333-01521); and Second Supplemental Indenture,
           dated July 24, 1996 (Exhibit 5-2 to July 24, 1996 Form 8-K).
    4-4    MichCon's Indenture of Mortgage and Deed of Trust dated
           March 1, 1944 (Exhibit 7-D to Registration Statement No.
           2-5252); Twenty-ninth Supplemental Indenture, dated July 15,
           1989 (Exhibit 4-1 to July 27, 1989 Form 8-K); Thirtieth
           Supplemental Indenture, dated September 1, 1991 (Exhibit 4-1 to September 27, 1991 Form 8-K); Thirty-first Supplemental
           Indenture, dated December 15, 1991 (Exhibit 4-1 to February
           28, 1992 Form 8-K); Thirty-second Supplemental Indenture,
           dated January 5, 1993 (Exhibit 4-1 to 1992 Form 10-K);
           Thirty-third Supplemental Indenture, dated May 1, 1996
           (Exhibit 4-2 to Registration Statement No. 33-59093); and
           Thirty-forth Supplemental Indenture, dated November 1, 1996
           (Exhibit 4-2 to Registration Statement No. 333-16285).
    4-5    Debt Securities Indenture between MCN Investment Corp. and
           NBD Bank as Trustee, dated September 1, 1995 (Exhibit 4-1 to
           Registration Statement No. 33-63311).
    4-6    MCN hereby agrees to furnish to the SEC, upon request, a
           copy of any instruments defining the rights of holders of
           long-term debt issued by MCN or its subsidiaries.
    4-7    Form of Guarantee Agreement with Respect to Preferred
           Securities of MCN Michigan Limited Partnership (Exhibit 4-8
           to Registration Statement No. 33-55665).
    4-8    Amended and Restated Limited Partnership Agreement of MCN
           Michigan Limited Partnership (Exhibit 4-1 to October 26,
           1994 Form 8-K).
    4-9    Form of MCN Energy Group Inc. Series A Subordinated
           Deferrable Interest Debt Security for $100,000,000 (Exhibit
           4-6 to October 26, 1994 Form 8-K).
   4-10    Form of MCN Energy Group Inc. Series A Subordinated
           Deferrable Interest Debt Security for $1,100,000 (Exhibit
           4-7 to October 26, 1994 Form 8-K).
   4-11    Purchase Contract Agreement dated April 22, 1996 between MCN
           Energy Group Inc. and the First National Bank of Chicago, as
           Purchase Contract Agent (Exhibit 4-9 to April 22, 1996 Form
           8-K).
   4-12    Pledge Agreement dated April 22, 1996 among MCN Energy Group
           Inc., Chemical Bank, as Collateral Agent, and The First
           National Bank of Chicago, as Purchase Contract Agent
           (Exhibit 4-10 to April 22, 1996 Form 8-K).

EXHIBIT
  NO.                              DESCRIPTION
-------                            -----------
   4-13    Form of Preferred Redeemable Increased Dividend Equity
           Securities Certificate (Exhibit A to the Purchase Contract
           Agreement included as Exhibit 4-10 hereto).
   4-14    Amended and Restated Declaration of Trust of MCN Financing
           I, dated as of July 24, 1996 (Exhibit 5-1 to July 24, 1996
           Form 8-K).
   4-15    Preferred Securities Guarantee Agreement, dated as of July
           26, 1996, between MCN and Wilmington Trust Company (Exhibit
           5-4 to July 24, 1996 Form 8-K).
   4-16    Form of Preferred Security of MCN Financing I (Annex I to
           the Amended and Restated Declaration of Trust of MCN
           Financing I included as Exhibit 4-13 hereto).
   4-17    Purchase Contract Agreement dated March 25, 1997 between MCN and The First National Bank of Chicago, as Purchase Contract
           Agent (Exhibit 5-5 to March 19, 1997 Form 8-K).
   4-18    Pledge Agreement dated March 25, 1997 among MCN, Chase
           Manhattan Bank, as Collateral Agent, and The First National
           Bank of Chicago, as Purchase Contract Agent (Exhibit 5-6 to
           March 19, 1997 Form 8-K.)
   4-19    Form of FELINE PRIDES Certificate (Exhibit A to the Purchase
           Contract Agreement included as Exhibit 4-17 hereto).
   4-20    Amended and Restated Declaration of Trust of MCN Financing
           III, dated as of March 19, 1997 (Exhibit 5-2 to March 19,
           1997 Form 8-K).
   4-21    Preferred Securities Guarantee Agreement, dated as of March
           19, 1997, between MCN and Wilmington Trust Company (Exhibit
           5-4 to March 19, 1997 Form 8-K).
   4-22    Form of Preferred Security of MCN Financing III (Annex I to
           the Amended and Restated Declaration of Trust of MCN
           Financing III included as Exhibit 4-20 hereto).
   10-1    MCN Stock Option Plan Post-Effective Amendment No. 1
           (Registration Statement No. 33-21930-99).
   10-2    Form of Employment Agreement (Exhibit 99-2 to June 30, 1997
           Form 10-Q).
   10-3    MCN Energy Group Inc. Annual Performance Plan (Exhibit 10-6
           to 1993 Form 10-K).
   10-4    MCN Energy Group Inc. Stock Incentive Plan (Exhibit 10-1 to
           March 31, 1995 Form 10-Q).
   10-5    Special Retention Agreement between MCN Energy Group Inc.
           and Rai P. Bhargava (Exhibit 10-1 to June 30, 1995 Form
           10-Q).
   10-6    MCN Executive Deferred Compensation Plan, as amended
           (Exhibit 10-1 to September 30, 1996 Form 10-Q).
   10-7    MichCon Supplemental Death Benefit and Retirement Income
           Plan (Exhibit 10-2 to September 30, 1996 Form 10-Q).
   10-8    MichCon Supplemental Retirement Plan (Exhibit 10-3 to
           September 30, 1996 Form 10-Q).
   10-9    MCN Energy Group Inc. Mandatory Deferred Compensation Plan,
           as amended (Exhibit 10-11 to 1996 Form 10-K).
  10-10    MCN Energy Group Inc. Supplemental Savings Plan (Exhibit
           10-12 to 1996 Form 10-K).
  10-11    MCN Energy Group Inc. Nonemployee Directors' Compensation
           Plan, as amended (Exhibit 99-1 to June 30, 1997 Form 10-Q).
   12-1    Computation of Ratio of Earnings to Fixed Charges for MCN
           Energy Group Inc.*
   12-2    Computation of Interest Coverage Ratio for MCN Energy Group
           Inc.*
   12-3    Computation of Ratio of Earnings to Fixed Charges for MCN
           Investment Corporation.*
   12-4    Computation of Interest Coverage Ratio for MCN Investment
           Corporation.*
   13-1    MCN Energy Group Inc. 1997 Annual Report to Shareholders.*
   21-1    List of MCN Subsidiaries.*

EXHIBIT
  NO.                              DESCRIPTION
-------                            -----------
   23-1    Independent Auditors' Consent -- Deloitte & Touche LLP.*
   23-2    Consent of Ryder Scott Company.*
   23-3    Consent of Miller and Lents, Ltd.*
   23-4    Consent of S.A. Holditch & Associates, Inc.*
   23-5    Consent of Williamson Petroleum Consultants, Inc.*
   23-6    Consent of Questa Engineering Corporation.*
   23-7    Consent of Netherland, Sewell & Associates, Inc.*
   24-1    Powers of Attorney.*
   27-1    Financial Data Schedule.*
   99-1    MichCon Investment and Stock Ownership Plan, as amended
           (Exhibit 99-1 to March 31, 1997 Form 10-Q).
   99-2    MCN Energy Group Inc. Savings and Stock Ownership Plan, as
           amended (Exhibit 99-2 to March 31, 1997 Form 10-Q).

---------------
* Indicates document filed herewith.

References are to MCN (File No. 1-10070) for documents incorporated by reference.

References are to MichCon (File No. 1-7310) for MichCon documents incorporated by reference.