Form 10-K405/A
period 1997-12-31
MCN ENERGY GROUP INC
filed 1998-03-12
CIK 837579

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              -------------------


                                  FORM 10-K/A



                                AMENDMENT NO. 1


     (THIS AMENDMENT NO. 1 IS FILED TO PROVIDE AN ENTIRE EXHIBIT NO. 13-1.)


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
     incorporation or organization)           Employer
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


                                                                 TITLE                         DATE
                                                                 -----                         ----

                      *                          Director, Chairman, President and        March 12, 1998
---------------------------------------------    Chief Executive Officer
            Alfred R. Glancy III

                      *                          Director, Vice Chairman and Chief        March 12, 1998
---------------------------------------------    Financial Officer
            William K. McCrackin

             /s/ Harold Gardner                  Vice President, Controller and Chief     March 12, 1998
---------------------------------------------    Accounting Officer
               Harold Gardner

                      *                          Director                                 March 12, 1998
---------------------------------------------
              Stephen E. Ewing

                      *                          Director                                 March 12, 1998
---------------------------------------------
               Roger Fridholm

                      *                          Director                                 March 12, 1998
---------------------------------------------
             Frank M. Hennessey

                      *                          Director                                 March 12, 1998
---------------------------------------------
             Thomas H. Jeffs II

                      *                          Director                                 March 12, 1998
---------------------------------------------
               Dale A. Johnson

                      *                          Director                                 March 12, 1998
---------------------------------------------
             Helen O. Petrauskas

                      *                          Director                                 March 12, 1998
---------------------------------------------
               Howard F. Sims

                      *                          Director                                 March 12, 1998
---------------------------------------------
              Bill M. Thompson

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
   4-13    Form of Preferred Redeemable Increased Dividend Equity
           Securities Certificate (Exhibit A to the Purchase Contract
           Agreement included as Exhibit 4-10 hereto).
   4-14    Amended and Restated Declaration of Trust of MCN Financing
           I, dated as of July 24, 1996 (Exhibit 5-1 to July 24, 1996
           Form 8-K).
   4-15    Preferred Securities Guarantee Agreement, dated as of July
           26, 1996, between MCN and Wilmington Trust Company (Exhibit
           5-4 to July 24, 1996 Form 8-K).
   4-16    Form of Preferred Security of MCN Financing I (Annex I to
           the Amended and Restated Declaration of Trust of MCN
           Financing I included as Exhibit 4-13 hereto).
   4-17    Purchase Contract Agreement dated March 25, 1997 between MCN and The First National Bank of Chicago, as Purchase Contract
           Agent (Exhibit 5-5 to March 19, 1997 Form 8-K).
   4-18    Pledge Agreement dated March 25, 1997 among MCN, Chase
           Manhattan Bank, as Collateral Agent, and The First National
           Bank of Chicago, as Purchase Contract Agent (Exhibit 5-6 to
           March 19, 1997 Form 8-K.)
   4-19    Form of FELINE PRIDES Certificate (Exhibit A to the Purchase
           Contract Agreement included as Exhibit 4-17 hereto).
   4-20    Amended and Restated Declaration of Trust of MCN Financing
           III, dated as of March 19, 1997 (Exhibit 5-2 to March 19,
           1997 Form 8-K).
   4-21    Preferred Securities Guarantee Agreement, dated as of March
           19, 1997, between MCN and Wilmington Trust Company (Exhibit
           5-4 to March 19, 1997 Form 8-K).
   4-22    Form of Preferred Security of MCN Financing III (Annex I to
           the Amended and Restated Declaration of Trust of MCN
           Financing III included as Exhibit 4-20 hereto).
   10-1    MCN Stock Option Plan Post-Effective Amendment No. 1
           (Registration Statement No. 33-21930-99).
   10-2    Form of Employment Agreement (Exhibit 99-2 to June 30, 1997
           Form 10-Q).
   10-3    MCN Energy Group Inc. Annual Performance Plan (Exhibit 10-6
           to 1993 Form 10-K).
   10-4    MCN Energy Group Inc. Stock Incentive Plan (Exhibit 10-1 to
           March 31, 1995 Form 10-Q).
   10-5    Special Retention Agreement between MCN Energy Group Inc.
           and Rai P. Bhargava (Exhibit 10-1 to June 30, 1995 Form
           10-Q).
   10-6    MCN Executive Deferred Compensation Plan, as amended
           (Exhibit 10-1 to September 30, 1996 Form 10-Q).
   10-7    MichCon Supplemental Death Benefit and Retirement Income
           Plan (Exhibit 10-2 to September 30, 1996 Form 10-Q).
   10-8    MichCon Supplemental Retirement Plan (Exhibit 10-3 to
           September 30, 1996 Form 10-Q).
   10-9    MCN Energy Group Inc. Mandatory Deferred Compensation Plan,
           as amended (Exhibit 10-11 to 1996 Form 10-K).
  10-10    MCN Energy Group Inc. Supplemental Savings Plan (Exhibit
           10-12 to 1996 Form 10-K).
  10-11    MCN Energy Group Inc. Nonemployee Directors' Compensation
           Plan, as amended (Exhibit 99-1 to June 30, 1997 Form 10-Q).
   12-1    Computation of Ratio of Earnings to Fixed Charges for MCN
           Energy Group Inc.*
   12-2    Computation of Interest Coverage Ratio for MCN Energy Group
           Inc.*
   12-3    Computation of Ratio of Earnings to Fixed Charges for MCN
           Investment Corporation.*
   12-4    Computation of Interest Coverage Ratio for MCN Investment
           Corporation.*
   13-1    MCN Energy Group Inc. 1997 Annual Report to Shareholders.**
   21-1    List of MCN Subsidiaries.*

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

 * Indicates documents previously filed.



** Indicates document filed herewith.


References are to MCN (File No. 1-10070) for documents incorporated by reference.

References are to MichCon (File No. 1-7310) for MichCon documents incorporated by reference.