Form 10-Q
period 1998-03-31
MCN ENERGY GROUP INC
filed 1998-05-14
CIK 837579

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

For the quarterly period ended March 31, 1998, or

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                  TO

COMMISSION FILE NUMBER 1-10070

                             MCN ENERGY GROUP INC.

             (Exact name of registrant as specified in its charter)

                                    MICHIGAN
                        (State or other jurisdiction of
                         incorporation or organization)

                     500 GRISWOLD STREET, DETROIT, MICHIGAN
                    (Address of principal executive offices)

                                   38-2820658
                                (I.R.S. Employer
                              Identification No.)

                                     48226
                                   (Zip Code)

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

                           Yes [X]             No [ ]

     Number of shares outstanding of each of the registrant's classes of common stock, as of April 30, 1998:

               Common Stock, par value $.01 per share: 78,817,533

================================================================================

                               INDEX TO FORM 10-Q

                        FOR QUARTER ENDED MARCH 31, 1998

                                                                 PAGE
                                                                NUMBER
                                                                ------
COVER.......................................................       i

INDEX.......................................................      ii

PART I -- FINANCIAL INFORMATION
Item 1. Financial Statements................................      12
Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.................       1

PART II -- OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security
        Holders.............................................      26

Item 6. Exhibits and Reports on Form 8-K....................      27

SIGNATURE...................................................      28

                     MCN ENERGY GROUP INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Earnings continue to generate solid returns -- Although MCN generated solid results for the 1998 quarter, its earnings declined slightly by 1.6% or $1.3 million from the 1997 quarter. However, earnings from continuing operations for the 1998 twelve-month period increased 22.3% or $25.7 million over the comparable 1997 period. As discussed below, this performance reflects the successful implementation of MCN's diversified portfolio strategy.

MCN's twelve-month period earnings comparison was also affected by income from discontinued operations. As discussed in the "Discontinued Operations" section that follows, MCN sold The Genix Group, Inc. (Genix) during the second quarter of 1996.

                                                                QUARTER               12 MONTHS
                                                            ----------------      ------------------
                                                            1998       1997        1998        1997
                                                            -----      -----      ------      ------
NET INCOME (in Millions)
Continuing Operations:
  Diversified Energy......................................  $17.8      $17.9      $ 61.2      $ 41.3
  Gas Distribution........................................   62.7       63.9        79.8        74.0
                                                            -----      -----      ------      ------
                                                             80.5       81.8       141.0       115.3
                                                            -----      -----      ------      ------
Discontinued Operations:
  Income from operations..................................     --         --          --          .6
  Gain on sale............................................     --         --          --        36.2
                                                            -----      -----      ------      ------
                                                               --         --          --        36.8
                                                            -----      -----      ------      ------
                                                            $80.5      $81.8      $141.0      $152.1
                                                            =====      =====      ======      ======
DILUTED EARNINGS PER SHARE
Continuing Operations:
  Diversified Energy......................................  $ .23      $ .26      $  .83      $  .61
  Gas Distribution........................................    .74        .93         .98        1.08
                                                            -----      -----      ------      ------
                                                              .97       1.19        1.81        1.69
                                                            -----      -----      ------      ------
Discontinued Operations:
  Income from operations..................................     --         --          --         .01
  Gain on sale............................................     --         --          --         .53
                                                            -----      -----      ------      ------
                                                               --         --          --         .54
                                                            -----      -----      ------      ------
                                                            $ .97      $1.19      $ 1.81      $ 2.23
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

DIVERSIFIED ENERGY
Earnings essentially unchanged despite plunge in oil prices -- The Diversified Energy group reported earnings of $17.8 million in the 1998 quarter, virtually unchanged from the 1997 quarter. These results reflect the effect of lower oil prices on operating and joint venture income as well as higher financing costs, which were offset by gains from the strategic sale of certain assets. Earnings

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

for the 1998 twelve-month period increased by $19.9 million over last year's twelve-month period, resulting from increased operating and joint venture income posted by all of MCN's Diversified Energy business units. Earnings for the twelve-month period were also affected by asset sales and higher financing costs.

                                                               QUARTER                12 MONTHS
                                                          ------------------      ------------------
                                                           1998        1997        1998        1997
                                                          ------      ------      ------      ------
DIVERSIFIED ENERGY OPERATIONS (in Millions)
Operating Revenues*.....................................  $271.9      $260.2      $963.0      $737.2
Operating Expenses*.....................................   264.3       242.8       913.2       691.4
                                                          ------      ------      ------      ------
Operating Income........................................     7.6        17.4        49.8        45.8
                                                          ------      ------      ------      ------
Equity in Earnings of Joint Ventures....................    16.3        13.4        56.1        26.3
                                                          ------      ------      ------      ------
Other Income and (Deductions)*
  Interest income.......................................     3.3         1.2         8.8         3.1
  Interest expense......................................    (9.9)      (10.2)      (31.9)      (31.3)
  Dividends on preferred securities of subsidiaries.....    (9.8)       (4.3)      (36.6)      (14.3)
  Gains related to DIGP (Note 2c).......................      --          --         2.4         6.4
  Other.................................................    12.8         2.8        17.7         2.6
                                                          ------      ------      ------      ------
                                                            (3.6)      (10.5)      (39.6)      (33.5)
                                                          ------      ------      ------      ------
Income Before Income Taxes..............................    20.3        20.3        66.3        38.6
                                                          ------      ------      ------      ------
Income Taxes
  Current and deferred provision........................     6.5         6.4        22.9        13.3
  Federal tax credits...................................    (4.0)       (4.0)      (17.8)      (16.0)
                                                          ------      ------      ------      ------
                                                             2.5         2.4         5.1        (2.7)
                                                          ------      ------      ------      ------
Net Income..............................................  $ 17.8      $ 17.9      $ 61.2      $ 41.3
                                                          ======      ======      ======      ======

*Includes intercompany transactions

OPERATING AND JOINT VENTURE INCOME
Operating and joint venture income decreased $6.9 million in the 1998 quarter and increased $33.8 million for the current twelve-month period. Earnings for the current quarter reflect the continued growth within the Pipelines & Processing business and the Energy Marketing, Gas Storage & Electric Power business which were more than offset by reduced contributions from the Exploration & Production (E&P) business. Results for the 1998 twelve-month period were driven by increased earnings from all of Diversified Energy's business units, particularly within the Pipelines & Processing and Energy Marketing, Gas Storage & Electric Power businesses which more than doubled last year's contributions.

                                                               QUARTER                12 MONTHS
                                                          ------------------      ------------------
                                                           1998        1997        1998        1997
                                                          ------      ------      ------      ------
OPERATING AND JOINT VENTURE INCOME (in Millions)
Exploration & Production................................  $  8.7      $ 18.1      $ 48.7      $ 44.8
Pipelines & Processing..................................     9.4         7.2        31.4        15.4
Energy Marketing, Gas Storage & Electric Power..........     8.6         7.0        31.4        13.5
Corporate & Other.......................................    (2.8)       (1.5)       (5.6)       (1.6)
                                                          ------      ------      ------      ------
                                                          $ 23.9      $ 30.8      $105.9      $ 72.1
                                                          ======      ======      ======      ======

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

EXPLORATION & PRODUCTION operating and joint venture income decreased by $9.4 million for the 1998 quarter, but increased by $3.9 million for the 1998 twelve-month period. Several factors have combined to contribute to these variations from the prior year, specifically an increase in gas and oil production, a plunge in oil prices, and the strategic sale in 1997 of certain E&P properties located in the Midcontinent/Gulf Coast region. Overall gas and oil production increased by 3.7 billion cubic feet (Bcf) equivalent and 29.7 Bcf equivalent in the current quarter and twelve-month period, respectively, due to the development and acquisition of properties acquired over the past few years. Earnings for both 1998 periods were impacted by a slight increase in the average gas sales price per thousand cubic feet (Mcf) and a sharp decline in the average oil sales price. Oil prices declined by $6.86 per barrel (Bbl) or 33.7% in the 1998 quarter and $5.04 per Bbl or 24.5% in the current twelve-month period. The impact on E&P operating and joint venture income of fluctuations in natural gas and oil sales prices in the marketplace was mitigated by hedging with swap and futures agreements, as discussed in the "Risk Management Strategy" section that follows.

                                                                 QUARTER                12 MONTHS
                                                            ------------------      ------------------
                                                             1998        1997        1998        1997
                                                            ------      ------      ------      ------
EXPLORATION & PRODUCTION STATISTICS
Gas Production (Bcf)....................................      20.5        18.7        80.1        63.4
Oil Production (million Bbl)............................        .9          .6         3.6         1.5
Gas and Oil Production (Bcf equivalent).................      25.7        22.0       102.0        72.3
Average Gas Selling Price (per Mcf).....................    $ 2.10      $ 2.71      $ 2.20      $ 2.40
Effect of Hedging (per Mcf).............................      (.05)       (.70)       (.24)       (.45)
                                                            ------      ------      ------      ------
Overall Average Gas Sales Price (per Mcf)...............    $ 2.05      $ 2.01      $ 1.96      $ 1.95
                                                            ======      ======      ======      ======
Average Oil Selling Price (per Bbl).....................    $13.04      $22.40      $15.32      $21.30
Effect of Hedging (per Bbl).............................       .43       (2.07)        .22        (.72)
                                                            ------      ------      ------      ------
Overall Average Oil Sales Price (per Bbl)...............    $13.47      $20.33      $15.54      $20.58
                                                            ======      ======      ======      ======

E&P year-to-year earnings comparisons were also impacted by a $4.7 million pre-tax gain that was recorded in the first quarter of 1997 from the sale of undeveloped properties. Also impacting the earnings comparisons was the sale of proved producing properties during mid-1997, which tempered the increase in gas and oil production during 1998. Additionally, E&P's operating results were affected by higher depreciation, depletion and amortization expense.

PIPELINES & PROCESSING operating and joint venture income increased $2.2 million and $16.0 million for the 1998 quarter and twelve-month period, respectively. These results primarily reflect a significant increase in transportation volumes resulting from the acquisition and expansion of pipeline facilities during 1997. Volumes transported during the 1998 quarter more than doubled those of the comparable 1997 period, and transportation volumes for the 1998 twelve-month period increased 65%. Pipelines & Processing results also reflect contributions from the acquisition of a 25% interest in Lyondell Methanol Company, L.P. (Lyondell), a limited partnership formed in December 1996 that owns and operates a 248 million gallon-per-year methanol production plant. Earnings from Lyondell benefited from strong methanol prices during 1997, but average prices

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

declined 21% in the 1998 quarter compared to the 1997 quarter. Results for both 1998 periods also reflect a higher level of volumes treated through gas processing plants.

                                                                   QUARTER               12 MONTHS
                                                               ----------------      ------------------
                                                               1998       1997        1998        1997
                                                               -----      -----      -------      -----
PIPELINES & PROCESSING STATISTICS*
Gas Processed (Bcf)........................................     12.3        9.8         45.3       44.9
Methanol Produced (million gallons)........................     15.5       15.3         61.1       25.8
Transportation (Bcf).......................................     41.9       18.9        138.9       84.2

* Includes MCN's share of joint ventures

ENERGY MARKETING, GAS STORAGE & ELECTRIC POWER operating and joint venture income for the 1998 quarter and twelve-month period increased by $1.6 million and $17.9 million, respectively. The increase in earnings for all periods primarily resulted from the second quarter 1997 acquisition of an 18% interest in Midland Cogeneration Venture L.P., a limited partnership that owns a gas-fired cogeneration facility capable of producing up to 1,370 megawatts (MW) of electricity and 1.35 million pounds per hour of process steam. Also contributing to the favorable results were contributions from the March 1997 acquisition of a 40% interest in an India joint venture which holds minority interests in electric distribution companies and power generation facilities in the state of Gujarat, India. As a result of these acquisitions, Electric Power earnings reflect a significantly higher level of electricity sales.

                                                                   QUARTER               12 MONTHS
                                                               ----------------      ------------------
                                                               1998       1997        1998        1997
                                                               -----      -----      -------      -----
ENERGY MARKETING STATISTICS*
Gas Sales (Bcf)............................................    115.3       88.2        370.8      236.3
Exchange Deliveries (Bcf)..................................      6.5        8.7         12.9       21.9
                                                               -----      -----      -------      -----
                                                               121.8       96.9        383.7      258.2
                                                               =====      =====      =======      =====
Electricity Sales (thousands of megawatt hours)............    861.8      180.5      2,524.6      713.9
                                                               =====      =====      =======      =====

* Includes MCN's share of joint ventures

Energy Marketing's operating results reflect an increase in total gas sales and exchange deliveries of 25.7% and 48.6% during the 1998 quarter and twelve-month period, respectively. Also affecting Energy Marketing's results were lower margins on gas sales during both 1998 periods as compared to the same 1997 periods.

RISK MANAGEMENT STRATEGY -- MCN primarily manages commodity price risk by utilizing futures, options and swap contracts to more fully balance its portfolio of gas and oil supply and sales agreements. MCN has hedged a significant portion of its gas production not covered by long-term, fixed-price sales obligations. MCN's Energy Marketing group coordinates all of MCN's hedging activities to ensure compliance with risk management policies that are periodically reviewed by MCN's Board of Directors. Certain hedging gains or losses related to gas and oil production are recorded by MCN's E&P operations. Gains and losses on gas and oil production-related hedging transactions that are not recorded by MCN's E&P group are recorded by Energy Marketing.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

CORPORATE & OTHER operating and joint venture losses are due mainly to the increased proportion of administrative expenses associated with corporate management activities charged to Diversified Energy, reflecting its growing percentage of MCN's business. The 1997 twelve-month period also includes a $1.7 million gain from the sale of land by a 50%-owned real estate joint venture.

OTHER INCOME AND DEDUCTIONS
Both 1998 periods reflect higher dividends resulting from the issuance of $132 million of preferred securities in March 1997, and $200 million of preferred securities in June 1997. The 1998 twelve-month period also reflects higher interest costs on increased borrowings required to finance capital investments in the Diversified Energy group. Partially offsetting the preferred dividends and interest costs was increased interest income resulting from a $46 million advance made to a Philippine independent power producer (Note 2a).

Other income and deductions comparisons were affected by $9.9 million of pre-tax gains recorded in the 1998 quarter from the sale of certain gas sales contracts and a 50% interest in the 30 MW Ada cogeneration facility. The 1998 twelve-month period also reflects a $3.2 million pre-tax gain from the December 1997 sale of Diversified Energy's interest in the 46 Bcf Blue Lake storage project. The 1998 and 1997 twelve-month periods were affected by gains related to Dauphin Island Gathering Partners (DIGP). In a series of transactions during 1996, MCN sold 64% of its 99% interest in the DIGP partnership, resulting in pre-tax gains totaling $8.8 million. Of this amount, $2.4 million was deferred until the third quarter of 1997, when a related option agreement expired unexercised (Note 2c).

INCOME TAXES
The increase in the current and deferred income tax provision for the 1998 twelve-month period reflects higher pre-tax earnings. Partially offsetting this increase in taxes was an increase in the level of gas production tax credits generated from E&P projects.

OUTLOOK
MCN intends to continue the growth of its business by investing in energy-related projects that generate attractive returns. MCN is slowing its 1998 drilling program as a result of lower oil prices and lower-than-expected exploratory drilling results in the Midcontinent/Gulf Coast region. MCN formed partnerships in 1997 to construct six plants, which will produce coal briquettes from particles of coal. In May 1998, MCN received a favorable Internal Revenue Service ruling in connection with its coal fines project. The economic viability of the coal fines venture is dependent upon qualifying for synthetic fuel tax credits by bringing the plants in service by June 30, 1998. MCN is working to meet the required in-service date for all six plants.

Additionally, MCN will focus on expanding its Energy Marketing coverage within existing markets as well as entering new markets through strategic alliances with other energy providers. MCN intends to expand aggressively its electric power business, especially within international markets where MCN is currently negotiating investments in several projects. In addition, MCN will continue to pursue opportunities to sell properties in order to optimize its portfolio.

MCN has minority interests in electric distribution companies and power generation facilities and is pursuing the development of several other projects in India. The United States and several other countries have imposed or are considering imposing economic sanctions on India as a result of its nuclear testing program. MCN is currently evaluating the impact of such sanctions but does not expect them to have a material adverse effect on its financial statements.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

GAS DISTRIBUTION
Results reflect warmer weather and cost-saving initiatives -- The Gas Distribution group reported a marginal decline in earnings of $1.2 million for the 1998 quarter, and an increase of $5.8 million for the 1998 twelve-month period. Earnings were reduced by lower gross margins resulting from reduced gas sales and end user transportation deliveries due to warmer weather, offset by significantly lower operating expenses.

                                                              QUARTER                  12 MONTHS
                                                         ------------------      ----------------------
                                                          1998        1997         1998          1997
                                                         ------      ------      --------      --------
GAS DISTRIBUTION OPERATIONS (in Millions)
Operating Revenues*
  Gas sales..........................................    $372.9      $481.7      $  971.3      $1,096.8
  End user transportation............................      25.1        26.0          83.8          82.1
  Intermediate transportation........................      18.0        14.8          58.4          51.9
  Other..............................................      19.4        11.9          58.8          41.2
                                                         ------      ------      --------      --------
                                                          435.4       534.4       1,172.3       1,272.0
Cost of Gas..........................................     220.7       307.1         555.6         650.8
                                                         ------      ------      --------      --------
Gross Margin.........................................     214.7       227.3         616.7         621.2
                                                         ------      ------      --------      --------
Other Operating Expenses*
  Operation and maintenance..........................      63.1        75.2         274.6         303.7
  Depreciation, depletion and amortization...........      22.7        25.7         101.4         100.0
  Property and other taxes...........................      17.5        17.9          61.0          61.8
                                                         ------      ------      --------      --------
                                                          103.3       118.8         437.0         465.5
                                                         ------      ------      --------      --------
Operating Income.....................................     111.4       108.5         179.7         155.7
                                                         ------      ------      --------      --------
Equity in Earnings of Joint Ventures.................        .5         1.0           2.0           1.9
                                                         ------      ------      --------      --------
Other Income and (Deductions)*
  Interest income....................................       1.0         1.2           4.5           4.6
  Interest expense...................................     (15.4)      (13.7)        (56.2)        (52.9)
  Minority interest..................................       (.7)        (.3)         (2.3)         (1.0)
  Other..............................................        .1          .2            .4           2.0
                                                         ------      ------      --------      --------
                                                          (15.0)      (12.6)        (53.6)        (47.3)
                                                         ------      ------      --------      --------
Income Before Income Taxes...........................      96.9        96.9         128.1         110.3
Income Taxes.........................................      34.2        33.0          48.3          36.3
                                                         ------      ------      --------      --------
Net Income...........................................    $ 62.7      $ 63.9      $   79.8      $   74.0
                                                         ======      ======      ========      ========

* Includes intercompany transactions

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

GROSS MARGIN
Gas Distribution gross margin (operating revenues less cost of gas) decreased $12.6 million and $4.5 million for the 1998 quarter and twelve-month period, respectively, reflecting lower gas sales and end user transportation deliveries because of the warmer weather. These declines were partially offset by increased revenues from the continued growth in intermediate transportation and other gas-related services.

                                                                    QUARTER              12 MONTHS
                                                               -----------------      ----------------
                                                                1998       1997        1998       1997
                                                               ------      -----      ------      ----
EFFECT OF WEATHER ON GAS MARKETS AND EARNINGS
Percentage Colder (Warmer) Than Normal.....................     (18.8)%     (3.3)%      (6.9)%     1.0%
Increase (Decrease) From Normal in:
  Gas markets (in Bcf).....................................     (19.2)      (3.1)      (15.5)      2.4
  Net income (in millions).................................    $(16.7)     $(2.8)     $(13.5)     $2.2
  Diluted earnings per share...............................    $ (.20)     $(.04)     $ (.17)     $.03

GAS SALES AND END USER TRANSPORTATION revenues in total decreased by $109.7 million and $123.8 million in the 1998 quarter and twelve-month period, respectively. Revenues were affected by lower gas sales and end user transportation deliveries due to significantly warmer weather in both 1998 periods as compared to the same 1997 periods, as well as lower sales rates required to recover lower gas costs as subsequently discussed. Although end user transportation deliveries declined in the 1998 twelve-month period, revenues increased in such period because of a slight increase in the average transportation rate.

                                                                QUARTER          12 MONTHS
                                                             --------------    --------------
                                                             1998     1997     1998     1997
                                                             -----    -----    -----    -----
GAS DISTRIBUTION MARKETS (in Bcf)
Gas Sales..................................................   80.0     94.6    194.3    212.0
End User Transportation....................................   42.5     44.4    143.2    143.8
                                                             -----    -----    -----    -----
                                                             122.5    139.0    337.5    355.8
Intermediate Transportation*...............................  148.4    140.6    594.3    520.1
                                                             -----    -----    -----    -----
                                                             270.9    279.6    931.8    875.9
                                                             =====    =====    =====    =====

*Includes intercompany volumes

INTERMEDIATE TRANSPORTATION revenues increased by $3.2 million and $6.5 million in the 1998 quarter and twelve-month period, respectively, due to increased deliveries. The increase in intermediate transportation deliveries reflects additional Antrim gas volumes transported for Michigan gas producers and brokers. In December 1997, MichCon purchased a pipeline to expand the transportation capacity of its northern Michigan gathering system. This expansion made possible an increase of 8.1 Bcf in intermediate transportation deliveries in both 1998 periods. Although intermediate transportation volumes have increased significantly, profit margins on this service are considerably less than margins on gas sales or end user transportation.

OTHER OPERATING REVENUES increased in both 1998 periods due in part to an increase in gas-related services. Also affecting the comparison to the 1997 periods are unfavorable adjustments for energy conservation revenues in the 1997 periods resulting from the discontinuance of MichCon's energy conservation programs.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

COST OF GAS
Cost of gas is affected by variations in sales volumes and cost of purchased gas. Through the Gas Cost Recovery (GCR) mechanism, MichCon's sales rates are set to recover its reasonably and prudently incurred gas costs. Therefore, fluctuations in cost of gas sold have little effect on gross margins.

Cost of gas sold decreased in the 1998 periods due primarily to lower gas sales volumes resulting from the warmer weather. The decrease also reflects reductions in the market prices paid of $.48 (15%) and $.19 (6%) per Mcf of gas sold in the 1998 quarter and twelve-month period, respectively.

OTHER OPERATING EXPENSES
OPERATION AND MAINTENANCE expenses decreased for both 1998 periods, reflecting lower uncollectible gas accounts expense and lower benefit costs, primarily pension and retiree healthcare costs. MichCon implemented an early retirement program in the first quarter of 1998 that reduced its workforce by approximately 150 employees. The cost of the program and the related savings will not have a material impact on 1998 net income. However, it is expected that the results of the program will contribute to lower operating costs in future years.

DEPRECIATION AND DEPLETION decreased by $3.0 million in the 1998 quarter as a result of lower depreciation rates for MichCon's utility property, plant and equipment that became effective January 1, 1998. Depreciation on higher plant balances partially offset the effect of the lower rates.

OTHER INCOME AND DEDUCTIONS increased in both 1998 periods due primarily to additional interest expense on long-term debt required to finance capital investments.

INCOME TAXES
The increase in income taxes for the 1998 twelve-month period reflects taxes on higher pre-tax earnings. Income tax comparisons for both 1998 periods were affected by a 1998 provision for tax issues as well as for amounts recorded in the 1997 periods for the favorable resolution of prior years' tax issues and tax credits.

OUTLOOK
Gas Distribution's strategy is to expand aggressively its role as the preferred provider of natural gas and high-value energy services within Michigan. Accordingly, Gas Distribution's objectives are to increase revenues and reduce its costs in order to maintain strong returns and provide customers with high-quality service at competitive prices.

Gas Distribution plans to capitalize on the opportunities resulting from the gas industry restructuring by implementing MichCon's Regulatory Reform Plan which was approved by the Michigan Public Service Commission in April 1998. The plan includes a comprehensive experimental three-year customer choice program that is designed to offer expanded availability and transportation options to all sales customers, subject to annual caps on the level of participation. Beginning April 1, 1999, customers will have the option of purchasing natural gas from suppliers other than MichCon. However, MichCon will continue to transport and deliver the gas to the customers' premises at prices equal to its existing sales margins.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The plan also suspends the GCR mechanism for customers who continue to purchase gas from MichCon and fixes the gas cost component of MichCon's sales rates for the three-year period beginning on January 1, 1999. Currently MichCon does not generate earnings on the gas-supply portion of its operations; however under this plan, changes in cost of gas will directly impact gross margins and earnings. As part of its gas acquisition strategy, MichCon will implement steps to mitigate risks from price and volume fluctuations.

Also beginning in 1999, an income sharing mechanism will allow customers to share in profits when actual utility return on equity exceeds predetermined thresholds. Although this program increases MichCon's risk associated with generating margins that cover its gas costs, management believes the opportunities from this program will have a favorable impact on future earnings.

DISCONTINUED OPERATIONS
In June 1996, MCN completed the sale of its computer operations subsidiary, Genix, to Affiliated Computer Services, Inc., resulting in an after-tax gain of $36.2 million. Although Genix had experienced significant growth in revenues and operating income, MCN's focused strategy is to invest in energy-related projects that generate higher rates of return.

CAPITAL RESOURCES AND LIQUIDITY

OPERATING ACTIVITIES
MCN's cash flow from operating activities decreased $14.9 million during the 1998 quarter as compared to the same 1997 period. The decrease was due primarily to an increase in working capital requirements.

FINANCING ACTIVITIES
MCN issues new shares of common stock pursuant to its Dividend Reinvestment and Stock Purchase Plan and various employee benefit plans. MCN anticipates that during 1998 the issuance of new shares of common stock pursuant to these plans will generate approximately $20 million. During the first three months of 1998, issuances under these plans generated proceeds of $5.6 million.

DIVERSIFIED ENERGY
In March 1998, Diversified Energy issued MandatOry Par Put Remarketed Securities(SM) (MOPPRS(SM)) generating net proceeds of $204.6 million. In April 1998, Diversified Energy also issued REset Put Securities (REPS(SM)) generating net proceeds of $101.1 million (Note 4). Proceeds from these issuances were used to reduce short-term debt incurred by the Diversified Energy group to fund capital investments and for general corporate purposes. The MOPPRS and REPS are currently rated the equivalent of "BBB+" by the major rating agencies.

MCNIC has established credit lines for borrowings of up to $100 million under a 364-day revolving credit facility and up to $300 million under a three-year revolving credit facility, both of which expire in July 1998. These facilities support MCNIC's $400 million commercial paper program, which is used to finance capital investments of the Diversified Energy group and working capital requirements of its gas marketing operations. During the first three months of 1998, MCNIC repaid $95.8 million of commercial paper, leaving a balance of $51.6 million outstanding as of March 31, 1998.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

GAS DISTRIBUTION
Cash and cash equivalents normally increase and short-term debt is reduced in the first part of each year as gas inventories are depleted and funds are received from winter heating sales. During the latter part of the year, cash and cash equivalents normally decrease as funds are used to finance increases in gas inventories and customer accounts receivable. To meet its seasonal short-term borrowing needs, MichCon issues commercial paper that is backed by credit lines with several banks. MichCon has established credit lines to allow for borrowings of up to $150 million under a 364-day revolving credit facility and up to $150 million under a three-year revolving credit facility, both of which expire in July 1998. During the first three months of 1998, MichCon repaid $123.2 million of commercial paper, leaving a balance of $113.5 million outstanding as of March 31, 1998.

INVESTING ACTIVITIES
Capital investments equaled $194.1 million in the 1998 quarter compared to $133.4 million for the same period in 1997. The 1998 investments include significantly higher levels of investment in Pipelines & Processing properties as well as investments in electric power projects in India.

During the 1998 quarter, MCN received repayment of a $46 million advance made to an independent power producer (Note 2a).

                                                                  QUARTER
                                                              ----------------
                                                               1998      1997
                                                              ------    ------
CAPITAL INVESTMENTS (in Millions)
Consolidated Capital Expenditures:
  Diversified Energy........................................  $ 82.0    $ 72.7
  Gas Distribution..........................................    38.5      24.5
                                                              ------    ------
                                                               120.5      97.2
                                                              ------    ------
MCN's Share of Joint Venture Capital Expenditures:
  Pipelines & Processing....................................    37.0      11.2
  Other.....................................................     1.7        .6
                                                              ------    ------
                                                                38.7      11.8
                                                              ------    ------
Acquisitions*...............................................    34.9      24.4
                                                              ------    ------
Total Capital Investments...................................  $194.1    $133.4
                                                              ======    ======

*Includes MCN's share of GTEC debt existing at the date of acquisition (Note 2b)

OUTLOOK
1998 capital investments are expected to exceed $1 billion -- MCN's strategic direction is to grow significantly by investing in a portfolio of energy-related projects. For 1998, MCN anticipates investing approximately $200 million in Gas Distribution and the remaining balance in Diversified Energy.

The proposed level of investment for 1998 increases capital requirements materially in excess of internally generated funds and requires the issuance of additional debt and equity securities. MCN's actual capital requirements and general market conditions will dictate the timing and amount of future issuances. It is management's opinion that MCN and its subsidiaries will have sufficient capital resources, both internal and external, to meet anticipated capital requirements.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Concluded)

NEW ACCOUNTING PRONOUNCEMENTS

In March 1998, the Accounting Standards Executive Committee (AcSEC) of the American Institute of Certified Public Accountants issued Statement of Position
(SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 generally requires the capitalization of internal use software and specifically identifies which costs should be capitalized and which costs should be expensed. The statement is effective for fiscal years beginning after December 15, 1998. Management does not expect the SOP to have a material impact on MCN's financial statements.

In April 1998, the AcSEC issued SOP 98-5, "Reporting on the Costs of Start-up Activities." SOP 98-5 requires start-up and organizational costs to be expensed as incurred and is effective for financial statements for fiscal years beginning after December 15, 1998. Management is currently evaluating the effects of adopting this statement.

FORWARD-LOOKING STATEMENTS

The Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve certain risk and uncertainties as set forth in MCN's 1997 Annual Report on Form 10-K.

AVAILABLE INFORMATION

The following information is available without charge to shareholders and other interested parties: the Annual Report; the Form 10-K Annual Report; the Form 10-Q Quarterly Reports; and the Annual and Quarterly Statistical Supplements. To request these publications, shareholders and other interested parties are instructed to contact: MCN Investor Relations, 500 Griswold Street, Detroit, Michigan 48226, (800) 548-4655. Information is also available on MCN's website at www.mcnenergy.com.

                     MCN ENERGY GROUP INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF FINANCIAL POSITION (Unaudited)
--------------------------------------------------------------------------------

                       (IN THOUSANDS)                                  MARCH 31,            DECEMBER 31,
                                                                ------------------------    -------------
                                                                   1998          1997           1997
                                                                ----------    ----------    -------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents, at cost (which approximates
    market value)...........................................    $   39,713    $   41,520     $   39,495
  Accounts receivable, less allowance for doubtful accounts
    of $18,661, $25,274 and $15,711, respectively...........       434,004       401,701        404,448
  Accrued unbilled revenues.................................        64,246        72,373         93,010
  Gas in inventory (Note 5).................................        65,112        38,611         56,777
  Property taxes assessed applicable to future periods......        56,726        51,141         67,879
  Accrued gas cost recovery revenues........................            --        21,500         12,862
  Other.....................................................        62,675        55,198         54,089
                                                                ----------    ----------     ----------
                                                                   722,476       682,044        728,560
                                                                ----------    ----------     ----------
DEFERRED CHARGES AND OTHER ASSETS
  Investments in debt and equity securities (Note 2a).......        49,986        36,636         97,521
  Deferred swap losses and receivables (Note 6).............        67,053        60,329         51,023
  Deferred postretirement benefit costs.....................           640         4,784            651
  Deferred environmental costs..............................        30,351        31,116         30,234
  Prepaid benefit costs.....................................        79,229        54,961         80,242
  Other.....................................................        82,307        64,105         85,530
                                                                ----------    ----------     ----------
                                                                   309,566       251,931        345,201
                                                                ----------    ----------     ----------
INVESTMENTS IN AND ADVANCES TO JOINT VENTURES
  Pipelines & Processing....................................       359,051       185,082        323,597
  Energy Marketing, Gas Storage & Electric Power............       218,882        83,405        205,286
  Gas Distribution..........................................         8,906         7,659          8,841
  Other.....................................................        18,916        19,796         19,252
                                                                ----------    ----------     ----------
                                                                   605,755       295,942        556,976
                                                                ----------    ----------     ----------
PROPERTY, PLANT AND EQUIPMENT, at cost
  Exploration & Production..................................     1,363,663     1,047,517      1,299,301
  Pipelines & Processing....................................        61,670        28,582         47,037
  Gas Distribution..........................................     2,832,622     2,706,962      2,813,434
  Other.....................................................        29,304        19,838         27,002
                                                                ----------    ----------     ----------
                                                                 4,287,259     3,802,899      4,186,774
Less -- Accumulated depreciation and depletion..............     1,520,994     1,375,077      1,488,050
                                                                ----------    ----------     ----------
                                                                 2,766,265     2,427,822      2,698,724
                                                                ----------    ----------     ----------
                                                                $4,404,062    $3,657,739     $4,329,461
                                                                ==========    ==========     ==========
---------------------------------------------------------------------------------------------------------

The notes to the consolidated financial statements are an integral part of this statement.

                     MCN ENERGY GROUP INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF FINANCIAL POSITION (Unaudited)
--------------------------------------------------------------------------------

                       (IN THOUSANDS)                                  MARCH 31,            DECEMBER 31,
                                                                ------------------------    -------------
                                                                   1998          1997           1997
                                                                ----------    ----------    -------------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable..........................................    $  266,596    $  219,475     $  326,756
  Notes payable.............................................       172,751       211,345        401,726
  Current portion of long-term debt and capital lease
    obligations.............................................        29,538        84,853         36,878
  Gas inventory equalization (Note 5).......................        70,900        97,084             --
  Federal income, property and other taxes payable..........        95,852        88,993         91,712
  Deferred gas cost recovery revenues.......................        18,937            --             --
  Customer deposits.........................................        15,343        12,650         16,382
  Other.....................................................       100,728        77,142        109,947
                                                                ----------    ----------     ----------
                                                                   770,645       791,542        983,401
                                                                ----------    ----------     ----------
DEFERRED CREDITS AND OTHER LIABILITIES
  Accumulated deferred income taxes.........................       163,686       161,095        153,159
  Unamortized investment tax credit.........................        32,577        34,451         33,046
  Tax benefits amortizable to customers.....................       123,189       116,095        123,365
  Deferred swap gains and payables (Note 6).................        49,216        50,406         41,717
  Accrued environmental costs...............................        35,000        35,000         35,000
  Minority interest.........................................        20,276        18,059         19,188
  Other.....................................................        69,105        69,929         69,889
                                                                ----------    ----------     ----------
                                                                   493,049       485,035        475,364
                                                                ----------    ----------     ----------
LONG-TERM DEBT, INCLUDING CAPITAL LEASE OBLIGATIONS (Note
  4)........................................................     1,415,494     1,223,509      1,212,564
                                                                ----------    ----------     ----------
MCN-OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF
  SUBSIDIARIES HOLDING SOLELY DEBENTURES
  OF MCN....................................................       504,869       305,840        505,104
                                                                ----------    ----------     ----------
CONTINGENCIES (Note 7)
COMMON SHAREHOLDERS' EQUITY
  Common stock..............................................           788           680            782
  Additional paid-in capital................................       815,364       502,869        806,997
  Retained earnings.........................................       434,862       370,361        374,807
  Accumulated other comprehensive income (Note 8)...........        (9,085)          (61)        (7,519)
  Yield enhancement, contract and issuance costs............       (21,924)      (22,036)       (22,039)
                                                                ----------    ----------     ----------
                                                                 1,220,005       851,813      1,153,028
                                                                ----------    ----------     ----------
                                                                $4,404,062    $3,657,739     $4,329,461
                                                                ==========    ==========     ==========
---------------------------------------------------------------------------------------------------------

The notes to the consolidated financial statements are an integral part of this statement.

                     MCN ENERGY GROUP INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENT OF INCOME (Unaudited)
--------------------------------------------------------------------------------

      (in Thousands, Except Per Share Amounts)            THREE MONTHS ENDED            TWELVE MONTHS ENDED
                                                               MARCH 31,                     MARCH 31,
                                                       -------------------------    ---------------------------
                                                         1998             1997         1998             1997
                                                       --------         --------    ----------       ----------
OPERATING REVENUES...................................  $701,460         $788,761    $2,120,566       $1,995,391
                                                       --------         --------    ----------       ----------
OPERATING EXPENSES
  Cost of gas........................................   421,792          499,545     1,243,317        1,180,694
  Operation and maintenance..........................    94,874           98,421       389,794          384,049
  Depreciation, depletion and amortization...........    44,789           43,457       182,944          154,649
  Property and other taxes...........................    20,875           21,472        74,894           74,547
                                                       --------         --------    ----------       ----------
                                                        582,330          662,895     1,890,949        1,793,939
                                                       --------         --------    ----------       ----------
OPERATING INCOME.....................................   119,130          125,866       229,617          201,452
                                                       --------         --------    ----------       ----------
EQUITY IN EARNINGS OF JOINT VENTURES.................    16,761           14,361        58,059           28,185
                                                       --------         --------    ----------       ----------
OTHER INCOME AND (DEDUCTIONS)
  Interest income....................................     4,348            2,212        13,302            7,901
  Interest on long-term debt.........................   (18,529)         (18,982)      (74,717)         (69,360)
  Other interest expense.............................    (6,841)          (4,730)      (13,394)         (11,893)
  Dividends on preferred securities of
    subsidiaries.....................................    (9,754)          (4,229)      (36,615)         (14,241)
  Gains related to DIGP (Note 2c)....................        --               --         2,398            6,384
  Other..............................................    12,079            2,668        15,808              599
                                                       --------         --------    ----------       ----------
                                                        (18,697)         (23,061)      (93,218)         (80,610)
                                                       --------         --------    ----------       ----------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME
  TAXES..............................................   117,194          117,166       194,458          149,027
INCOME TAX PROVISION.................................    36,684           35,397        53,411           33,743
                                                       --------         --------    ----------       ----------
INCOME FROM CONTINUING OPERATIONS....................    80,510           81,769       141,047          115,284
                                                       --------         --------    ----------       ----------
DISCONTINUED OPERATIONS, NET OF TAXES (NOTE 2D)
  Income from operations.............................        --               --            --              582
  Gain on sale.......................................        --               --            --           36,176
                                                       --------         --------    ----------       ----------
                                                             --               --            --           36,758
                                                       --------         --------    ----------       ----------
NET INCOME...........................................  $ 80,510         $ 81,769    $  141,047       $  152,042
                                                       ========         ========    ==========       ==========
BASIC EARNINGS PER SHARE (NOTE 3)
  Continuing operations..............................  $   1.03         $   1.21    $     1.86       $     1.71
                                                       --------         --------    ----------       ----------
  Discontinued operations (Note 2d)
    Income from operations...........................        --               --            --              .01
    Gain on sale.....................................        --               --            --              .54
                                                       --------         --------    ----------       ----------
                                                             --               --            --              .55
                                                       --------         --------    ----------       ----------
                                                       $   1.03         $   1.21    $     1.86       $     2.26
                                                       ========         ========    ==========       ==========
DILUTED EARNINGS PER SHARE (NOTE 3)
  Continuing operations..............................  $    .97         $   1.19    $     1.81       $     1.69
                                                       --------         --------    ----------       ----------
  Discontinued operations (Note 2d)
    Income from operations...........................        --               --            --              .01
    Gain on sale.....................................        --               --            --              .53
                                                       --------         --------    ----------       ----------
                                                             --               --            --              .54
                                                       --------         --------    ----------       ----------
                                                       $    .97         $   1.19    $     1.81       $     2.23
                                                       ========         ========    ==========       ==========
AVERAGE COMMON SHARES OUTSTANDING
  Basic..............................................    78,365           67,547        75,658           67,187
                                                       ========         ========    ==========       ==========
  Diluted............................................    84,504           69,098        81,439           68,159
                                                       ========         ========    ==========       ==========
DIVIDENDS DECLARED PER SHARE.........................  $  .2550         $  .2425    $    .9950       $    .9500
                                                       ========         ========    ==========       ==========
---------------------------------------------------------------------------------------------------------------

The notes to the consolidated financial statements are an integral part of this statement.

                     MCN ENERGY GROUP INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
--------------------------------------------------------------------------------

                       (IN THOUSANDS)                             THREE MONTHS ENDED
                                                                      MARCH 31,
                                                                ----------------------
                                                                  1998         1997
                                                                ---------    ---------
CASH FLOW FROM OPERATING ACTIVITIES
  Net income................................................    $  80,510    $  81,769
  Adjustments to reconcile net income to net cash provided
    from operating activities
    Depreciation, depletion and amortization
      Per statement of income...............................       44,789       43,457
      Charged to other accounts.............................        2,055        1,930
    Deferred income taxes -- current........................       (8,822)     (12,337)
    Deferred income taxes and investment tax credit, net....       10,151       10,388
    Equity in earnings of joint ventures, net of
     distributions..........................................       (8,670)      (1,172)
    Other...................................................          359       (1,003)
    Changes in assets and liabilities, exclusive of changes
     shown separately.......................................       34,589       46,859
                                                                ---------    ---------
      Net cash provided from operating activities...........      154,961      169,891
                                                                ---------    ---------
CASH FLOW FROM FINANCING ACTIVITIES
  Notes payable, net........................................     (138,618)    (122,381)
  Dividends paid............................................      (20,192)     (16,333)
  Issuance of common stock..................................        5,584        5,398
  Issuance of preferred securities..........................           --      127,418
  Issuance of long-term debt (Note 4).......................      204,609      149,190
  Long-term commercial paper, net...........................      (90,357)    (176,235)
  Retirement of long-term debt..............................       (5,181)      (1,664)
  Other.....................................................        3,634         (164)
                                                                ---------    ---------
      Net cash used for financing activities................      (40,521)     (34,771)
                                                                ---------    ---------
CASH FLOW FROM INVESTING ACTIVITIES
  Capital expenditures......................................     (120,503)     (96,911)
  Acquisitions (Note 2b)....................................      (13,232)     (24,400)
  Investment in debt and equity securities (Note 2a)........       46,468       (1,054)
  Investment in joint ventures..............................      (37,810)     (10,023)
  Sale of property and investment in joint ventures.........        9,147           --
  Return of investment in joint ventures....................        2,591        4,000
  Other.....................................................         (883)       4,326
                                                                ---------    ---------
      Net cash used for investing activities................     (114,222)    (124,062)
                                                                ---------    ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS...................          218       11,058
CASH AND CASH EQUIVALENTS, JANUARY 1........................       39,495       30,462
                                                                ---------    ---------
CASH AND CASH EQUIVALENTS, MARCH 31.........................    $  39,713    $  41,520
                                                                =========    =========
CHANGES IN ASSETS AND LIABILITIES, EXCLUSIVE OF CHANGES
  SHOWN SEPARATELY
  Accounts receivable, net..................................    $ (31,016)   $ (37,627)
  Accrued unbilled revenues.................................       28,764       36,136
  Accrued/deferred gas cost recovery revenues...............       31,799        6,172
  Gas in inventory..........................................       (8,335)      40,550
  Accounts payable..........................................      (60,160)     (98,447)
  Federal income, property and other taxes payable..........        4,140       (8,653)
  Gas inventory equalization................................       70,900       97,084
  Prepaid/accrued benefit costs.............................        1,024        5,062
  Other current assets and liabilities......................        1,131          250
  Deferred assets and liabilities...........................       (3,658)       6,332
                                                                ---------    ---------
                                                                $  34,589    $  46,859
                                                                =========    =========
SUPPLEMENTAL DISCLOSURES
  Cash paid during the year for:
    Interest, net of amounts capitalized....................    $  37,344    $  27,988
    Federal income taxes....................................        1,500       17,500

--------------------------------------------------------------------------------

The notes to the consolidated financial statements are an integral part of this statement.

                     MCN ENERGY GROUP INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL

The accompanying consolidated financial statements should be read in conjunction with MCN's 1997 Annual Report on Form 10-K. Certain reclassifications have been made to the prior year's financial statements to conform with the 1998 presentation. In the opinion of management, the unaudited information furnished herein reflects all adjustments necessary for a fair presentation of the financial statements for the periods presented.

Because of seasonal and other factors, revenues, expenses, net income and earnings per share for the interim periods should not be construed as representative of revenues, expenses, net income and earnings per share for all or any part of the balance of the current year or succeeding periods.

2. ACQUISITIONS, INVESTMENTS AND DISPOSITIONS

     A. PHILIPPINE INVESTMENT
     In 1997, MCN advanced approximately $46,000,000 to an independent power producer to fund power generation projects already under development in the Philippines. This investment was originally structured as an interest-bearing loan with the possibility of being converted into an equity interest in the independent power producer. Contract negotiations were concluded in March 1998 when MCN received the total amount of its advance, plus accrued interest.

     B. TORRENT POWER LIMITED
     In 1997, MCN acquired a 40% interest in the common equity of Torrent Power Limited (TPL), an India joint venture that holds minority interests in electric distribution companies and power generation facilities located in the state of Gujarat, India. In March 1998, MCN paid approximately $5,600,000 representing the remaining amount due on its initial acquisition commitment. Also in March 1998, MCN acquired preference shares in TPL for approximately $7,600,000 to fund TPL's additional 4.7% investment in Gujarat Torrent Energy Corporation (GTEC). GTEC is a company formed to build, own and operate a 655 MW dual-fuel facility that is expected to be fully operational by the end of 1998.

     C. DAUPHIN ISLAND GATHERING PARTNERS
     As discussed in MCN's 1997 Annual Report on Form 10-K, MCN sold 64% of its 99% interest in Dauphin Island Gathering Partners (DIGP) in a series of transactions during 1996. The transactions resulted in pre-tax gains totaling $8,782,000, of which $2,398,000 was deferred until 1997 when a related option agreement expired unexercised. DIGP is a general partnership that owns a gas gathering system in the Gulf of Mexico.

     D. THE GENIX GROUP, INC.
     As discussed in MCN's 1997 Annual Report on Form 10-K, MCN completed the sale of its computer operations subsidiary, The Genix Group, Inc., to Affiliated Computer Services, Inc. in June 1996, resulting in an after-tax gain of $36,176,000.

3. EARNINGS PER SHARE COMPUTATION

As discussed in MCN's 1997 Annual Report on Form 10-K, MCN adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" which requires the presentation of basic earnings per share (EPS) and diluted EPS. Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS assumes the issuance of potential dilutive common shares outstanding during the period and adjusts for changes in income and the repurchase of common shares that would have occurred from the assumed issuance. A reconciliation of both calculations is shown below.

                                                                          WEIGHTED
                                                  INCOME FROM             AVERAGE
                                                   CONTINUING              COMMON            EARNINGS
                                                   OPERATIONS              SHARES           PER SHARE
                                              --------------------    ----------------    --------------
                                                1998        1997       1998      1997     1998     1997
                                              --------    --------    ------    ------    -----    -----
(in Thousands, Except Per Share Amounts)
THREE MONTHS ENDED MARCH 31
  Basic EPS...............................    $ 80,510    $ 81,769    78,365    67,547    $1.03    $1.21
                                                                                          -----    -----
  Effect of Dilutive Securities:
     FELINE PRIDES........................       1,581         104     3,738       348
     Enhanced PRIDES......................          40          66     1,343       446
     Stock-based compensation plans.......          --          --     1,058       757
                                              --------    --------    ------    ------
  Diluted EPS.............................    $ 82,131    $ 81,939    84,504    69,098    $ .97    $1.19
                                              ========    ========    ======    ======    -----    -----
TWELVE MONTHS ENDED MARCH 31
  Basic EPS...............................    $141,047    $115,284    75,658    67,187    $1.86    $1.71
                                                                                          -----    -----
  Effect of Dilutive Securities:
     FELINE PRIDES........................       6,323         104     4,020        87
     Enhanced PRIDES......................         196         139       848       153
     Stock-based compensation plans.......          --          --       913       732
                                              --------    --------    ------    ------
  Diluted EPS.............................    $147,566    $115,527    81,439    68,159    $1.81    $1.69
                                              ========    ========    ======    ======    -----    -----

4. LONG-TERM DEBT

In March 1998, MCN Investment Corporation (MCNIC) issued $100,000,000 of 6.3% MandatOry Par Put Remarketed Securities(SM) (MOPPRS(SM)) due April 2011 (2011 MOPPRS) and $100,000,000 of 6.35% MOPPRS due April 2012 (2012 MOPPRS). Also in April 1998, MCNIC issued $100,000,000 of 6.375% REset Put Securities (REPS(SM)) due April 2008. The MOPPRS and REPS are senior unsecured obligations of MCNIC.

The MOPPRS and REPS are structured such that, at a specified future remarketing date, the remarketing agents may elect to remarket the MOPPRS and REPS whereby the annual interest rate on the securities will be reset to a specified base rate, plus a defined spread established at that time. If the remarketing agents elect not to remarket the securities, MCNIC will be required to repurchase the MOPPRS and REPS at their principal amount. The remarketing date for the 2011 MOPPRS is April 2, 2001, for the 2012 MOPPRS is April 2, 2002 and for the REPS is April 1, 2003. Prior to the remarketing dates, holders of the 2011 MOPPRS, 2012 MOPPRS and REPS are entitled to receive interest payments at annual rates of 6.3%, 6.35% and 6.375%, respectively, payable semi-annually.

MCNIC received an option premium in return for the remarketing option. In March 1998, the option premium received related to the MOPPRS, net of financing costs incurred, totaled $4,609,000. The MOPPRS and REPS are subject to a support agreement between MCN and MCNIC, under which MCN will provide funds to MCNIC to make payments of interest and principal in the event of default by MCNIC.

5. GAS IN INVENTORY

Inventory gas is priced on a last-in, first-out (LIFO) basis. In anticipation that interim inventory reductions will be replaced prior to year-end, the cost of gas for net withdrawals from inventory is generally recorded at the estimated average purchase rate for the calendar year. The excess of these changes over the LIFO cost is credited to the gas inventory equalization account. During interim periods when there are net injections to inventory, the equalization account is reversed. Approximately 53.5 billion cubic feet (Bcf) and 30.7 Bcf of gas was in inventory at March 31, 1998 and 1997, respectively.

6. COMMODITY SWAP AGREEMENTS

As discussed in MCN's 1997 Annual Report on Form 10-K, MCN manages commodity price risk through the use of various derivative instruments and generally limits the use of such instruments to hedging activities. If MCN did not use derivative instruments, its exposure to such risk would be higher. Although this strategy reduces risk, it also limits potential gains from favorable changes in commodity prices. Natural gas and oil swap agreements are used to manage exposure to the risk of market price fluctuations on gas sale contracts and gas and oil production. Market value changes of swap contracts are recorded as deferred gains or losses until the hedged transactions are completed, at which time the realized gains or losses are included as adjustments to revenues. The offsets to the unrealized losses are recorded as deferred payables, and the offsets to the unrealized gains are recorded as deferred receivables.

The following assets and liabilities related to the use of gas and oil swap agreements are reflected in the Consolidated Statement of Financial Position:

                                                                MARCH 31,            DECEMBER 31,
                                                           --------------------      ------------
                                                            1998         1997            1997
                     (in Thousands)                        -------      -------      ------------
DEFERRED SWAP LOSSES AND RECEIVABLES
  Unrealized losses......................................  $59,307      $46,740        $34,736
  Receivables............................................    8,134       13,589         16,683
                                                           -------      -------        -------
                                                            67,441       60,329         51,419
  Less -- Current portion................................      388           --            396
                                                           -------      -------        -------
                                                           $67,053      $60,329        $51,023
                                                           =======      =======        =======
DEFERRED SWAP GAINS AND PAYABLES
  Unrealized gains.......................................  $ 4,504      $10,737        $15,005
  Payables...............................................   67,407       54,572         41,164
                                                           -------      -------        -------
                                                            71,911       65,309         56,169
  Less -- Current portion................................   22,695       14,903         14,452
                                                           -------      -------        -------
                                                           $49,216      $50,406        $41,717
                                                           =======      =======        =======

7. CONTINGENCIES

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

8. COMPREHENSIVE INCOME

MCN has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" which establishes standards for the reporting and display of comprehensive income. Comprehensive income is defined as the change in common shareholder's equity during a period from transactions and events from nonowner sources, including net income. Other items of comprehensive income include revenues, expenses, gains and losses that are excluded from net income. Total comprehensive income for the applicable periods is as follows:

                                                  THREE MONTHS ENDED            TWELVE MONTHS ENDED
                                                       MARCH 31,                     MARCH 31,
                                                -----------------------       -----------------------
                                                 1998            1997           1998           1997
                (in Thousands)                  -------         -------       --------       --------
Net income....................................  $80,510         $81,769       $141,047       $152,042
Other comprehensive loss, net of taxes:
  Foreign currency translation adjustment.....     (499)            (18)        (6,773)           (29)
  Unrealized losses on securities.............   (1,067)             --         (2,251)            --
                                                -------         -------       --------       --------
                                                 (1,566)            (18)        (9,024)           (29)
                                                -------         -------       --------       --------
Total comprehensive income....................  $78,944         $81,751       $132,023       $152,013
                                                =======         =======       ========       ========

9. CONSOLIDATING FINANCIAL STATEMENTS

Debt securities issued by MCNIC are subject to a support agreement between MCN and MCNIC, under which MCN has committed to make payments of interest and principal on MCNIC's securities in the event of failure to pay by MCNIC. Under the terms of the support agreement, the assets of MCN, other than MichCon, and any cash dividends paid to MCN by any of its subsidiaries are available as recourse to holders of MCNIC's securities. The carrying value of MCN's assets on an unconsolidated basis, primarily investments in its subsidiaries other than MichCon, is $1,106,726,000 at March 31, 1998.

The following MCN consolidating financial statements are presented and include separately MCNIC, MichCon and MCN and other subsidiaries. MCN has determined that separate financial statements and other disclosures concerning MCNIC are not material to investors. The other MCN subsidiaries represent Citizens Gas Fuel Company, MCN Michigan Limited Partnership, MCN Financing I, MCN Financing III, MCN Financing V, MCN Financing VI, and Blue Lake Holdings, Inc., until December 31, 1997.

                 CONSOLIDATING STATEMENTS OF INCOME (Unaudited)

                                                      MCN                                 ELIMINATIONS
                                                   AND OTHER                                  AND         CONSOLIDATED
                                                  SUBSIDIARIES     MCNIC      MICHCON      RECLASSES         TOTAL
                (in Thousands)                    ------------    --------    --------    ------------    ------------
                                                                   THREE MONTHS ENDED MARCH 31, 1998
                                                  --------------------------------------------------------------------
OPERATING REVENUES............................      $ 6,182       $271,854    $429,227      $ (5,803)       $701,460
                                                    -------       --------    --------      --------        --------
OPERATING EXPENSES
  Cost of gas.................................        3,121        204,277    217,589         (3,195)        421,792
  Operation and maintenance...................          140         35,120     62,222         (2,608)         94,874
  Depreciation, depletion and amortization....          646         21,698     22,445             --          44,789
  Property and other taxes....................          633          2,940     17,302             --          20,875
                                                    -------       --------    --------      --------        --------
                                                      4,540        264,035    319,558         (5,803)        582,330
                                                    -------       --------    --------      --------        --------
OPERATING INCOME..............................        1,642          7,819    109,669             --         119,130
                                                    -------       --------    --------      --------        --------
EQUITY IN EARNINGS OF JOINT VENTURES AND
  SUBSIDIARIES................................       79,253         16,307        589        (79,388)         16,761
                                                    -------       --------    --------      --------        --------
OTHER INCOME AND (DEDUCTIONS)
  Interest income.............................       10,045          3,194      1,112        (10,003)          4,348
  Interest on long-term debt..................          241         (6,564)   (12,206)            --         (18,529)
  Other interest expense......................         (449)       (13,240)    (3,257)        10,105          (6,841)
  Dividends on preferred securities of
    subsidiaries..............................           --             --         --         (9,754)         (9,754)
  Other.......................................           34         12,669       (624)            --          12,079
                                                    -------       --------    --------      --------        --------
                                                      9,871         (3,941)   (14,975)        (9,652)        (18,697)
                                                    -------       --------    --------      --------        --------
INCOME BEFORE INCOME TAXES....................       90,766         20,185     95,283        (89,040)        117,194
INCOME TAX PROVISION..........................          604          2,461     33,619             --          36,684
                                                    -------       --------    --------      --------        --------
NET INCOME....................................       90,162         17,724     61,664        (89,040)         80,510
DIVIDENDS ON PREFERRED SECURITIES.............        9,754             --         --         (9,754)             --
                                                    -------       --------    --------      --------        --------
NET INCOME AVAILABLE FOR COMMON STOCK.........      $80,408       $ 17,724    $61,664       $(79,286)       $ 80,510
                                                    =======       ========    ========      ========        ========
                                                                                     THREE MONTHS ENDED MARCH 31, 1997
                                                  --------------------------------------------------------------------
OPERATING REVENUES............................      $ 6,937       $260,154    $527,445      $ (5,775)       $788,761
                                                    -------       --------    --------      --------        --------
OPERATING EXPENSES
  Cost of gas.................................        3,813        196,317    303,273         (3,858)        499,545
  Operation and maintenance...................           54         26,179     74,105         (1,917)         98,421
  Depreciation, depletion and amortization....          552         17,404     25,501             --          43,457
  Property and other taxes....................          698          2,980     17,794             --          21,472
                                                    -------       --------    --------      --------        --------
                                                      5,117       242,880..   420,673         (5,775)        662,895
                                                    -------       --------    --------      --------        --------
OPERATING INCOME..............................        1,820         17,274    106,772             --         125,866
                                                    -------       --------    --------      --------        --------
EQUITY IN EARNINGS OF JOINT VENTURES AND
  SUBSIDIARIES................................       81,647         13,160        310        (80,756)         14,361
                                                    -------       --------    --------      --------        --------
OTHER INCOME AND (DEDUCTIONS)
  Interest income.............................        4,348            969      1,209         (4,314)          2,212
  Interest on long-term debt..................          141         (8,383)   (10,740)            --         (18,982)
  Other interest expense......................         (230)        (5,923)    (2,891)         4,314          (4,730)
  Dividends on preferred securities of
    subsidiaries..............................           --             --         --         (4,229)         (4,229)
  Other.......................................          (56)         2,861       (137)            --           2,668
                                                    -------       --------    --------      --------        --------
                                                      4,203        (10,476)   (12,559)        (4,229)        (23,061)
                                                    -------       --------    --------      --------        --------
INCOME BEFORE INCOME TAXES....................       87,670         19,958     94,523        (84,985)        117,166
INCOME TAX PROVISION..........................          942          2,125     32,330             --          35,397
                                                    -------       --------    --------      --------        --------
NET INCOME....................................       86,728         17,833     62,193        (84,985)         81,769
DIVIDENDS ON PREFERRED SECURITIES.............        4,229             --         --         (4,229)             --
                                                    -------       --------    --------      --------        --------
NET INCOME AVAILABLE FOR COMMON STOCK.........      $82,499       $ 17,833    $62,193       $(80,756)       $ 81,769
                                                    =======       ========    ========      ========        ========

                 CONSOLIDATING STATEMENTS OF INCOME (Unaudited)

                                                          MCN                                   ELIMINATIONS
                                                       AND OTHER                                    AND         CONSOLIDATED
                                                      SUBSIDIARIES     MCNIC       MICHCON       RECLASSES         TOTAL
                   (in Thousands)                     ------------     -----       -------      ------------    ------------
                                                                        TWELVE MONTHS ENDED MARCH 31, 1998
                                                      ----------------------------------------------------------------------
OPERATING REVENUES..................................    $ 16,852      $962,969    $1,155,461     $ (14,716)      $2,120,566
                                                        --------      --------    ----------     ---------       ----------
OPERATING EXPENSES
  Cost of gas.......................................       9,057       697,142       546,545        (9,427)       1,243,317
  Operation and maintenance.........................       2,367       121,959       270,757        (5,289)         389,794
  Depreciation, depletion and amortization..........       2,373        79,924       100,647            --          182,944
  Property and other taxes..........................       1,614        13,028        60,252            --           74,894
                                                        --------      --------    ----------     ---------       ----------
                                                          15,411       912,053       978,201       (14,716)       1,890,949
                                                        --------      --------    ----------     ---------       ----------
OPERATING INCOME....................................       1,441        50,916       177,260            --          229,617
                                                        --------      --------    ----------     ---------       ----------
EQUITY IN EARNINGS OF JOINT VENTURES AND
  SUBSIDIARIES......................................     142,440        55,503         1,478      (141,362)          58,059
                                                        --------      --------    ----------     ---------       ----------
OTHER INCOME AND (DEDUCTIONS)
  Interest income...................................      38,554         8,603         4,562       (38,417)          13,302
  Interest on long-term debt........................         508       (28,233)      (46,992)           --          (74,717)
  Other interest expense............................      (1,472)      (41,699)       (9,030)       38,807          (13,394)
  Dividends on preferred securities of
    subsidiaries....................................          --            --            --       (36,615)         (36,615)
  Gains related to DIGP.............................          --         2,398            --            --            2,398
  Other.............................................         164        17,477        (1,833)           --           15,808
                                                        --------      --------    ----------     ---------       ----------
                                                          37,754       (41,454)      (53,293)      (36,225)         (93,218)
                                                        --------      --------    ----------     ---------       ----------
INCOME BEFORE INCOME TAXES..........................     181,635        64,965       125,445      (177,587)         194,458
INCOME TAX PROVISION................................       2,235         4,222        46,954            --           53,411
                                                        --------      --------    ----------     ---------       ----------
NET INCOME..........................................     179,400        60,743        78,491      (177,587)         141,047
DIVIDENDS ON PREFERRED SECURITIES...................      36,615            --            --       (36,615)              --
                                                        --------      --------    ----------     ---------       ----------
NET INCOME AVAILABLE FOR COMMON STOCK...............    $142,785      $ 60,743    $   78,491     $(140,972)      $  141,047
                                                        ========      ========    ==========     =========       ==========

                                                                        TWELVE MONTHS ENDED MARCH 31, 1997
                                                      ----------------------------------------------------------------------
OPERATING REVENUES..................................    $ 17,199      $737,226    $1,254,838     $ (13,872)      $1,995,391
                                                        --------      --------    ----------     ---------       ----------
OPERATING EXPENSES
  Cost of gas.......................................       9,697       540,034       641,151       (10,188)       1,180,694
  Operation and maintenance.........................         653        87,465       299,615        (3,684)         384,049
  Depreciation, depletion and amortization..........       2,024        53,370        99,255            --          154,649
  Property and other taxes..........................       2,271        10,949        60,948           379           74,547
                                                        --------      --------    ----------     ---------       ----------
                                                          14,645       691,818     1,100,969       (13,493)       1,793,939
                                                        --------      --------    ----------     ---------       ----------
OPERATING INCOME....................................       2,554        45,408       153,869          (379)         201,452
                                                        --------      --------    ----------     ---------       ----------
EQUITY IN EARNINGS OF JOINT VENTURES AND
  SUBSIDIARIES......................................     154,173        25,615           961      (152,564)          28,185
                                                        --------      --------    ----------     ---------       ----------
OTHER INCOME AND (DEDUCTIONS)
  Interest income...................................      14,623         3,259         4,524       (14,505)           7,901
  Interest on long-term debt........................         265       (27,950)      (41,675)           --          (69,360)
  Other interest expense............................      (1,434)      (16,896)       (8,068)       14,505          (11,893)
  Dividends on preferred securities of
    subsidiaries....................................          --            --            --       (14,241)         (14,241)
  Gains related to DIGP.............................          --         6,384            --            --            6,384
  Other.............................................         422         2,040        (2,237)          374              599
                                                        --------      --------    ----------     ---------       ----------
                                                          13,876       (33,163)      (47,456)      (13,867)         (80,610)
                                                        --------      --------    ----------     ---------       ----------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME
  TAXES.............................................     170,603        37,860       107,374      (166,810)         149,027
INCOME TAX PROVISION (BENEFIT)......................       1,656        (3,292)       35,379            --           33,743
                                                        --------      --------    ----------     ---------       ----------
INCOME FROM CONTINUING OPERATIONS...................     168,947        41,152        71,995      (166,810)         115,284
                                                        --------      --------    ----------     ---------       ----------
DISCONTINUED OPERATIONS, NET OF TAXES
  Income from operations............................          --           582            --            --              582
  Gain on sale......................................          --        36,176            --            --           36,176
                                                        --------      --------    ----------     ---------       ----------
                                                              --        36,758            --            --           36,758
                                                        --------      --------    ----------     ---------       ----------
NET INCOME..........................................     168,947        77,910        71,995      (166,810)         152,042
DIVIDENDS ON PREFERRED SECURITIES...................      14,241            --            --       (14,241)              --
                                                        --------      --------    ----------     ---------       ----------
NET INCOME AVAILABLE FOR COMMON STOCK...............    $154,706      $ 77,910    $   71,995     $(152,569)      $  152,042
                                                        ========      ========    ==========     =========       ==========

           CONSOLIDATING STATEMENT OF FINANCIAL POSITION (Unaudited)

                                                           MCN AND                                ELIMINATIONS
                                                            OTHER                                     AND        CONSOLIDATED
                                                         SUBSIDIARIES     MCNIC       MICHCON      RECLASSES        TOTAL
                    (in Thousands)                       ------------   ----------   ----------   ------------   ------------
                                                                                    MARCH 31, 1998
                                                         --------------------------------------------------------------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents, at cost...................   $    8,349    $   14,281   $   17,083   $        --     $   39,713
  Accounts receivable..................................       17,102       204,104      280,891       (49,432)       452,665
    Less -- Allowance for doubtful accounts............           85           453       18,123            --         18,661
                                                          ----------    ----------   ----------   -----------     ----------
  Accounts receivable, net.............................       17,017       203,651      262,768       (49,432)       434,004
  Accrued unbilled revenue.............................          846            --       63,400            --         64,246
  Gas in inventory.....................................           --        44,923       20,188             1         65,112
  Property taxes assessed applicable to future
    periods............................................          178         1,783       54,765            --         56,726
  Other................................................        6,092        35,334       28,348        (7,099)        62,675
                                                          ----------    ----------   ----------   -----------     ----------
                                                              32,482       299,972      446,552       (56,530)       722,476
                                                          ----------    ----------   ----------   -----------     ----------
DEFERRED CHARGES AND OTHER ASSETS
  Investments in debt and equity securities............           --        14,098       35,538           350         49,986
  Deferred swap losses and receivables.................           --        67,053           --            --         67,053
  Deferred postretirement benefit costs................          640            --           --            --            640
  Deferred environmental costs.........................        2,535            --       27,816            --         30,351
  Prepaid benefit costs................................           --            --       85,817        (6,588)        79,229
  Other................................................        6,280        30,097       47,232        (1,302)        82,307
                                                          ----------    ----------   ----------   -----------     ----------
                                                               9,455       111,248      196,403        (7,540)       309,566
                                                          ----------    ----------   ----------   -----------     ----------
INVESTMENTS IN AND ADVANCES TO JOINT VENTURES AND
  SUBSIDIARIES.........................................    1,703,787       576,771       20,078    (1,694,881)       605,755
                                                          ----------    ----------   ----------   -----------     ----------
PROPERTY, PLANT AND EQUIPMENT, at cost.................       39,635     1,438,282    2,809,342            --      4,287,259
  Less -- Accumulated depreciation and depletion.......       13,568       172,613    1,334,813            --      1,520,994
                                                          ----------    ----------   ----------   -----------     ----------
                                                              26,067     1,265,669    1,474,529            --      2,766,265
                                                          ----------    ----------   ----------   -----------     ----------
                                                          $1,771,791    $2,253,660   $2,137,562   $(1,758,951)    $4,404,062
                                                          ==========    ==========   ==========   ===========     ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable.....................................   $    6,028    $  211,011   $   90,568   $   (41,011)    $  266,596
  Notes payable........................................           --        65,048      117,094        (9,391)       172,751
  Current portion of long-term debt and capital lease
    obligations........................................          365         1,557       27,616            --         29,538
  Gas inventory equalization...........................           --             6       70,894            --         70,900
  Federal income, property and other taxes payable.....        1,166         1,519      100,257        (7,090)        95,852
  Deferred gas cost recovery revenues..................           --            --       18,937            --         18,937
  Customer deposits....................................           20            --       15,323            --         15,343
  Other................................................       17,754        15,231       67,751            (8)       100,728
                                                          ----------    ----------   ----------   -----------     ----------
                                                              25,333       294,372      508,440       (57,500)       770,645
                                                          ----------    ----------   ----------   -----------     ----------
DEFERRED CREDITS AND OTHER LIABILITIES
  Accumulated deferred income taxes....................       (4,290)       83,117       84,839            20        163,686
  Unamortized investment tax credit....................          293            --       32,284            --         32,577
  Tax benefits amortizable to customers................           --            --      123,189            --        123,189
  Deferred swap gains and payables.....................           --        49,216           --            --         49,216
  Accrued environmental costs..........................        3,000            --       32,000            --         35,000
  Minority interest....................................           --         2,322       17,954            --         20,276
  Other................................................       13,496        13,255       48,963        (6,609)        69,105
                                                          ----------    ----------   ----------   -----------     ----------
                                                              12,499       147,910      339,229        (6,589)       493,049
                                                          ----------    ----------   ----------   -----------     ----------
LONG-TERM DEBT, including capital lease obligations....           --       803,289      612,205            --      1,415,494
                                                          ----------    ----------   ----------   -----------     ----------
REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARIES........      504,869            --           --            --        504,869
                                                          ----------    ----------   ----------   -----------     ----------
COMMON SHAREHOLDERS' EQUITY
  Common stock.........................................          788             5       10,300       (10,305)           788
  Additional paid-in capital...........................      815,364       817,463      230,399    (1,047,862)       815,364
  Retained earnings....................................      434,862       199,706      436,989      (636,695)       434,862
  Accumulated other comprehensive income...............           --        (9,085)          --            --         (9,085)
  Yield enhancement, contract and issuance costs.......      (21,924)           --           --            --        (21,924)
                                                          ----------    ----------   ----------   -----------     ----------
                                                           1,229,090     1,008,089      677,688    (1,694,862)     1,220,005
                                                          ----------    ----------   ----------   -----------     ----------
                                                          $1,771,791    $2,253,660   $2,137,562   $(1,758,951)    $4,404,062
                                                          ==========    ==========   ==========   ===========     ==========

           CONSOLIDATING STATEMENT OF FINANCIAL POSITION (Unaudited)

                                                       MCN                                  ELIMINATIONS
                                                    AND OTHER                                   AND        CONSOLIDATED
                                                   SUBSIDIARIES     MCNIC       MICHCON      RECLASSES        TOTAL
                 (in Thousands)                    ------------     -----       -------     ------------   ------------
                                                                              MARCH 31, 1997
                                                   --------------------------------------------------------------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents, at cost.............   $    3,413    $   21,885   $   15,284   $       938     $   41,520
  Accounts receivable............................        5,094       149,665      281,090        (8,874)       426,975
    Less -- Allowance for doubtful accounts......           76           800       24,398            --         25,274
                                                    ----------    ----------   ----------   -----------     ----------
  Accounts receivable, net.......................        5,018       148,865      256,692        (8,874)       401,701
  Accrued unbilled revenue.......................          866            --       71,507            --         72,373
  Gas in inventory...............................           --        17,192       21,419            --         38,611
  Property taxes assessed applicable to future
    periods......................................          162         1,679       49,300            --         51,141
  Accrued gas cost recovery revenues.............           --            --       21,500            --         21,500
  Other..........................................        3,031        30,726       29,292        (7,851)        55,198
                                                    ----------    ----------   ----------   -----------     ----------
                                                        12,490       220,347      464,994       (15,787)       682,044
                                                    ----------    ----------   ----------   -----------     ----------
DEFERRED CHARGES AND OTHER ASSETS
  Investments in debt and equity securities......           --        15,445        3,737        17,454         36,636
  Deferred swap losses and receivables...........           --        60,329           --            --         60,329
  Deferred postretirement benefit costs..........          685            --        4,099            --          4,784
  Deferred environmental costs...................        3,000            --       28,116            --         31,116
  Prepaid benefit costs..........................       (3,561)           --       60,228        (1,706)        54,961
  Other..........................................       21,571        27,929       48,942       (34,337)        64,105
                                                    ----------    ----------   ----------   -----------     ----------
                                                        21,695       103,703      145,122       (18,589)       251,931
                                                    ----------    ----------   ----------   -----------     ----------
INVESTMENTS IN AND ADVANCES TO JOINT VENTURES AND
  SUBSIDIARIES...................................    1,154,740       265,712       19,865    (1,144,375)       295,942
                                                    ----------    ----------   ----------   -----------     ----------
PROPERTY, PLANT AND EQUIPMENT, at cost...........       33,310     1,084,133    2,685,456            --      3,802,899
  Less -- Accumulated depreciation and
    depletion....................................       11,485        98,497    1,265,095            --      1,375,077
                                                    ----------    ----------   ----------   -----------     ----------
                                                        21,825       985,636    1,420,361            --      2,427,822
                                                    ----------    ----------   ----------   -----------     ----------
                                                    $1,210,750    $1,575,398   $2,050,342   $(1,178,751)    $3,657,739
                                                    ==========    ==========   ==========   ===========     ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable...............................   $   11,289    $  137,266   $   95,299   $   (24,379)    $  219,475
  Notes payable..................................           --        50,406      160,958           (19)       211,345
  Current portion of long-term debt and capital
    lease obligations............................           55        31,512       53,286            --         84,853
  Gas inventory equalization.....................           --           887       96,197            --         97,084
  Federal income, property and other taxes
    payable......................................        1,804         2,149       89,578        (4,538)        88,993
  Customer deposits..............................           19            --       12,630             1         12,650
  Other..........................................        9,759        19,255       51,894        (3,766)        77,142
                                                    ----------    ----------   ----------   -----------     ----------
                                                        22,926       241,475      559,842       (32,701)       791,542
                                                    ----------    ----------   ----------   -----------     ----------
DEFERRED CREDITS AND OTHER LIABILITIES
  Accumulated deferred income taxes..............       (2,191)       87,420       75,846            20        161,095
  Unamortized investment tax credit..............          324            --       34,127            --         34,451
  Tax benefits amortizable to customers..........          198            --      115,897            --        116,095
  Deferred swap gains and payables...............           --        50,406           --            --         50,406
  Accrued environmental costs....................        3,000            --       32,000            --         35,000
  Minority interest..............................           --           321       17,738            --         18,059
  Other..........................................       12,594        17,346       41,695        (1,706)        69,929
                                                    ----------    ----------   ----------   -----------     ----------
                                                        13,925       155,493      317,303        (1,686)       485,035
                                                    ----------    ----------   ----------   -----------     ----------
LONG-TERM DEBT, including capital lease
  obligations....................................          365       674,144      549,000            --      1,223,509
                                                    ----------    ----------   ----------   -----------     ----------
REDEEMABLE PREFERRED SECURITIES OF
  SUBSIDIARIES...................................      305,840            --           --            --        305,840
                                                    ----------    ----------   ----------   -----------     ----------
COMMON SHAREHOLDERS' EQUITY
  Common stock...................................          680             5       10,300       (10,305)           680
  Additional paid-in capital.....................      506,392       365,379      230,399      (599,301)       502,869
  Retained earnings..............................      382,658       138,963      383,498      (534,758)       370,361
  Accumulated other comprehensive income.........           --           (61)          --            --            (61)
  Yield enhancement, contract and issuance
    costs........................................      (22,036)           --           --            --        (22,036)
                                                    ----------    ----------   ----------   -----------     ----------
                                                       867,694       504,286      624,197    (1,144,364)       851,813
                                                    ----------    ----------   ----------   -----------     ----------
                                                    $1,210,750    $1,575,398   $2,050,342   $(1,178,751)    $3,657,739
                                                    ==========    ==========   ==========   ===========     ==========

           CONSOLIDATING STATEMENT OF FINANCIAL POSITION (Unaudited)

                                                       MCN                                     ELIMINATIONS
                                                    AND OTHER                                      AND         CONSOLIDATED
                                                   SUBSIDIARIES      MCNIC        MICHCON       RECLASSES         TOTAL
                (in Thousands)                     ------------    ----------    ----------    ------------    ------------
                                                                              DECEMBER 31, 1997
                                                   ------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents, at cost...........     $       23     $   25,119    $   14,353    $        --      $   39,495
  Accounts receivable..........................         15,525        240,867       210,677        (46,910)        420,159
      Less -- Allowance for doubtful
        accounts...............................             75            621        15,015             --          15,711
                                                    ----------     ----------    ----------    -----------      ----------
  Accounts receivable, net.....................         15,450        240,246       195,662        (46,910)        404,448
  Accrued unbilled revenue.....................          1,114             --        91,896             --          93,010
  Gas in inventory.............................             --         16,576        40,201             --          56,777
  Property taxes assessed applicable to future
    periods....................................            217          2,835        64,827             --          67,879
  Accrued gas cost recovery revenues...........             --             --        12,862             --          12,862
  Other........................................          3,745         17,612        33,361           (629)         54,089
                                                    ----------     ----------    ----------    -----------      ----------
                                                        20,549        302,388       453,162        (47,539)        728,560
                                                    ----------     ----------    ----------    -----------      ----------
DEFERRED CHARGES AND OTHER ASSETS
  Investments in debt and equity securities....             --         62,060        35,110            351          97,521
  Deferred swap losses and receivables.........             --         51,023            --             --          51,023
  Deferred postretirement benefit costs........            651             --            --             --             651
  Deferred environmental costs.................          2,535             --        27,699             --          30,234
  Prepaid benefit costs........................         (3,418)            --        85,790         (2,130)         80,242
  Other........................................          7,610         34,287        46,972         (3,339)         85,530
                                                    ----------     ----------    ----------    -----------      ----------
                                                         7,378        147,370       195,571         (5,118)        345,201
                                                    ----------     ----------    ----------    -----------      ----------
INVESTMENTS IN AND ADVANCES TO JOINT VENTURES
  AND SUBSIDIARIES.............................      1,641,421        528,492        19,643     (1,632,580)        556,976
                                                    ----------     ----------    ----------    -----------      ----------
PROPERTY, PLANT AND EQUIPMENT, at cost.........         37,918      1,358,504     2,790,352             --       4,186,774
  Less -- Accumulated depreciation and
    depletion..................................         12,951        152,707     1,322,392             --       1,488,050
                                                    ----------     ----------    ----------    -----------      ----------
                                                        24,967      1,205,797     1,467,960             --       2,698,724
                                                    ----------     ----------    ----------    -----------      ----------
                                                    $1,694,315     $2,184,047    $2,136,336    $(1,685,237)     $4,329,461
                                                    ==========     ==========    ==========    ===========      ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable.............................     $    4,385     $  238,952    $  130,267    $   (46,848)     $  326,756
  Notes payable................................             --        163,113       241,691         (3,078)        401,726
  Current portion of long-term debt and capital
    lease obligations..........................            365          1,557        34,956             --          36,878
  Federal income, property and other taxes
    payable....................................            401         12,681        78,630             --          91,712
  Customer deposits............................             19             --        16,363             --          16,382
  Other........................................         13,599         29,198        67,780           (630)        109,947
                                                    ----------     ----------    ----------    -----------      ----------
                                                        18,769        445,501       569,687        (50,556)        983,401
                                                    ----------     ----------    ----------    -----------      ----------
DEFERRED CREDITS AND OTHER LIABILITIES
  Accumulated deferred income taxes............         (4,642)        73,874        83,905             22         153,159
  Unamortized investment tax credit............            301             --        32,745             --          33,046
  Tax benefits amortizable to customers........            443             --       122,922             --         123,365
  Deferred swap gains and payables.............             --         41,717            --             --          41,717
  Accrued environmental costs..................          3,000             --        32,000             --          35,000
  Minority interest............................             --          1,905        17,283             --          19,188
  Other........................................         10,792         16,586        44,663         (2,152)         69,889
                                                    ----------     ----------    ----------    -----------      ----------
                                                         9,894        134,082       333,518         (2,130)        475,364
                                                    ----------     ----------    ----------    -----------      ----------
LONG-TERM DEBT, including capital lease
  obligations..................................             --        595,457       617,107             --       1,212,564
                                                    ----------     ----------    ----------    -----------      ----------
REDEEMABLE PREFERRED SECURITIES OF
  SUBSIDIARIES.................................        505,104             --            --             --         505,104
                                                    ----------     ----------    ----------    -----------      ----------
COMMON SHAREHOLDERS' EQUITY
  Common stock.................................            782              5        10,300        (10,305)            782
  Additional paid-in capital...................        806,998        834,539       230,399     (1,064,939)        806,997
  Retained earnings............................        374,807        181,982       375,325       (557,307)        374,807
  Accumulated other comprehensive income.......             --         (7,519)           --             --          (7,519)
  Yield enhancement, contract and issuance
    costs......................................        (22,039)            --            --             --         (22,039)
                                                    ----------     ----------    ----------    -----------      ----------
                                                     1,160,548      1,009,007       616,024     (1,632,551)      1,153,028
                                                    ----------     ----------    ----------    -----------      ----------
                                                    $1,694,315     $2,184,047    $2,136,336    $(1,685,237)     $4,329,461
                                                    ==========     ==========    ==========    ===========      ==========

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Concluded) CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (Unaudited)

                                                        MCN AND                             ELIMINATIONS
                                                         OTHER                                  AND        CONSOLIDATED
                                                      SUBSIDIARIES    MCNIC      MICHCON     RECLASSES        TOTAL
                   (in Thousands)                     ------------   --------   ---------   ------------   ------------
                                                                      THREE MONTHS ENDED MARCH 31, 1998
                                                      -----------------------------------------------------------------
NET CASH FLOW FROM OPERATING ACTIVITIES.............    $ 17,563     $(29,269)  $170,119      $ (3,452)     $ 154,961
                                                        --------     --------   ---------     --------      ---------
CASH FLOW FROM FINANCING ACTIVITIES
 Notes payable, net.................................          --      (7,708)   (124,597)       (6,313)      (138,618)
 Capital distributions paid to affiliates, net......          --     (17,076)         --        17,076             --
 Dividends paid.....................................     (20,192)         --          --            --        (20,192)
 Preferred securities dividends paid................      (9,754)         --          --         9,754             --
 Issuance of common stock...........................       5,584          --          --            --          5,584
 Issuance of long-term debt.........................          --     204,609          --            --        204,609
 Long-term commercial paper, net....................          --     (90,357)         --            --        (90,357)
 Retirement of long-term debt.......................          --        (409)     (4,772)           --         (5,181)
 Other..............................................          --       3,634          --            --          3,634
                                                        --------     --------   ---------     --------      ---------
   Net cash provided from (used for) financing
     activities.....................................     (24,362)     92,693    (129,369)       20,517        (40,521)
                                                        --------     --------   ---------     --------      ---------
CASH FLOW FROM INVESTING ACTIVITIES
 Capital expenditures...............................      (1,765)    (80,456)    (38,282)           --       (120,503)
 Acquisitions.......................................          --     (13,232)         --            --        (13,232)
 Investment in debt and equity securities...........          --      46,895        (427)           --         46,468
 Investment in joint ventures and subsidiaries......      16,876     (37,623)         12       (17,075)       (37,810)
 Sale of property and investment in joint
   ventures.........................................          --       9,147          --            --          9,147
 Return of investment in joint ventures.............          --       2,591          --            --          2,591
 Other..............................................          14      (1,584)        677            10           (883)
                                                        --------     --------   ---------     --------      ---------
   Net cash provided from (used for) investing
     activities.....................................      15,125     (74,262)    (38,020)      (17,065)      (114,222)
                                                        --------     --------   ---------     --------      ---------
NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS........................................       8,326     (10,838)      2,730            --            218
CASH AND CASH EQUIVALENTS, JANUARY 1................          23      25,119      14,353            --         39,495
                                                        --------     --------   ---------     --------      ---------
CASH AND CASH EQUIVALENTS, MARCH 31.................    $  8,349     $14,281    $ 17,083      $     --      $  39,713
                                                        ========     ========   =========     ========      =========

                                                                      THREE MONTHS ENDED MARCH 31, 1997
                                                      ------------------------------------------------------------------
NET CASH FLOW FROM OPERATING ACTIVITIES.............   $  26,527     $ 14,989    $146,859     $ (18,484)     $ 169,891
                                                       ---------     ---------   ---------    ---------      ---------
CASH FLOW FROM FINANCING ACTIVITIES
 Notes payable, net.................................          --      (18,194)   (104,168)          (19)      (122,381)
 Capital contributions received from (distributions
   paid to) affiliates, net.........................        (172)     133,949          --      (133,777)            --
 Dividends paid.....................................     (16,333)          --     (15,000)       15,000        (16,333)
 Preferred securities dividends paid................      (4,229)          --          --         4,229             --
 Issuance of common stock...........................       5,398           --          --            --          5,398
 Issuance of preferred securities...................     127,418           --          --            --        127,418
 Issuance of long-term debt.........................          --      149,190          --            --        149,190
 Long-term commercial paper, net....................          --     (176,235)         --            --       (176,235)
 Retirement of long-term debt.......................          --         (367)     (1,297)           --         (1,664)
 Other..............................................        (164)          --          --            --           (164)
                                                       ---------     ---------   ---------    ---------      ---------
   Net cash provided from (used for) financing
     activities.....................................     111,918       88,343    (120,465)     (114,567)       (34,771)
                                                       ---------     ---------   ---------    ---------      ---------
CASH FLOW FROM INVESTING ACTIVITIES
 Capital expenditures...............................      (1,424)     (71,785)    (23,702)           --        (96,911)
 Acquisitions.......................................          --      (24,400)         --            --        (24,400)
 Investment in debt and equity securities...........          --         (993)        (61)           --         (1,054)
 Investment in joint ventures and subsidiaries......    (134,449)      (9,485)        (78)      133,989        (10,023)
 Return of investment in joint ventures.............          --        4,000          --            --          4,000
 Other..............................................          (3)       1,608       2,721            --          4,326
                                                       ---------     ---------   ---------    ---------      ---------
   Net cash used for investing activities...........    (135,876)    (101,055)    (21,120)      133,989       (124,062)
                                                       ---------     ---------   ---------    ---------      ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS...........       2,569        2,277       5,274           938         11,058
CASH AND CASH EQUIVALENTS, JANUARY 1................         844       19,608      10,010            --         30,462
                                                       ---------     ---------   ---------    ---------      ---------
CASH AND CASH EQUIVALENTS, MARCH 31.................   $   3,413     $ 21,885    $ 15,284     $     938      $  41,520
                                                       =========     =========   =========    =========      =========

                               OTHER INFORMATION

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     MCN held its Annual Meeting of Shareholders on April 22, 1998. As of February 25, 1998, the record date for determination of shareholders entitled to vote at the Annual Meeting, there were 78,718,473 shares outstanding and entitled to vote. Of these shares, 71,147,846 or 90.4%, were present in person or by proxy, and 7,570,627 shares were not voted.

At the Annual Meeting, shareholders voted:

1) To elect the following Directors to serve for three year terms:

                                                                        Number of shares
                                                    Number of shares      Withholding
                    Director                         Consenting FOR         Consent
------------------------------------------------    ----------------    ----------------
               (Three-Year Terms)
James G. Berges.................................       65,410,407          5,737,439
Thomas H. Jeffs.................................       65,443,729          5,704,117
William K. McCrackin............................       65,445,123          5,702,723
Bill M. Thompson................................       65,451,315          5,696,531

   Stephen E. Ewing, Roger Fridholm, Alfred R. Glancy III, Frank M. Hennessey, Helen O. Petrauskas and Howard F. Sims did not have terms of office expiring in 1998 and continue to serve as directors of the corporation.

2) To approve an Amendment to the Articles of Incorporation to increase the number of authorized shares of MCN common stock, of the par value of $.01 per share, from 100 million to 250 million, with 57,695,318 shares voted for the ratification of the amendment, 12,852,137 shares voted against and abstentions of 600,391 shares.

3) To approve an Amendment to the Articles of Incorporation to change the number of directors of the Company from not fewer than seven, nor more than ten to not fewer than nine, nor more than twelve, with 67,139,585 shares voted for ratification of the amendment, 3,251,444 shares voted against and abstentions of 756,817 shares.

4) To appoint Deloitte & Touche LLP as independent auditors for the year ending December 31, 1998, with 70,554,255 shares voted for the appointment, 178,800 shares voted against, and abstentions of 414,791 shares.

EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    EXHIBIT
    NUMBER                                DESCRIPTION
    -------                               -----------
      3-1         Articles of Incorporation of MCN Energy Group Inc.
     12-1         Computation of Ratio of Earnings to Fixed Charges for MCN
                  Energy Group Inc.
     12-2         Computation of Interest Coverage Ratio for MCN Energy Group
                  Inc.
     12-3         Computation of Ratio of Earnings to Fixed Charges for MCN
                  Investment Corporation
     12-4         Computation of Interest Coverage Ratio for MCN Investment
                  Corporation
     27-1         Financial Data Schedule

(b) Reports on Form 8-K

     MCN filed reports on Form 8-K dated March 26, 1998 and March 31, 1998, under Item 5, with respect to the offering by MCN Investment Corporation of its 6.30% MandatOry Par Put Remarketed Securities(SM) (MOPPRS(SM)) due April 2, 2011 and its 6.35% MOPPRS due April 2, 2012 pursuant to the registration statement of the registrant and MCN Investment Corporation on Form S-3 (No. 333-47137) filed with the Securities and Exchange Commission under the Securities Act of 1933. The following documents were filed as Exhibits thereto:

        - Purchase Agreement dated March 26, 1998 with respect to the MOPPRS
        - Form of Note with respect to the 2011 MOPPRS
        - Form of Note with respect to the 2012 MOPPRS
        - Remarketing Agreement, dated as of March 31, 1998, between MCN Investment Corporation, MCN Energy Group Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated with respect to the 2011 MOPPRS
        - Remarketing Agreement, dated as of March 31, 1998, between MCN Investment Corporation, MCN Energy Group Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated with respect to the 2012 MOPPRS

     MCN filed an additional report on Form 8-K dated April 1, 1998, under Item 5, with respect to the offering by MCN Investment Corporation of its 6.375% REset Put Securities (REPS(SM)) due 2008 pursuant to the registration statement of the registrant and MCN Investment Corporation on Form S-3 (No. 333-47137) filed with the Securities and Exchange Commission under the Securities Act of 1933. The following documents were filed as Exhibits thereto:

        - Underwriting Agreement dated April 1, 1998 with respect to the REPS
        - Form of Note with respect to the REPS

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MCN ENERGY GROUP INC.

Date: May 14, 1998                        By:      /s/ HAROLD GARDNER

                                            ------------------------------------
                                                       Harold Gardner
                                                 Vice President, Controller
                                                and Chief Accounting Officer