Form 10-Q
period 1998-06-30
MCN ENERGY GROUP INC
filed 1998-08-14
CIK 837579

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998, or

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

                           Yes [X]             No [ ]

     Number of shares outstanding of each of the registrant's classes of common stock, as of July 31, 1998:

               Common Stock, par value $.01 per share: 78,980,441

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               INDEX TO FORM 10-Q

                        FOR QUARTER ENDED JUNE 30, 1998

                                                                 PAGE
                                                                NUMBER
                                                                ------
COVER.......................................................       i

INDEX.......................................................      ii

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements................................      16

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.................       1

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings...................................      32

Item 6. Exhibits and Reports on Form 8-K....................      33

SIGNATURE...................................................      34

                     MCN ENERGY GROUP INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Results reflect E&P write-downs -- MCN experienced losses in the 1998 quarter, six- and twelve-month periods of $210.1 million, $129.6 million and $78.1 million, respectively. Results for all 1998 periods were unfavorably affected by two write-downs totaling $220.4 million, net of taxes, primarily to reflect the impact of low oil and gas prices on its Exploration & Production (E&P) business and the under-performance of certain oil and gas investments.

Excluding the write-downs, MCN's earnings increased $1.2 million or 13% for the 1998 second quarter and increased $23.1 million or 19% for the 1998 twelve-month period, as compared to the corresponding 1997 periods. Earnings for the 1998 six-month period were relatively flat when compared to the prior year. Diluted per share comparisons were affected by an increase in the average number of shares outstanding reflecting the June 1997 issuance of 9,775,000 shares of new common stock.

As discussed in the Diversified Energy and Gas Distribution sections that follow, earnings (excluding the write-downs) for the 1998 second quarter were sustained despite the impact of low energy prices and significantly warmer weather.

                                             QUARTER                6 MONTHS                12 MONTHS
                                        -----------------      ------------------      -------------------
                                         1998        1997       1998        1997        1998         1997
                                        -------      ----      -------      -----      -------      ------
NET INCOME (LOSS) (in Millions)
Diversified Energy
  Before E&P write-downs..............  $   7.6      $7.9      $  25.4      $25.8      $  60.9      $ 44.8
  E&P write-downs (Notes 3a and 3b)...   (220.4)       --       (220.4)        --       (220.4)         --
                                        -------      ----      -------      -----      -------      ------
                                         (212.8)      7.9       (195.0)      25.8       (159.5)       44.8
                                        -------      ----      -------      -----      -------      ------
Gas Distribution......................      2.7       1.2         65.4       65.0         81.4        74.4
                                        -------      ----      -------      -----      -------      ------
Total
  Before E&P write-downs..............     10.3       9.1         90.8       90.8        142.3       119.2
  E&P write-downs (Notes 3a and 3b)...   (220.4)       --       (220.4)        --       (220.4)         --
                                        -------      ----      -------      -----      -------      ------
Net Income(Loss)......................  $(210.1)     $9.1      $(129.6)     $90.8      $ (78.1)     $119.2
                                        =======      ====      =======      =====      =======      ======
DILUTED EARNINGS (LOSS) PER SHARE
Diversified Energy
  Before E&P write-downs..............  $   .10      $.11      $   .33      $ .39      $   .78      $  .67
  E&P write-downs (Notes 3a and 3b)...    (2.80)       --        (2.81)        --        (2.82)         --
                                        -------      ----      -------      -----      -------      ------
                                          (2.70)      .11        (2.48)       .39        (2.04)        .67
                                        -------      ----      -------      -----      -------      ------
Gas Distribution......................      .03       .02          .83        .91         1.04        1.07
                                        -------      ----      -------      -----      -------      ------
Total
  Before E&P write-downs..............      .13       .13         1.16       1.30         1.82        1.74
  E&P write-downs (Notes 3a and 3b)...    (2.80)       --        (2.81)        --        (2.82)         --
                                        -------      ----      -------      -----      -------      ------
Diluted Earnings (Loss) Per Share.....  $ (2.67)     $.13      $ (1.65)     $1.30      $ (1.00)     $ 1.74
                                        =======      ====      =======      =====      =======      ======

Strategic direction -- MCN's objective is to achieve superior, long-term returns for its shareholders. MCN has been pursuing an aggressive growth strategy, investing in a diverse portfolio of domestic and international energy-related projects. Inherent to this portfolio-management strategy is the frequent review of internal and external factors affecting the company's investments. Therefore, the pace of new investments and the disposition of existing assets are subject to constant change. Reflecting this strategy, a review of the E&P unit during the 1998 second quarter led to MCN's

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

decision to exit the exploration portion of the business and focus on lower-risk development drilling activities. MCN is reviewing and will continue to review the overall mix of its existing portfolio and the level of new investments.

DIVERSIFIED ENERGY
Results impacted by write-downs, low energy prices, and higher gas and electric sales -- The Diversified Energy group reported losses in all three 1998 periods due to write-downs totaling $220.4 million, net of taxes. The charges reflect the write-down of certain E&P properties and an investment in an E&P company.

Diversified Energy's earnings for the 1998 quarter and six-month period, excluding the write-downs, declined slightly from the corresponding 1997 periods. These results reflect the effect of lower oil prices and higher production-related expenses on operating and joint venture income as well as higher financing costs. Earnings for the 1998 twelve-month period, excluding the write-downs, increased by $16.1 million or 36% over the comparable 1997 period. This increase in the current twelve-month period was driven by higher operating and joint venture income posted by the Pipelines & Processing and Energy Marketing, Gas Storage & Electric Power businesses, partially offset by higher financing costs. Earnings for the 1998 six- and twelve-month periods were also affected by gains from the strategic sale of certain assets.

                                                QUARTER                 6 MONTHS                 12 MONTHS
                                          -------------------      -------------------      --------------------
                                           1998         1997        1998         1997         1998         1997
                                          -------      ------      -------      ------      --------      ------
DIVERSIFIED ENERGY OPERATIONS (in
  Millions)
Operating Revenues*.....................  $ 233.2      $177.1      $ 505.1      $437.3      $1,019.1      $782.7
                                          -------      ------      -------      ------      --------      ------
Operating Expenses*
  Write-down of E&P properties (Note
     3a)................................    333.0          --        333.0          --         333.0          --
  Other.................................    223.1       164.4        487.4       407.4         971.7       726.7
                                          -------      ------      -------      ------      --------      ------
                                            556.1       164.4        820.4       407.4       1,304.7       726.7
                                          -------      ------      -------      ------      --------      ------
Operating Income (Loss).................   (322.9)       12.7       (315.3)       29.9        (285.6)       56.0
                                          -------      ------      -------      ------      --------      ------
Equity in Earnings of Joint Ventures....     11.8         9.4         28.2        22.9          58.3        31.2
                                          -------      ------      -------      ------      --------      ------
Other Income & (Deductions)*
  Interest income.......................      1.1         1.0          4.4         2.0           9.1         3.2
  Interest expense......................    (11.8)       (9.5)       (21.7)      (19.6)        (34.3)      (32.9)
  Dividends on preferred securities of
     subsidiaries.......................     (9.2)       (7.4)       (19.0)      (11.6)        (38.5)      (19.3)
  Loss on E&P investment (Note 3b)......     (6.1)         --         (6.1)         --          (6.1)         --
  Other.................................       .3         (.1)        13.0         2.7          20.6         5.5
                                          -------      ------      -------      ------      --------      ------
                                            (25.7)      (16.0)       (29.4)      (26.5)        (49.2)      (43.5)
                                          -------      ------      -------      ------      --------      ------
Income (Loss) Before Income Taxes.......   (336.8)        6.1       (316.5)       26.3        (276.5)       43.7
                                          -------      ------      -------      ------      --------      ------
Income Taxes
  Current and deferred provision
     (benefit)..........................   (119.5)        2.3       (113.0)        8.7         (98.9)       15.1
  Federal tax credits...................     (4.5)       (4.1)        (8.5)       (8.2)        (18.1)      (16.2)
                                          -------      ------      -------      ------      --------      ------
                                           (124.0)       (1.8)      (121.5)         .5        (117.0)       (1.1)
                                          -------      ------      -------      ------      --------      ------
Net Income (Loss)
  Before E&P write-downs................      7.6         7.9         25.4        25.8          60.9        44.8
  Write-down of E&P properties and
     investment (Notes 3a and 3b).......   (220.4)         --       (220.4)         --        (220.4)         --
                                          -------      ------      -------      ------      --------      ------
Net Income (Loss).......................  $(212.8)     $  7.9      $(195.0)     $ 25.8      $ (159.5)     $ 44.8
                                          =======      ======      =======      ======      ========      ======

*Includes intercompany transactions.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

OPERATING AND JOINT VENTURE INCOME
Operating and joint venture results for the 1998 quarter and six-month period, excluding the write-down, declined by $.2 million and $6.9 million, respectively. Operating and joint venture income for the 1998 twelve-month period increased by $18.5 million over the comparable 1997 period. These results reflect the continued growth within the Energy Marketing, Gas Storage & Electric Power business and reduced contributions from the E&P business. The 1998 six- and twelve-month periods were also impacted by increased income from the Pipelines & Processing business. Additionally, all 1998 periods were affected by increased Corporate & Other expenses.

                                                QUARTER                 6 MONTHS               12 MONTHS
                                           ------------------      ------------------      ------------------
                                            1998        1997        1998        1997        1998        1997
                                           -------      -----      -------      -----      -------      -----
OPERATING AND JOINT VENTURE INCOME (LOSS)
(in Millions)
Exploration & Production
  Before write-down of E&P properties....  $   8.2      $12.9      $  16.9      $31.0      $  44.0      $51.0
  Write-down of E&P properties (Note
     3a).................................   (333.0)        --       (333.0)        --       (333.0)        --
                                           -------      -----      -------      -----      -------      -----
                                            (324.8)      12.9       (316.1)      31.0       (289.0)      51.0
Pipelines & Processing...................      6.1        6.1         15.6       13.3         31.4       19.7
Energy Marketing, Gas Storage & Electric
  Power..................................     10.5        3.7         19.1       10.7         38.1       20.0
Corporate & Other........................     (2.9)       (.6)        (5.7)      (2.2)        (7.8)      (3.5)
                                           -------      -----      -------      -----      -------      -----
Total
  Before write-down of E&P properties....     21.9       22.1         45.9       52.8        105.7       87.2
  Write-down of E&P properties (Note
     3a).................................   (333.0)        --       (333.0)        --       (333.0)        --
                                           -------      -----      -------      -----      -------      -----
                                           $(311.1)     $22.1      $(287.1)     $52.8      $(227.3)     $87.2
                                           =======      =====      =======      =====      =======      =====

EXPLORATION & PRODUCTION operating and joint venture results reflect a $333.0 million pre-tax write-down in the 1998 second quarter. The E&P business recognized the write-down of its gas and oil properties under the full cost method of accounting to reflect lower gas and oil prices and the under-performance of certain exploration properties. Under the full cost method of accounting prescribed by the Securities and Exchange Commission, E&P's capitalized exploration and production costs at June 30, 1998 exceeded the full cost "ceiling," resulting in the excess being written off to income. The ceiling is the sum of discounted future net cash flows from the production of proved gas and oil reserves and the lower of cost or estimated fair value of unproved properties, net of related income tax effects. Future net cash flows are required to be estimated based on end-of-quarter prices and costs, unless contractual arrangements exist, even if any price decline is temporary. A significant portion of the write-down is due to lower-than-expected exploratory drilling results in the Midcontinent/Gulf Coast region. MCN is refocusing its E&P strategy and will exit the higher-risk exploratory part of the E&P business while continuing to invest in lower-risk projects such as Antrim shale, coalbed methane, tight gas sands, and conventional development and exploitation drilling.

Excluding the write-down, operating and joint venture income for the 1998 quarter, six- and twelve-month periods decreased by $4.7 million, $14.1 million and $7.0 million, respectively. These results reflect a plunge in oil prices, increased production-related expenses, and gains recorded in 1997 from the strategic sale of certain E&P properties. Earnings for the 1998 periods were impacted by a slight

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

increase in the average gas sales price per thousand cubic feet (Mcf), and a sharp decline in the average oil sales price. Oil prices declined by $4.64 per barrel (Bbl) or 27% in the 1998 quarter, $4.90 per Bbl or 27% in the current six-month period and $4.40 per Bbl or 23% in the current twelve-month period. The impact of fluctuations in natural gas and oil sales prices on E&P operating and joint venture income was mitigated by hedging with swap and futures agreements, as discussed in the "Risk Management Strategy" section that follows.

                                                 QUARTER                 6 MONTHS               12 MONTHS
                                            ------------------      ------------------      ------------------
                                             1998        1997        1998        1997        1998        1997
                                            ------      ------      ------      ------      ------      ------
EXPLORATION & PRODUCTION STATISTICS
Gas Production (Bcf)......................    20.6        19.5        41.1        38.2        81.1        69.7
Oil Production (million Bbl)..............      .8          .8         1.6         1.3         3.7         2.0
Gas and Oil Production (Bcf equivalent)...    25.2        24.0        50.9        46.0       103.1        81.9
Average Gas Selling Price (per Mcf).......  $ 2.07      $ 1.93      $ 2.09      $ 2.31      $ 2.23      $ 2.31
Effect of Hedging (per Mcf)...............    (.07)       (.04)       (.06)       (.34)       (.25)       (.36)
                                            ------      ------      ------      ------      ------      ------
Overall Average Gas Sales Price (per
  Mcf)....................................  $ 2.00      $ 1.89      $ 2.03      $ 1.97      $ 1.98      $ 1.95
                                            ======      ======      ======      ======      ======      ======
Average Oil Sales Price (per Bbl).........  $10.49      $17.54      $11.83      $18.99      $14.07      $19.57
Effect of Hedging (per Bbl)...............    2.34        (.07)       1.34        (.92)        .73        (.37)
                                            ------      ------      ------      ------      ------      ------
Overall Average Oil Sales Price (per
  Bbl)....................................  $12.83      $17.47      $13.17      $18.07      $14.80      $19.20
                                            ======      ======      ======      ======      ======      ======

E&P operating and joint venture income for all 1998 periods reflects higher production-related expenses which in total increased per Mcf equivalent by $.23, $.21 and $.11 for the 1998 quarter, six- and twelve-month periods, respectively. Additionally, earnings comparisons for the six- and twelve-month periods were affected by a $4.7 million pre-tax gain that was recorded in the first quarter of 1997 from the sale of undeveloped properties.

Partially offsetting the reduced 1998 results were contributions from increases in gas and oil production due to the acquisition and development of properties over the past several years. Overall gas and oil production increased by 1.2 billion cubic feet (Bcf) equivalent, 4.9 Bcf equivalent and 21.2 Bcf equivalent in the current quarter, six- and twelve-month periods, respectively. Also impacting the earnings comparisons was the sale of proved producing properties during mid-1997, which tempered the increase in gas and oil production during 1998.

PIPELINES & PROCESSING operating and joint venture income was flat at $6.1 million for the 1998 quarter, but increased $2.3 million and $11.7 million for the 1998 six- and twelve-month periods, respectively. The 1998 quarter was impacted by earnings from an increase in transportation volumes due to new gas gathering ventures and the expansion of existing pipeline projects in 1997 which was offset by lower earnings from the 50%-owned methanol production business. Results for the 1998 six- and twelve-month periods also reflect a significant increase in transportation volumes resulting from the acquisition and expansion of various pipeline facilities. Volumes transported during the 1998 quarter increased by 12.9 Bcf or 44%, and increased for the 1998 six- and twelve-month periods by 35.9 Bcf or 74% and 57.4 Bcf or 61%, respectively. Pipelines & Processing results for the 1998 six- and twelve-month periods also reflect contributions from the methanol production business, which was acquired in December 1996. Earnings from the methanol production business benefited from strong methanol prices during 1997, but average prices declined 45% for the 1998

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

quarter, 34% for the 1998 six-month period and 14% for the 1998 twelve-month period. Although methanol prices have declined, Pipelines & Processing contributions from the methanol business for the current twelve-month period have increased because they include a full twelve months of operations. Pipelines & Processing results for the 1998 quarter and twelve-month period were also impacted by a decline in the level of volumes treated through gas processing plants. Although gas processing volumes declined, earnings were not significantly affected because gas processing services have low profit margins.

                                                      QUARTER            6 MONTHS           12 MONTHS
                                                   --------------    ----------------    ----------------
                                                   1998     1997      1998      1997      1998      1997
                                                   -----    -----    -------    -----    -------    -----
PIPELINES & PROCESSING STATISTICS*
Gas Processed (Bcf)............................     11.2     13.4       23.5     23.2       43.1     48.7
Methanol Produced (million gallons)............     14.8     14.6       30.3     29.9       61.2     40.4
Transportation (Bcf)...........................     42.3     29.4       84.2     48.3      151.8     94.4

* Includes MCN's share of joint ventures

ENERGY MARKETING, GAS STORAGE & ELECTRIC POWER operating and joint venture income for the 1998 quarter, six- and twelve-month periods increased by $6.8 million, $8.4 million and $18.1 million, respectively. The increase in earnings for all 1998 periods reflects contributions from the second quarter 1997 acquisition of an 18% interest in Midland Cogeneration Venture L. P. (MCV), a limited partnership that owns a gas-fired cogeneration facility capable of producing up to 1,370 megawatts (MW) of electricity and 1.35 million pounds per hour of process steam. MCN acquired an additional 5% interest in MCV during June 1998. Also contributing to the favorable 1998 results were higher earnings from MCN's 50%-owned, 123 MW Michigan Power cogeneration facility and contributions from the March 1997 acquisition of a 40% interest in an Indian joint venture. Improved earnings from the Michigan Power facility are due to a higher electricity sales rate under its long-term sales contract. The Indian joint venture holds minority interests in electric distribution companies and power generation facilities in the state of Gujarat, India. As a result of these investments, Electric Power earnings reflect a significantly higher level of electricity sales.

                                                      QUARTER         6 MONTHS          12 MONTHS
                                                   -------------   ---------------   ---------------
                                                   1998    1997     1998     1997     1998     1997
                                                   -----   -----   -------   -----   -------   -----
ENERGY MARKETING STATISTICS (BCF)*
Gas Sales......................................    103.3    72.4     218.5   160.6     401.7   266.0
Exchange Deliveries............................       .2     1.3       6.8    10.0      11.9    18.3
                                                   -----   -----   -------   -----   -------   -----
                                                   103.5    73.7     225.3   170.6     413.6   284.3
                                                   =====   =====   =======   =====   =======   =====
Electricity Sales (thousands of megawatt
  hours).......................................    879.9   395.3   1,741.6   575.8   3,009.1   933.2
                                                   =====   =====   =======   =====   =======   =====

* Includes MCN's share of joint ventures

Energy Marketing's operating results also reflect an increase in total gas sales and exchange deliveries of 40%, 32% and 46% during the 1998 quarter, six-and twelve-month periods, respectively. The increase in Energy Marketing's gas sales volumes resulted from the expansion of its market base in the Midwest and Northeast United States and Eastern Canada. Additionally, Energy Marketing's share of joint venture gas sales volumes also increased, reflecting growth of its markets in the Great Lakes and Gulf Coast regions.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RISK MANAGEMENT STRATEGY -- MCN primarily manages commodity price risk by utilizing futures, options and swap contracts to more fully balance its portfolio of gas and oil supply and sales agreements. MCN has hedged a significant portion of its gas production not covered by long-term, fixed-price sales obligations. MCN's Energy Marketing business coordinates all of MCN's hedging activities to ensure compliance with risk management policies that are periodically reviewed by MCN's Board of Directors. Certain hedging gains or losses related to gas and oil production are recorded by MCN's E&P operations. Gains and losses on gas and oil production-related hedging transactions that are not recorded by MCN's E&P group are recorded by Energy Marketing.

CORPORATE & OTHER operating and joint venture losses are due mainly to the increased proportion of administrative expenses associated with corporate management activities charged to Diversified Energy reflecting its growing percentage of MCN's business.

OTHER INCOME AND DEDUCTIONS
The 1998 periods reflect higher dividends resulting from the issuance of $132 million of preferred securities in March 1997 and $200 million of preferred securities in June 1997. The 1998 periods also reflect higher interest costs on increased borrowings required to finance capital investments in the Diversified Energy group. In addition, MCN recognized a $6.1 million pre-tax loss from the write-down of an investment in the common stock of an E&P company. The loss is due to a decline in the fair value of the securities which is not considered temporary (Note 3b).

Partially offsetting the higher dividends and interest costs for the 1998 six-and twelve-month periods was increased interest income resulting from a $46 million advance made to a Philippine independent power producer (Note 2a). Other income and deductions comparisons for the 1998 six-and twelve-month periods were affected by $9.9 million of pre-tax gains recorded in the 1998 first quarter from the sale of certain gas sales contracts and a 50% interest in the 30 MW Ada cogeneration facility. The 1998 twelve-month period also reflects a $3.2 million pre-tax gain from the December 1997 sale of Diversified Energy's 25% interest in the 46 Bcf Blue Lake storage project. Other income and deductions for the 1998 and 1997 twelve-month periods were affected by pre-tax gains of $2.4 million and $2.9 million, respectively, related to Dauphin Island Gathering Partners (DIGP). In a series of transactions during 1996, MCN sold interests in the DIGP partnership generating gains, of which a portion was deferred until the third quarter of 1997 when a related option agreement expired unexercised (Note 2c).

INCOME TAXES
The variations in the current and deferred income tax provision for the 1998 periods reflect fluctuations in pre-tax results. Also impacting income taxes is an increase in the level of gas production tax credits generated from E&P projects.

OUTLOOK
MCN intends to continue the growth of its business by investing in energy-related projects that generate attractive returns. However, MCN has slowed its 1998 E&P drilling program as a result of lower oil prices and lower-than-expected exploratory drilling results in the Midcontinent/Gulf Coast region. Additionally, MCN will strategically exit the higher-risk exploration part of the E&P business.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

As discussed in MCN's 1997 Annual Report on Form 10-K, MCN formed partnerships in 1997 to construct six plants to produce coal briquettes from waste particles of coal. The economic viability of the coal fines venture is dependent upon qualifying for synthetic fuel tax credits. In June 1998, MCN placed all six coal fines plants into operation. The success of MCN's Pipelines & Processing business will depend in part on an expected increase in production of coal briquettes from its coal fines venture.

MCN will focus on expanding its Energy Marketing coverage within existing markets as well as entering new markets through strategic alliances with other energy providers. MCN intends to expand its Electric Power business, including in international markets where MCN is currently negotiating investments in several projects. In addition, MCN will continue to pursue opportunities to sell properties in order to optimize its portfolio.

MCN has minority interests in electric distribution companies and power generation facilities and is pursuing the development of several other projects in India. The United States and several other countries have imposed economic sanctions on India as a result of its nuclear testing program. MCN has evaluated the impact of such sanctions and does not expect them to have a material adverse effect on its financial statements.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

GAS DISTRIBUTION
Results reflect warmer weather and cost-saving initiatives -- The Gas Distribution group reported an increase in earnings of $1.5 million for the 1998 quarter, and an increase of $.4 million and $7.0 million for the 1998 six- and twelve-month periods, respectively. Earnings reflect significantly lower operating expenses as well as the continued growth in revenues from intermediate transportation services. These improvements more than offset lower gross margins resulting from reduced gas sales and end user transportation deliveries which were caused by warmer weather.

                                         QUARTER                   6 MONTHS                   12 MONTHS
                                    ------------------      ----------------------      ----------------------
                                     1998        1997         1998          1997          1998          1997
                                     ----        ----         ----          ----          ----          ----
GAS DISTRIBUTION OPERATIONS (in
  Millions)
Operating Revenues*
  Gas sales.....................    $126.0      $168.3      $  499.0      $  649.9      $  929.1      $1,079.5
  End user transportation.......      18.3        19.4          43.3          45.4          82.7          82.7
  Intermediate transportation...      15.9        13.3          33.8          28.1          60.9          53.9
  Other.........................      15.1        12.0          34.6          23.9          61.9          43.6
                                    ------      ------      --------      --------      --------      --------
                                     175.3       213.0         610.7         747.3       1,134.6       1,259.7
Cost of Gas.....................      58.8        84.7         279.5         391.7         529.8         634.3
                                    ------      ------      --------      --------      --------      --------
Gross Margin....................     116.5       128.3         331.2         355.6         604.8         625.4
                                    ------      ------      --------      --------      --------      --------
Other Operating Expenses*
  Operation and maintenance.....      62.8        70.6         125.9         145.8         266.8         302.0
  Depreciation, depletion and
     amortization...............      23.6        26.6          46.3          52.3          98.4         101.6
  Property and other taxes......      14.1        16.2          31.6          34.1          58.8          62.6
                                    ------      ------      --------      --------      --------      --------
                                     100.5       113.4         203.8         232.2         424.0         466.2
                                    ------      ------      --------      --------      --------      --------
Operating Income................      16.0        14.9         127.4         123.4         180.8         159.2
                                    ------      ------      --------      --------      --------      --------
Equity in Earnings of Joint
  Ventures......................       (.1)         .9            .4           1.9           1.0           2.6
                                    ------      ------      --------      --------      --------      --------
Other Income and (Deductions)*
  Interest income...............       1.0         1.3           2.0           2.5           4.2           5.3
  Interest expense..............     (12.6)      (13.8)        (28.0)        (28.0)        (55.0)        (53.1)
  Minority interest.............       (.5)        (.6)         (1.2)          (.9)         (2.2)         (1.2)
  Other.........................        .6         (.1)           .7            .5           1.2          (1.0)
                                    ------      ------      --------      --------      --------      --------
                                     (11.5)      (13.2)        (26.5)        (25.9)        (51.8)        (50.0)
                                    ------      ------      --------      --------      --------      --------
Income Before Income Taxes......       4.4         2.6         101.3          99.4         130.0         111.8
Income Taxes....................       1.7         1.4          35.9          34.4          48.6          37.4
                                    ------      ------      --------      --------      --------      --------
Net Income......................    $  2.7      $  1.2      $   65.4      $   65.0      $   81.4      $   74.4
                                    ======      ======      ========      ========      ========      ========

* Includes intercompany transactions

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

GROSS MARGIN
Gas Distribution gross margin (operating revenues less cost of gas) decreased $11.8 million, $24.4 million and $20.6 million for the 1998 quarter, six- and twelve-month periods, respectively, reflecting lower gas sales and end user transportation deliveries caused by significantly warmer weather. These declines were partially offset by increased revenues from the continued growth in intermediate transportation and other gas-related services.

                                              QUARTER           6 MONTHS         12 MONTHS
                                          ---------------    --------------    --------------
                                           1998     1997      1998     1997     1998     1997
                                           ----     ----      ----     ----     ----     ----
EFFECT OF WEATHER ON GAS MARKETS AND
  EARNINGS
Percentage Colder (Warmer) Than
  Normal................................   (24.8)%   21.9%    (20.1)%  1.9%     (12.9)%  2.0%
Increase (Decrease) From Normal in:
  Gas markets (in Bcf)..................    (6.1)     4.6     (25.3)   1.5      (26.2)    3.8
  Net income (in Millions)..............  $ (5.3)   $ 4.1    $(22.0)  $1.3     $(22.8)   $3.4
  Diluted Earnings per share............  $ (.07)   $ .06    $ (.28)  $.02     $ (.29)   $.05

GAS SALES AND END USER TRANSPORTATION revenues in total decreased by $43.4 million, $153.0 million and $150.4 million in the 1998 quarter, six- and twelve-month periods, respectively. Revenues were affected by lower gas sales and end user transportation deliveries due to considerably warmer weather in all 1998 periods as compared to the 1997 periods. Weather for the 1998 quarter was over 40% warmer than the equivalent 1997 period. Partially offsetting the decrease in the 1998 quarter was an increase in the gas sales rates required to recover higher gas costs. The decreases in the 1998 six- and twelve-month periods reflect lower gas sales rates required to recover gas costs. Although end user transportation deliveries declined in the 1998 twelve-month period, revenues remained unchanged in such period because of a slight increase in the average transportation rate.

                                               QUARTER           6 MONTHS         12 MONTHS
                                            --------------    --------------    --------------
                                            1998     1997     1998     1997     1998     1997
                                            ----     ----     ----     ----     ----     ----
GAS DISTRIBUTION MARKETS (in Bcf)
Gas Sales.................................   24.7     35.3    104.7    129.9    183.9    212.7
End User Transportation...................   31.1     32.7     73.6     77.1    141.5    144.5
                                            -----    -----    -----    -----    -----    -----
                                             55.8     68.0    178.3    207.0    325.4    357.2
Intermediate Transportation*..............  148.4    141.6    296.8    282.2    601.2    551.4
                                            -----    -----    -----    -----    -----    -----
                                            204.2    209.6    475.1    489.2    926.6    908.6
                                            =====    =====    =====    =====    =====    =====

*Includes intercompany volumes

INTERMEDIATE TRANSPORTATION revenues increased by $2.6 million, $5.7 million and $7.0 million in the 1998 quarter, six- and twelve-month periods, respectively, due to increased deliveries and increased fees generated from the transfer of gas title among and between intermediate transportation service users and various gas owners. The increase in intermediate transportation deliveries for all three periods reflects additional Antrim gas volumes transported for Michigan gas producers and brokers.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

In December 1997, MichCon purchased a pipeline to expand the transportation capacity of its northern Michigan gathering system. This expansion made possible an increase of 16.6 Bcf in volumes transported through June 1998. Although intermediate transportation volumes have increased significantly, profit margins on this service are considerably less than margins on gas sales or end user transportation services.

OTHER OPERATING REVENUES increased in all 1998 periods due in part to an increase in gas-related services. Also affecting the comparisons are unfavorable adjustments for energy conservation revenues in the 1997 periods resulting from the discontinuance of MichCon's energy conservation programs.

COST OF GAS
Cost of gas is affected by variations in sales volumes and cost of purchased gas as well as related transportation costs. Under the existing Gas Cost Recovery
(GCR) mechanism, MichCon's sales rates are set to recover all of its reasonably and prudently incurred gas costs. Therefore, fluctuations in cost of gas sold had little effect on gross margins.

Cost of gas sold decreased in all 1998 periods due primarily to lower gas sales volumes resulting from warmer weather. The decrease in the current quarter was partially offset by higher market prices paid of $.19 or 8% per Mcf sold. Additionally, cost of gas sold decreased in the 1998 six- and twelve-month periods due to reductions in market prices paid of $.30 or 10% and $.06 or 2% per Mcf of gas sold, respectively.

OTHER OPERATING EXPENSES
OPERATION AND MAINTENANCE expenses decreased for all 1998 periods, reflecting lower uncollectible gas accounts expense and lower benefit costs, primarily pension and retiree healthcare costs. MichCon implemented an early retirement program in the first quarter of 1998 that reduced its net workforce by approximately 150 employees or 5%. The cost of the program and the related savings will not have a material impact on 1998 net income. However, it is expected that the results of the program will contribute to lower operating costs in future years.

As discussed in MCN's 1997 Annual Report on Form 10-K, MichCon receives a significant amount of its heating assistance funding through Michigan Home Heating Credits, which are funded almost exclusively by the federal Low Income Home Energy Assistance Program (LIHEAP). While Congress increased LIHEAP funding to $1.1 billion for the fiscal year ending September 30, 1998, the U.S. House of Representatives' Appropriations Committee voted in July 1998 to eliminate funding for the program for the 1999 fiscal year which begins October 1, 1998. The full House is expected to consider the Labor - Health & Human Services - Education funding bill in the third quarter of 1998. In contrast to the House Appropriations Committee, the U.S. Senate Labor and Human Resources Committee unanimously voted to reauthorize LIHEAP funding through 2004 at a level of $2.0 billion annually. In recent years, proposed reductions to LIHEAP funding have been repeatedly defeated. MichCon is working with legislators and others to maintain the funding and is optimistic that it will ultimately be continued. If funding levels are significantly reduced, MichCon will take steps to minimize the impact on its customers and its earnings. A portion of any future decreases or increases in funding may impact MichCon's uncollectible gas accounts expense.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

DEPRECIATION AND DEPLETION decreased by $3.0 million, $6.0 million and $3.2 million in the 1998 quarter, six- and twelve-month periods, respectively, resulting from lower depreciation rates for MichCon's utility property, plant and equipment that became effective January 1, 1998. Depreciation on higher plant balances partially offset the effect of lower rates.

PROPERTY AND OTHER TAXES decreased in the 1998 periods reflecting lower property taxes based on MichCon's pending appeals of its personal property tax assessments as discussed in MCN's 1997 Annual Report on Form 10-K. The decrease in the 1998 twelve-month period was partially offset by higher Michigan single business taxes.

OTHER INCOME AND DEDUCTIONS decreased in the 1998 quarter due primarily to an increase in the allowance for funds used during construction and a gain recorded from the sale of land. The increase in the 1998 twelve-month period is due primarily to additional interest expense on long-term debt required to finance capital investments.

INCOME TAXES
The increase in income taxes for all 1998 periods results from higher pre-tax earnings. Income tax comparisons for the six- and twelve-month periods were also affected by a 1998 provision for tax issues, and by amounts recorded in the 1997 periods for the favorable resolution of prior years' tax issues and tax credits.

OUTLOOK
Gas Distribution's strategy is to aggressively expand its role as the preferred provider of natural gas and high-value energy services within Michigan. Accordingly, Gas Distribution's objectives are to increase revenues and reduce its costs in order to maintain strong returns and provide customers with high-quality service at competitive prices.

Gas Distribution plans to capitalize on opportunities resulting from the gas industry restructuring by implementing MichCon's Regulatory Reform Plan which was approved by the Michigan Public Service Commission (MPSC) in April 1998. The plan includes a comprehensive experimental three-year customer choice program that is designed to offer expanded availability and transportation options to all sales customers, subject to annual caps on the level of participation. Beginning April 1, 1999, customers will have the option of purchasing natural gas from suppliers other than MichCon. However, MichCon will continue to transport and deliver the gas to the customers' premises at prices that maintain its existing sales margins.

The plan also suspends the GCR mechanism for customers who continue to purchase gas from MichCon and fixes the gas cost component of MichCon's sales rates for the three-year period beginning on January 1, 1999. Currently MichCon does not generate earnings on the gas supply portion of its operations; however, under this plan, changes in cost of gas will directly impact gross margins and earnings. As part of its gas acquisition strategy, MichCon will implement steps to mitigate risks from price and volume fluctuations.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Also beginning in 1999, an income sharing mechanism will allow customers to share in profits when actual utility return on equity exceeds predetermined thresholds. Although the Regulatory Reform Plan increases MichCon's risk associated with generating margins that cover its gas costs, management believes this program will have a favorable impact on future earnings. Various interested parties have requested a rehearing of the plan before the MPSC, or its review in the courts. However, management believes the order will be upheld.

CAPITAL RESOURCES AND LIQUIDITY

                                                                 SIX MONTHS
                                                               ENDED JUNE 30,
                                                              -----------------
                                                               1998      1997
                                                              -------    ----
CASH AND CASH EQUIVALENTS (in Millions)
Cash Flow Provided From (Used For):
  Operating activities......................................  $ 275.2   $ 325.0
  Financing activities......................................     62.1     156.3
  Investing activities......................................   (295.8)   (361.7)
                                                              -------   -------
Net Increase in Cash and Cash Equivalents...................  $  41.5   $ 119.6
                                                              =======   =======

OPERATING ACTIVITIES
MCN's cash flow from operating activities decreased $49.8 million during the 1998 six-month period as compared to the same 1997 period. The decrease was due primarily to an increase in working capital requirements.

FINANCING ACTIVITIES
MCN's cash flow from financing activities decreased $94.2 million during the 1998 six-month period as compared to the same 1997 period. The decrease reflects the issuance of more debt and equity securities, net of retirements, in the 1997 period than in 1998. A summary of MCN's significant financing activities and financing plans during 1998 follows.

MCN issues new shares of common stock pursuant to its Dividend Reinvestment and Stock Purchase Plan and various employee benefit plans. MCN anticipates that during 1998 the issuance of new shares of common stock pursuant to these plans will generate approximately $20 million. During the first six months of 1998, issuances under these plans generated proceeds of $10.4 million.

During June 1998, MCN retired early the $100 million of 6.31% Private Institutional Trust Securities because it determined other forms of financing provide greater flexibility. Management anticipates the issuance of $100 million of preferred securities in the third quarter of 1998.

DIVERSIFIED ENERGY
In March 1998, Diversified Energy issued MandatOry Par Put Remarketed Securities(SM) (MOPPRS(SM)) generating net proceeds of $204.6 million. In April 1998, Diversified Energy also issued REset Put Securities (REPS(SM)) generating net proceeds of $101.1 million (Note 5a). Proceeds from these issuances were used to reduce short-term debt incurred by the Diversified Energy group to fund capital investments and for general corporate purposes.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

During April 1998, MCNIC Oil & Gas Company, a subsidiary of MCNIC, retired early a $100 million five-year term loan because it determined that other forms of debt financing provide greater flexibility and lower costs.

In July 1998, MCNIC renewed its credit lines, which now allow for borrowings of up to $200 million under a 364-day revolving credit facility and up to $200 million under a three-year revolving credit facility. These facilities support MCNIC's $400 million commercial paper program, which is used to finance capital investments of the Diversified Energy group and working capital requirements of its gas marketing operations. During the first six months of 1998, MCNIC issued $185.1 million of commercial paper, leaving a balance of $332.4 million outstanding as of June 30, 1998 under this program.

GAS DISTRIBUTION
Cash and cash equivalents normally increase and short-term debt is reduced in the first part of each year as gas inventories are depleted and funds are received from winter heating sales. During the latter part of the year, cash and cash equivalents normally decrease as funds are used to finance increases in gas inventories and customer accounts receivable. To meet its seasonal short-term borrowing needs, MichCon normally issues commercial paper that is backed by credit lines with several banks. In July 1998, MichCon renewed its credit lines that allow for borrowings of up to $150 million under a 364-day revolving credit facility and up to $150 million under a three-year revolving credit facility. During the first six months of 1998, MichCon repaid $239.2 million of commercial paper, leaving no borrowings outstanding under this program at June 30, 1998.

In June 1998, MichCon issued Extendable MOPPRS(SM) and Resetable MAndatory Putable/ remarketable Securities (MAPS(SM)) generating net proceeds of $153.1 million (Note 5a). Proceeds from these issuances were used to retire first mortgage bonds, fund capital expenditures and for general corporate purposes.

During the 1998 quarter, MichCon redeemed through a tender offer $89.7 million of long-term debt (Note 5b), and repaid $20 million of first mortgage bonds on its stated maturity date.

INVESTING ACTIVITIES
MCN's cash used for investing activities decreased by $65.9 million in the 1998 six-month period as compared to the same 1997 period. The decrease was due primarily to the strategic sale of E&P properties, joint venture interests and gas production tax credits. Additionally, more acquisitions occurred during 1997 as compared to 1998.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Capital investments equaled $443.7 million in the 1998 six-month period compared to $426.9 million for the same period in 1997. The 1998 investments include significantly higher levels of investments in Pipelines & Processing properties, as well as increased investments in domestic and international power generation projects.

                                                                  6 MONTHS
                                                              ----------------
                                                               1998      1997
                                                              ------    ------
CAPITAL INVESTMENTS (in Millions)
Consolidated Capital Expenditures:
  Diversified Energy........................................  $202.5    $173.9
  Gas Distribution..........................................    75.2      59.1
                                                              ------    ------
                                                               277.7     233.0
                                                              ------    ------
MCN's Share of Joint Venture Capital Expenditures:
  Pipelines & Processing....................................    94.3      42.8
  Energy Marketing, Gas Storage & Electric Power............    11.9       2.4
  Other.....................................................      .5       1.6
                                                              ------    ------
                                                               106.7      46.8
                                                              ------    ------
Acquisitions*...............................................    59.3     147.1
                                                              ------    ------
Total Capital Investments...................................  $443.7    $426.9
                                                              ======    ======

*Includes MCN's share of GTEC debt existing at the date of acquisition (Note 2b)

During the 1998 six-month period, MCN received repayment of a $46 million advance made to a Philippine power producer (Note 2a).

Also in the current six-month period, MCN invested a total of $96.6 million in several Pipelines & Processing and Electric Power ventures. During 1998, MCN received $71.7 million from the sale of certain E&P properties and a 50% interest in the Ada Cogeneration Limited Partnership, as well as from the monetization of gas production tax credits.

OUTLOOK
1998 capital investments budget reduced -- MCN's strategic direction is to grow by investing in a portfolio of energy-related projects. However, as a result of MCN's refocused strategy to exit the exploration part of the E&P business, management has reduced its 1998 capital investments budget to approximately $900 million. For 1998, MCN anticipates investing approximately $200 million in Gas Distribution and the remaining balance in Diversified Energy.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Concluded)

NEW ACCOUNTING PRONOUNCEMENTS

COMPUTER SOFTWARE -- In March 1998, the Accounting Standards Executive Committee (AcSEC) of the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires the capitalization of internal-use software and specifically identifies which costs should be capitalized and which costs should be expensed. The statement is effective for fiscal years beginning after December 15, 1998. Management does not expect the SOP to have a material impact on MCN's financial statements.

START-UP ACTIVITIES -- In April 1998, the AcSEC issued SOP 98-5, "Reporting on the Costs of Start-up Activities." SOP 98-5 requires start-up and organizational costs to be expensed as incurred and is effective for fiscal years beginning after December 15, 1998. Management is currently evaluating the effects of adopting this statement.

DERIVATIVE AND HEDGING ACTIVITIES -- In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective for fiscal years beginning after June 15, 1999. SFAS No. 133 requires all derivatives to be recognized in the balance sheet as either assets or liabilities measured at their fair value and sets forth conditions in which a derivative instrument may be designated as a hedge. The Statement requires that changes in the fair value of derivatives be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to be recorded to other comprehensive income or to offset related results on the hedged item in earnings.

MCN manages commodity price risk and interest rate risk through the use of various derivative instruments and predominantly limits the use of such instruments to hedging activities. The effects of SFAS No. 133 on MCN's financial statements are subject to fluctuations in the market value of hedging contracts which are, in turn, affected by variations in gas and oil prices and in interest rates. Accordingly, management cannot quantify the effects of adopting SFAS No. 133.

FORWARD-LOOKING STATEMENTS

The Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve certain risk and uncertainties as set forth in MCN's 1997 Annual Report on Form 10-K.

AVAILABLE INFORMATION

The following information is available without charge to shareholders and other interested parties: the Annual Report; the Form 10-K Annual Report; the Form 10-Q Quarterly Reports and the Annual and Quarterly Statistical Supplements. To request these publications, shareholders and other interested parties are instructed to contact: MCN Investor Relations, 500 Griswold Street, Detroit, Michigan 48226, (800) 548-4655. Information is also available on MCN's website at http://www.mcnenergy.com.

                     MCN ENERGY GROUP INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF FINANCIAL POSITION (Unaudited)
--------------------------------------------------------------------------------

                                                                        JUNE 30,            DECEMBER 31,
                                                                ------------------------    ------------
                                                                   1998          1997           1997
(in Thousands)                                                  ----------    ----------    ------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents, at cost (which approximates
    market value)...........................................    $   80,999    $  150,084     $   39,495
  Accounts receivable, less allowance for doubtful accounts
    of $14,682, $24,186 and $15,711, respectively...........       318,620       286,364        404,448
  Accrued unbilled revenues.................................        15,725        16,369         93,010
  Gas in inventory (Note 7).................................       114,071        62,896         56,777
  Property taxes assessed applicable to future periods......        44,526        39,228         67,879
  Accrued gas cost recovery revenues........................            --        14,072         12,862
  Other.....................................................        76,972        53,082         54,089
                                                                ----------    ----------     ----------
                                                                   650,913       622,095        728,560
                                                                ----------    ----------     ----------
DEFERRED CHARGES AND OTHER ASSETS
  Investments in debt and equity securities (Notes 2a and
    3b).....................................................        48,967        34,161         97,521
  Deferred swap losses and receivables (Note 8).............        63,123        47,071         51,023
  Deferred postretirement benefit costs.....................           630         2,559            651
  Deferred environmental costs..............................        30,468        30,680         30,234
  Prepaid benefit costs.....................................        88,081        59,223         80,242
  Other.....................................................        91,037        73,557         85,530
                                                                ----------    ----------     ----------
                                                                   322,306       247,251        345,201
                                                                ----------    ----------     ----------
INVESTMENTS IN AND ADVANCES TO JOINT VENTURES
  Pipelines & Processing....................................       429,846       215,122        323,597
  Energy Marketing, Gas Storage & Electric Power............       239,521       167,544        205,286
  Gas Distribution..........................................         8,822         8,069          8,841
  Other.....................................................        19,029        19,702         19,252
                                                                ----------    ----------     ----------
                                                                   697,218       410,437        556,976
                                                                ----------    ----------     ----------
PROPERTY, PLANT AND EQUIPMENT
  Exploration & Production (Note 3a)........................     1,066,673     1,144,628      1,299,301
  Pipelines & Processing....................................       112,138        28,618         47,037
  Gas Distribution..........................................     2,867,494     2,729,303      2,813,434
  Other.....................................................        32,875        20,307         27,002
                                                                ----------    ----------     ----------
                                                                 4,079,180     3,922,856      4,186,774
Less -- Accumulated depreciation and depletion..............     1,562,383     1,409,089      1,488,050
                                                                ----------    ----------     ----------
                                                                 2,516,797     2,513,767      2,698,724
                                                                ----------    ----------     ----------
                                                                $4,187,234    $3,793,550     $4,329,461
                                                                ==========    ==========     ==========
--------------------------------------------------------------------------------------------------------

The notes to the consolidated financial statements are an integral part of this statement.

                     MCN ENERGY GROUP INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF FINANCIAL POSITION (Unaudited)
--------------------------------------------------------------------------------

                                                                        JUNE 30,            DECEMBER 31,
                                                                ------------------------    ------------
                                                                   1998          1997           1997
(in Thousands)                                                  ----------    ----------    ------------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable..........................................    $  298,912    $  199,422     $  326,756
  Notes payable.............................................       149,697         2,452        401,726
  Current portion of long-term debt and capital lease
    obligations.............................................       269,690        30,429         36,878
  Gas inventory equalization (Note 7).......................        15,490        66,679             --
  Federal income, property and other taxes payable..........        86,496        66,948         91,712
  Deferred gas cost recovery revenues.......................        29,139            --             --
  Gas payable...............................................        40,277         3,053          8,317
  Customer deposits.........................................        14,924        12,005         16,382
  Other.....................................................        67,107        75,555        101,630
                                                                ----------    ----------     ----------
                                                                   971,732       456,543        983,401
                                                                ----------    ----------     ----------
DEFERRED CREDITS AND OTHER LIABILITIES
  Accumulated deferred income taxes.........................        43,176       177,412        153,159
  Unamortized investment tax credit.........................        32,109        33,982         33,046
  Tax benefits amortizable to customers.....................       123,444       115,634        123,365
  Deferred swap gains and payables (Note 8).................        50,014        35,696         41,717
  Accrued environmental costs...............................        35,000        35,000         35,000
  Minority interest.........................................        19,166        18,308         19,188
  Other.....................................................       115,498        67,501         69,889
                                                                ----------    ----------     ----------
                                                                   418,407       483,533        475,364
                                                                ----------    ----------     ----------
LONG-TERM DEBT, including capital lease obligations (Note
  5)........................................................     1,405,252     1,219,141      1,212,564
                                                                ----------    ----------     ----------
MCN-OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF
  SUBSIDIARIES HOLDING SOLELY DEBENTURES OF MCN (Note 5b)...       405,428       504,993        505,104
                                                                ----------    ----------     ----------
CONTINGENCIES (Note 9)
COMMON SHAREHOLDERS' EQUITY
  Common stock..............................................           789           779            782
  Additional paid-in capital................................       816,286       788,082        806,997
  Retained earnings.........................................       203,776       362,570        374,807
  Accumulated other comprehensive income (Note 10)..........       (12,148)          (56)        (7,519)
  Yield enhancement, contract and issuance costs............       (22,288)      (22,035)       (22,039)
                                                                ----------    ----------     ----------
                                                                   986,415     1,129,340      1,153,028
                                                                ----------    ----------     ----------
                                                                $4,187,234    $3,793,550     $4,329,461
                                                                ==========    ==========     ==========
--------------------------------------------------------------------------------------------------------

The notes to the consolidated financial statements are an integral part of this statement.

                     MCN ENERGY GROUP INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENT OF INCOME (Unaudited)
--------------------------------------------------------------------------------

                                                    THREE MONTHS ENDED       SIX MONTHS ENDED         TWELVE MONTHS ENDED
                                                         JUNE 30,                JUNE 30,                  JUNE 30,
                                                   --------------------   -----------------------   -----------------------
                                                     1998        1997        1998         1997         1998         1997
(in Thousands, Except Per Share Amounts)           ---------   --------   ----------   ----------   ----------   ----------
OPERATING REVENUES...............................  $ 406,214   $387,925   $1,107,674   $1,176,686   $2,138,855   $2,028,852
                                                   ---------   --------   ----------   ----------   ----------   ----------
OPERATING EXPENSES
  Cost of gas....................................    224,368    200,020      646,160      699,565    1,267,665    1,181,646
  Operation and maintenance......................     91,629     95,265      186,503      193,686      386,158      391,234
  Depreciation, depletion and amortization.......     46,458     45,484       91,247       88,941      183,918      164,613
  Property and other taxes.......................     17,838     19,756       38,713       41,228       72,976       76,239
  Write-down of E&P properties (Note 3a).........    333,022         --      333,022           --      333,022           --
                                                   ---------   --------   ----------   ----------   ----------   ----------
                                                     713,315    360,525    1,295,645    1,023,420    2,243,739    1,813,732
                                                   ---------   --------   ----------   ----------   ----------   ----------
OPERATING INCOME (LOSS)..........................   (307,101)    27,400     (187,971)     153,266     (104,884)     215,120
                                                   ---------   --------   ----------   ----------   ----------   ----------
EQUITY IN EARNINGS OF JOINT VENTURES.............     11,837     10,470       28,598       24,831       59,426       33,813
                                                   ---------   --------   ----------   ----------   ----------   ----------
OTHER INCOME AND (DEDUCTIONS)
  Interest income................................      1,815      2,164        6,163        4,376       12,953        8,461
  Interest on long-term debt.....................    (19,424)   (21,069)     (37,953)     (40,051)     (73,072)     (74,043)
  Other interest expense.........................     (4,822)    (1,894)     (11,663)      (6,624)     (16,322)     (11,053)
  Dividends on preferred securities of
    subsidiaries.................................     (9,230)    (7,329)     (18,984)     (11,558)     (38,516)     (19,225)
  Loss on investment in E&P company (Note 3b)....     (6,135)        --       (6,135)          --       (6,135)          --
  Gains related to DIGP (Note 2c)................         --         --           --           --        2,398        2,896
  Other..........................................        637     (1,055)      12,716        1,613       17,500         (335)
                                                   ---------   --------   ----------   ----------   ----------   ----------
                                                     (37,159)   (29,183)     (55,856)     (52,244)    (101,194)     (93,299)
                                                   ---------   --------   ----------   ----------   ----------   ----------
INCOME (LOSS) BEFORE INCOME TAXES................   (332,423)     8,687     (215,229)     125,853     (146,652)     155,634
INCOME TAX PROVISION (BENEFIT)...................   (122,323)      (389)     (85,639)      35,008      (68,523)      36,481
                                                   ---------   --------   ----------   ----------   ----------   ----------
NET INCOME (LOSS)................................  $(210,100)  $  9,076   $ (129,590)  $   90,845   $  (78,129)  $  119,153
                                                   =========   ========   ==========   ==========   ==========   ==========
EARNINGS (LOSS) PER SHARE (Note 4)
  Basic..........................................  $   (2.67)  $    .13   $    (1.65)  $     1.34   $    (1.00)  $     1.77
                                                   =========   ========   ==========   ==========   ==========   ==========
  Diluted........................................  $   (2.67)  $    .13   $    (1.65)  $     1.30   $    (1.00)  $     1.74
                                                   =========   ========   ==========   ==========   ==========   ==========
AVERAGE COMMON SHARES OUTSTANDING
  Basic..........................................     78,758     68,179       78,563       67,865       78,303       67,507
                                                   =========   ========   ==========   ==========   ==========   ==========
  Diluted........................................     78,758     69,104       78,563       71,324       78,303       69,672
                                                   =========   ========   ==========   ==========   ==========   ==========
DIVIDENDS DECLARED PER SHARE.....................  $   .2550   $  .2425   $    .5100   $    .4850   $   1.0075   $    .9600
                                                   =========   ========   ==========   ==========   ==========   ==========
---------------------------------------------------------------------------------------------------------------------------

            CONSOLIDATED STATEMENT OF RETAINED EARNINGS (Unaudited)
--------------------------------------------------------------------------------

                                                    THREE MONTHS ENDED       SIX MONTHS ENDED         TWELVE MONTHS ENDED
                                                         JUNE 30,                JUNE 30,                  JUNE 30,
                                                   --------------------   -----------------------   -----------------------
                                                     1998        1997        1998         1997         1998         1997
(in Thousands)                                     ---------   --------   ----------   ----------   ----------   ----------
BALANCE -- BEGINNING OF PERIOD...................  $ 434,862   $370,361   $  374,807   $  305,352   $  362,570   $  309,467
ADD -- NET INCOME (LOSS).........................   (210,100)     9,076     (129,590)      90,845      (78,129)     119,153
                                                   ---------   --------   ----------   ----------   ----------   ----------
                                                     224,762    379,437      245,217      396,197      284,441      428,620
DEDUCT -- CASH DIVIDENDS DECLARED ON COMMON
  STOCK..........................................     20,986     16,499       41,178       32,832       81,196       64,717
         OTHER...................................         --        368          263          795         (531)       1,333
                                                   ---------   --------   ----------   ----------   ----------   ----------
BALANCE -- END OF PERIOD.........................  $ 203,776   $362,570   $  203,776   $  362,570   $  203,776   $  362,570
                                                   =========   ========   ==========   ==========   ==========   ==========
---------------------------------------------------------------------------------------------------------------------------

The notes to the consolidated financial statements are an integral part of these statements.

                     MCN ENERGY GROUP INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
--------------------------------------------------------------------------------

                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                              ---------------------
                                                                1998        1997
(in Thousands)                                                ---------   ---------
CASH FLOW FROM OPERATING ACTIVITIES
  Net income (loss).........................................  $(129,590)  $  90,845
  Adjustments to reconcile net income (loss) to net cash
    provided from operating activities
    Depreciation, depletion and amortization
      Per statement of income...............................     91,247      88,941
      Charged to other accounts.............................      4,020       3,756
    Loss on E&P properties and investments, net of taxes
     (Note 3)...............................................    220,452          --
    Deferred income taxes -- current........................    (11,994)    (18,552)
    Deferred income taxes and investment tax credit, net....     10,356      25,775
    Equity in earnings of joint ventures, net of
     distributions..........................................    (17,715)     (4,127)
    Other...................................................     (4,798)       (971)
    Changes in assets and liabilities, exclusive of changes
     shown separately.......................................    113,242     139,294
                                                              ---------   ---------
      Net cash provided from operating activities...........    275,220     324,961
                                                              ---------   ---------
CASH FLOW FROM FINANCING ACTIVITIES
  Notes payable, net........................................   (161,672)   (331,274)
  Dividends paid............................................    (41,178)    (32,832)
  Issuance of common stock..................................     10,374     286,018
  Issuance of preferred securities..........................         --     326,521
  Issuance of long-term debt (Note 5a)......................    460,161     273,241
  Long-term commercial paper, net...........................    109,643    (261,822)
  Retirement of long-term debt and preferred securities
    (Note 5b)...............................................   (323,454)   (102,969)
  Other.....................................................      8,243        (532)
                                                              ---------   ---------
      Net cash provided from financing activities...........     62,117     156,351
                                                              ---------   ---------
CASH FLOW FROM INVESTING ACTIVITIES
  Capital expenditures......................................   (277,655)   (232,764)
  Acquisitions (Note 2).....................................    (36,731)   (105,133)
  Investment in debt and equity securities, net (Note 2a)...     44,241       1,421
  Investment in joint ventures..............................    (96,647)    (40,758)
  Sale of property, joint venture interests and tax
    credits.................................................     81,026          --
  Return of investment in joint ventures....................      4,801       4,000
  Other.....................................................    (14,868)     11,544
                                                              ---------   ---------
      Net cash used for investing activities................   (295,833)   (361,690)
                                                              ---------   ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS...................     41,504     119,622
CASH AND CASH EQUIVALENTS, JANUARY 1........................     39,495      30,462
                                                              ---------   ---------
CASH AND CASH EQUIVALENTS, JUNE 30..........................  $  80,999   $ 150,084
                                                              =========   =========
CHANGES IN ASSETS AND LIABILITIES, EXCLUSIVE OF CHANGES
  SHOWN SEPARATELY
  Accounts receivable, net..................................  $  74,008   $  74,606
  Accrued unbilled revenues.................................     77,285      92,140
  Accrued/deferred gas cost recovery revenues...............     42,001      13,600
  Gas in inventory..........................................    (57,294)     16,265
  Accounts payable..........................................    (36,295)   (118,500)
  Federal income, property and other taxes payable..........     (5,188)    (30,698)
  Gas inventory equalization................................     15,490      66,679
  Prepaid/accrued benefit costs.............................     (7,818)      3,025
  Other current assets and liabilities......................     20,943      21,315
  Deferred assets and liabilities...........................     (9,890)        862
                                                              ---------   ---------
                                                              $ 113,242   $ 139,294
                                                              =========   =========
SUPPLEMENTAL DISCLOSURES
  Cash paid during the year for:
    Interest, net of amounts capitalized....................  $  47,166   $  40,966
    Federal income taxes....................................     11,700      22,500

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

2. ACQUISITIONS, INVESTMENTS AND DISPOSITIONS

     A. PHILIPPINE INVESTMENT
     In 1997, MCN advanced approximately $46,000,000 to an independent power producer to fund power generation projects under development in the Philippines. This investment was originally structured as an interest-bearing loan with the possibility of being converted into an equity interest in the independent power producer. Contract negotiations were concluded in March 1998 when MCN received the total amount of its advance, plus accrued interest.

     B. TORRENT POWER LIMITED
     In 1997, MCN acquired a 40% interest in the common equity of Torrent Power Limited (TPL), an Indian joint venture that holds minority interests in electric distribution companies and power generation facilities located in the state of Gujarat, India. In March 1998, MCN paid approximately $5,600,000 representing the remaining amount due on its initial acquisition commitment. Also in March 1998, MCN acquired preference shares in TPL for approximately $7,600,000 to fund TPL's additional 4.7% investment in Gujarat Torrent Energy Corporation (GTEC). GTEC is a company formed to build, own and operate a 655 MW dual-fuel facility that has begun generating electricity and is scheduled to be fully operational later in 1998.

     C. DAUPHIN ISLAND GATHERING PARTNERS
     As discussed in MCN's 1997 Annual Report on Form 10-K, MCN sold 64% of its 99% interest in Dauphin Island Gathering Partners (DIGP) in a series of transactions during 1996. The transactions resulted in pre-tax gains totaling $8,782,000, of which $2,398,000 was deferred until 1997 when a related option agreement expired unexercised. DIGP is a general partnership that owns a natural gas gathering system in the Gulf of Mexico.

3. LOSS ON EXPLORATION & PRODUCTION (E&P) PROPERTIES AND INVESTMENTS

     A. WRITE-DOWN OF E&P PROPERTIES
     During the second quarter of 1998, MCN recognized a $333,022,000 pre-tax ($216,465,000 net of taxes), write-down of its gas and oil properties under the full cost method of accounting, due primarily to lower gas and oil prices and the under-performance of certain exploration properties. Gas and oil prices have historically been impacted by temporary declines in such prices. Under the full cost method of accounting as prescribed by the Securities and Exchange Commission, MCN's capitalized exploration and production costs at June 30, 1998 exceeded the full cost "ceiling," resulting in the excess being written off to income. The ceiling is the sum of discounted future net cash flows from the production of proved gas and oil reserves, and the lower of cost or estimated fair value of unproved properties, net of related income tax effects. Future net cash flows are required to be estimated based on end-of-quarter prices and costs, unless contractual arrangements exist, even if any price decline is temporary. A significant portion of the write-down is due to lower-than-expected exploratory drilling results.

     B. LOSS ON INVESTMENT IN E&P COMPANY
     During the second quarter of 1998, MCN recognized a $6,135,000 pre-tax ($3,987,000 net of taxes), loss from the write-down of an investment in the common stock of an E&P company. The loss is due to a decline in the fair value of the securities which is not considered temporary.

4. EARNINGS PER SHARE COMPUTATION

As discussed in MCN's 1997 Annual Report on Form 10-K, MCN adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" which requires the presentation of basic earnings per share (EPS) and diluted EPS. Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS assumes the issuance of potential dilutive common shares outstanding during the period and adjusts for changes in income and the repurchase of common shares that would have occurred from the assumed issuance. A reconciliation of both calculations follows:

                                                                         WEIGHTED
                                                                         AVERAGE            EARNINGS
                                                                          COMMON             (LOSS)
                                             NET INCOME (LOSS)            SHARES            PER SHARE
                                           ----------------------    ----------------    ---------------
                                             1998         1997        1998      1997      1998     1997
                                           ---------    ---------    ------    ------    ------    -----
(in Thousands, Except Per Share
  Amounts)
THREE MONTHS ENDED JUNE 30
  Basic EPS............................    $(210,100)   $   9,076    78,758    68,179    $(2.67)   $ .13
                                                                                         ------    -----
  Effect of Dilutive Securities:
     FELINE PRIDES.....................           --           --        --        --
     Enhanced PRIDES...................           --           57        --       250
     Stock-based compensation plans....           --           --        --       675
                                           ---------    ---------    ------    ------
  Diluted EPS..........................    $(210,100)   $   9,133    78,758    69,104    $(2.67)   $ .13
                                           =========    =========    ======    ======    ------    -----
SIX MONTHS ENDED JUNE 30
  Basic EPS............................    $(129,590)   $  90,845    78,563    67,865    $(1.65)   $1.34
                                                                                         ------    -----
  Effect of Dilutive Securities:
     FELINE PRIDES.....................           --        1,675        --     2,395
     Enhanced PRIDES...................           --          123        --       348
     Stock-based compensation plans....           --           --        --       716
                                           ---------    ---------    ------    ------
  Diluted EPS..........................    $(129,590)   $  92,643    78,563    71,324    $(1.65)   $1.30
                                           =========    =========    ======    ======    ------    -----
TWELVE MONTHS ENDED JUNE 30
  Basic EPS............................    $ (78,129)   $ 119,153    78,303    67,507    $(1.00)   $1.77
                                                                                         ------    -----
  Effect of Dilutive Securities:
     FELINE PRIDES.....................           --        1,675        --     1,197
     Enhanced PRIDES...................           --          196        --       215
     Stock-based compensation plans....           --           --        --       753
                                           ---------    ---------    ------    ------
  Diluted EPS..........................    $ (78,129)   $ 121,024    78,303    69,672    $(1.00)   $1.74
                                           =========    =========    ======    ======    ------    -----

5. CAPITALIZATION

     A. ISSUANCES OF LONG-TERM DEBT

     Diversified Energy -- In 1998, MCN Investment Corporation (MCNIC) issued $100,000,000 of 6.3% MandatOry Par Put Remarketed Securities(SM) (MOPPRS(SM)) due April 2011 (2011 MOPPRS), and $100,000,000 of 6.35% MOPPRS due April 2012 (2012 MOPPRS). Also in 1998, MCNIC issued $100,000,000 of 6.375% REset Put Securities (REPS(SM)) due April 2008. The securities are senior unsecured obligations of MCNIC and are subject to a support agreement between MCN and MCNIC, under which MCN will provide funds to MCNIC to make payments of interest and principal in the event of default by MCNIC.

     The 2011 MOPPRS, 2012 MOPPRS and REPS are structured such that at a specified future remarketing date the remarketing agents may elect to remarket the securities whereby the annual interest rate will be reset. MCNIC received option premiums in return for the remarketing options. If the remarketing agents elect not to remarket the securities, MCNIC will be required to repurchase the securities at their principal amounts. The option premiums received, net of financing costs incurred, totaled $5,709,000, and are being amortized to income over the life of the debt. The remarketing date is April 2, 2001 for the 2011 MOPPRS, April 2, 2002 for the 2012 MOPPRS and April 1, 2003 for the REPS.

     Gas Distribution -- In June 1998, MichCon issued $75,000,000 of 6.2% Resetable MAndatory Putable/remarketable Securities(SM) (MAPS(SM)) due June 2038, and $75,000,000 of 6.45% Extendable MOPPRS due June 2038 (2038
     MOPPRS). The MAPS and 2038 MOPPRS are "fall-away mortgage" debt, and as such, are secured debt as long as MichCon's current first mortgage bonds are outstanding and become senior unsecured debt thereafter.

     The MAPS and 2038 MOPPRS are structured such that the interest rates of the issues can be reset at various remarketing dates over the life of the debt. The initial remarketing date is June 30, 2003 for the MAPS and June 30, 2008 for the 2038 MOPPRS. MichCon received option premiums in return for granting options to the underwriters to reset the interest rate for a period of ten years at the initial remarketing date. The option premiums received for the MAPS and 2038 MOPPRS, net of financing costs incurred, totaled $3,052,000. The option premiums are being amortized to income over the initial interest and corresponding option periods. If the underwriters elect not to exercise their reset option, the MAPS and 2038 MOPPRS become subject to a remarketing feature. If MichCon and the remarketing agent cannot agree on an interest rate or the remarketing agent is unable to remarket the securities, MichCon will be required to repurchase the MAPS and 2038 MOPPRS at their principal amounts.

     B. REDEMPTIONS OF PREFERRED SECURITIES AND LONG-TERM DEBT

     In June 1998, MCN Financing V, a wholly owned business trust of MCN, redeemed $100,000,000 of 6.3% Private Institutional Trust Securities. During April 1998, MCNIC Oil & Gas Company, a subsidiary of MCNIC, retired early a $100,000,000 five-year term loan. During the second quarter of 1998, MichCon redeemed through a tender offer $37,000,000 of the outstanding $55,000,000 balance of 9.125% first mortgage bonds due 2004, and $52,686,000 of the outstanding $70,000,000 balance of 8% first mortgage bonds due 2002.

6. LINES OF CREDIT

As discussed in MCN's 1997 Annual Report on Form 10-K, MCNIC and MichCon maintain credit lines totaling $700,000,000 to support their commercial paper programs. In July 1998, MCNIC renewed its credit lines that now allow for borrowings of up to $200,000,000 under a 364-day revolving credit facility and up to $200,000,000 under a three-year revolving credit facility. Also in July 1998, MichCon renewed its credit lines that allow for borrowings of up to $150,000,000 under a 364-day revolving credit facility and up to $150,000,000 under a three-year revolving credit facility.

7. GAS IN INVENTORY

Inventory gas is priced on a last-in, first-out (LIFO) basis. In anticipation that interim inventory reductions will be replaced prior to year end, the cost of gas for net withdrawals from inventory is generally recorded at the estimated average purchase rate for the calendar year. The excess of these changes over the LIFO cost is credited to the gas inventory equalization account. During interim periods when there are net injections to inventory, the equalization account is reversed. Approximately 90.7 billion cubic feet (Bcf) and 51.2 Bcf of gas was in inventory at June 30, 1998 and 1997, respectively.

8. COMMODITY SWAP AGREEMENTS

MCN's Diversified Energy and Gas Distribution groups manage commodity price risk through the use of various derivative instruments and predominately limit the use of such instruments to hedging activities. If MCN did not use derivative instruments, its exposure to such risk would be higher. Although this strategy reduces risk, it also limits potential gains from favorable changes in commodity prices. Natural gas and oil swap agreements are used to manage exposure to the risk of market price fluctuations on gas sale contracts, gas purchase commitments and gas and oil production. Market value changes of swap contracts are recorded as deferred gains or losses until the hedged transactions are completed, at which time the realized gains or losses are included as adjustments to revenues or the cost of purchased gas. The offsets to the unrealized losses are recorded as deferred payables, and the offsets to the unrealized gains are recorded as deferred receivables. The following assets and liabilities related to the use of gas and oil swap agreements are reflected in the Consolidated Statement of Financial Position:

                                                                 JUNE 30,            DECEMBER 31,
                                                           --------------------      ------------
                                                            1998         1997            1997
(in Thousands)                                             -------      -------      ------------
DEFERRED SWAP LOSSES AND RECEIVABLES
  Unrealized losses......................................  $55,042      $24,890        $34,736
  Receivables............................................    8,786       22,181         16,683
                                                           -------      -------        -------
                                                            63,828       47,071         51,419
  Less -- Current portion................................      705           --            396
                                                           -------      -------        -------
                                                           $63,123      $47,071        $51,023
                                                           =======      =======        =======
DEFERRED SWAP GAINS AND PAYABLES
  Unrealized gains.......................................  $ 5,626      $18,504        $15,005
  Payables...............................................   62,545       33,420         41,164
                                                           -------      -------        -------
                                                            68,171       51,924         56,169
  Less -- Current portion................................   18,157       16,228         14,452
                                                           -------      -------        -------
                                                           $50,014      $35,696        $41,717
                                                           =======      =======        =======

9. CONTINGENCIES

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

10. COMPREHENSIVE INCOME

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

                                   THREE MONTHS ENDED       SIX MONTHS ENDED      TWELVE MONTHS ENDED
                                        JUNE 30,                JUNE 30,                JUNE 30,
                                   -------------------    --------------------    --------------------
                                     1998        1997       1998        1997        1998        1997
(in Thousands)                     ---------    ------    ---------    -------    --------    --------
Net income (loss)................  $(210,100)   $9,076    $(129,590)   $90,845    $(78,129)   $119,153
                                   ---------    ------    ---------    -------    --------    --------
Other comprehensive income
  (loss), net of taxes:
  Foreign currency translation
     adjustment..................     (5,314)        5       (5,813)       (13)    (12,092)        (22)
                                   ---------    ------    ---------    -------    --------    --------
  Unrealized losses on
     securities:
     Unrealized losses during
       period....................     (1,736)       --       (2,803)        --      (3,987)         --
     Less: Reclassification for
       losses recognized in net
       income....................      3,987        --        3,987         --       3,987          --
                                   ---------    ------    ---------    -------    --------    --------
                                       2,251        --        1,184         --          --          --
                                   ---------    ------    ---------    -------    --------    --------
Total other comprehensive income
  (loss), net of taxes...........     (3,063)        5       (4,629)       (13)    (12,092)        (22)
                                   ---------    ------    ---------    -------    --------    --------
Total comprehensive income
  (loss).........................  $(213,163)   $9,081    $(134,219)   $90,832    $(90,221)   $119,131
                                   =========    ======    =========    =======    ========    ========

11. CONSOLIDATING FINANCIAL STATEMENTS

Debt securities issued by MCNIC are subject to a support agreement between MCN and MCNIC, under which MCN has committed to make payments of interest and principal on MCNIC's securities in the event of failure to pay by MCNIC. Under the terms of the support agreement, the assets of MCN, other than MichCon, and any cash dividends paid to MCN by any of its subsidiaries are available as recourse to holders of MCNIC's securities. The carrying value of MCN's assets on an unconsolidated basis, primarily investments in its subsidiaries other than MichCon, is $764,255,000 at June 30, 1998.

The following MCN consolidating financial statements are presented and include separately MCNIC, MichCon and MCN and other subsidiaries. MCN has determined that separate financial statements and other disclosures concerning MCNIC are not material to investors. The other MCN subsidiaries represent Citizens Gas Fuel Company, MCN Michigan Limited Partnership, MCN Financing I, MCN Financing III, MCN Financing V, MCN Financing VI, and Blue Lake Holdings, Inc. (until December 31, 1997).

                 CONSOLIDATING STATEMENTS OF INCOME (Unaudited)

                                                        MCN                               ELIMINATIONS
                                                     AND OTHER                                AND        CONSOLIDATED
                                                    SUBSIDIARIES     MCNIC     MICHCON     RECLASSES        TOTAL
                                                    ------------     -----     -------    ------------   ------------
                                                                    THREE MONTHS ENDED JUNE 30, 1998
(in Thousands)                                      -----------------------------------------------------------------
OPERATING REVENUES................................   $   2,487     $ 233,228   $172,787     $ (2,288)     $ 406,214
                                                     ---------     ---------   --------     --------      ---------
OPERATING EXPENSES
  Cost of gas.....................................       1,322       167,074     57,512       (1,540)       224,368
  Operation and maintenance.......................         100        30,409     61,868         (748)        91,629
  Depreciation, depletion and amortization........         693        22,273     23,492           --         46,458
  Property and other taxes........................         538         3,347     13,953           --         17,838
  Write-down of E&P properties....................          --       333,022         --           --        333,022
                                                     ---------     ---------   --------     --------      ---------
                                                         2,653       556,125    156,825       (2,288)       713,315
                                                     ---------     ---------   --------     --------      ---------
OPERATING INCOME (LOSS)...........................        (166)     (322,897)    15,962           --       (307,101)
                                                     ---------     ---------   --------     --------      ---------
EQUITY IN EARNINGS (LOSSES) OF JOINT VENTURES AND
  SUBSIDIARIES....................................    (209,940)       11,859        361      209,557         11,837
                                                     ---------     ---------   --------     --------      ---------
OTHER INCOME AND (DEDUCTIONS)
  Interest income.................................       9,527           971        822       (9,505)         1,815
  Interest on long-term debt......................         162        (9,073)   (10,513)          --        (19,424)
  Other interest expense..........................        (210)      (12,163)    (1,891)       9,442         (4,822)
  Dividends on preferred securities of
    subsidiaries..................................          --            --         --       (9,230)        (9,230)
  Loss on investment in E&P company...............          --        (6,135)        --           --         (6,135)
  Other...........................................        (541)          991        187           --            637
                                                     ---------     ---------   --------     --------      ---------
                                                         8,938       (25,409)   (11,395)      (9,293)       (37,159)
                                                     ---------     ---------   --------     --------      ---------
INCOME (LOSS) BEFORE INCOME TAXES.................    (201,168)     (336,447)     4,928      200,264       (332,423)
INCOME TAX PROVISION (BENEFIT)....................        (360)     (123,877)     1,914           --       (122,323)
                                                     ---------     ---------   --------     --------      ---------
NET INCOME (LOSS).................................    (200,808)     (212,570)     3,014      200,264       (210,100)
DIVIDENDS ON PREFERRED SECURITIES.................       9,230            --         --       (9,230)            --
                                                     ---------     ---------   --------     --------      ---------
NET INCOME (LOSS) AVAILABLE FOR COMMON STOCK......   $(210,038)    $(212,570)  $  3,014     $209,494      $(210,100)
                                                     =========     =========   ========     ========      =========

                                                                    THREE MONTHS ENDED JUNE 30, 1997
                                                    -----------------------------------------------------------------
OPERATING REVENUES................................   $   3,153     $ 177,187   $209,800     $ (2,215)     $ 387,925
                                                     ---------     ---------   --------     --------      ---------
OPERATING EXPENSES
  Cost of gas.....................................       1,616       117,061     83,031       (1,688)       200,020
  Operation and maintenance.......................         602        25,796     69,394         (527)        95,265
  Depreciation, depletion and amortization........         575        18,485     26,424           --         45,484
  Property and other taxes........................         331         3,284     16,141           --         19,756
                                                     ---------     ---------   --------     --------      ---------
                                                         3,124       164,626    194,990       (2,215)       360,525
                                                     ---------     ---------   --------     --------      ---------
OPERATING INCOME..................................          29        12,561     14,810           --         27,400
                                                     ---------     ---------   --------     --------      ---------
EQUITY IN EARNINGS OF JOINT VENTURES AND
  SUBSIDIARIES....................................      10,335         9,324        331       (9,520)        10,470
                                                     ---------     ---------   --------     --------      ---------
OTHER INCOME AND (DEDUCTIONS)
  Interest income.................................       7,574           845      1,277       (7,532)         2,164
  Interest on long-term debt......................          71        (9,566)   (11,574)          --        (21,069)
  Other interest expense..........................        (268)       (7,300)    (1,858)       7,532         (1,894)
  Dividends on preferred securities of
    subsidiaries..................................          --            --         --       (7,329)        (7,329)
  Other...........................................          29          (185)      (899)          --         (1,055)
                                                     ---------     ---------   --------     --------      ---------
                                                         7,406       (16,206)   (13,054)      (7,329)       (29,183)
                                                     ---------     ---------   --------     --------      ---------
INCOME BEFORE INCOME TAXES........................      17,770         5,679      2,087      (16,849)         8,687
INCOME TAX PROVISION (BENEFIT)....................         624        (2,169)     1,156           --           (389)
                                                     ---------     ---------   --------     --------      ---------
NET INCOME........................................      17,146         7,848        931      (16,849)         9,076
DIVIDENDS ON PREFERRED SECURITIES.................       7,329            --         --       (7,329)            --
                                                     ---------     ---------   --------     --------      ---------
NET INCOME AVAILABLE FOR COMMON STOCK.............   $   9,817     $   7,848   $    931     $ (9,520)     $   9,076
                                                     =========     =========   ========     ========      =========

                 CONSOLIDATING STATEMENTS OF INCOME (Unaudited)

                                                             MCN                               ELIMINATIONS
                                                          AND OTHER                                AND        CONSOLIDATED
                                                         SUBSIDIARIES     MCNIC     MICHCON     RECLASSES        TOTAL
                                                         ------------     -----     -------    ------------   ------------
                                                                          SIX MONTHS ENDED JUNE 30, 1998
(in Thousands)                                           -----------------------------------------------------------------
OPERATING REVENUES.....................................   $   8,669     $ 505,082   $602,014    $  (8,091)     $1,107,674
                                                          ---------     ---------   --------    ---------      ----------
OPERATING EXPENSES
  Cost of gas..........................................       4,443       371,351    275,101       (4,735)        646,160
  Operation and maintenance............................         240        65,529    124,090       (3,356)        186,503
  Depreciation, depletion and amortization.............       1,339        43,971     45,937           --          91,247
  Property and other taxes.............................       1,171         6,287     31,255           --          38,713
  Write-down of E&P properties.........................          --       333,022         --           --         333,022
                                                          ---------     ---------   --------    ---------      ----------
                                                              7,193       820,160    476,383       (8,091)      1,295,645
                                                          ---------     ---------   --------    ---------      ----------
OPERATING INCOME (LOSS)................................       1,476      (315,078)   125,631           --        (187,971)
                                                          ---------     ---------   --------    ---------      ----------
EQUITY IN EARNINGS (LOSSES) OF JOINT VENTURES AND
  SUBSIDIARIES.........................................    (130,687)       28,166        950      130,169          28,598
                                                          ---------     ---------   --------    ---------      ----------
OTHER INCOME AND (DEDUCTIONS)
  Interest income......................................      19,572         4,165      1,934      (19,508)          6,163
  Interest on long-term debt...........................         403       (15,637)   (22,719)          --         (37,953)
  Other interest expense...............................        (659)      (25,403)    (5,148)      19,547         (11,663)
  Dividends on preferred securities of subsidiaries....          --            --         --      (18,984)        (18,984)
  Loss on investment in E&P company....................          --        (6,135)                                 (6,135)
  Other................................................        (507)       13,660       (437)          --          12,716
                                                          ---------     ---------   --------    ---------      ----------
                                                             18,809       (29,350)   (26,370)     (18,945)        (55,856)
                                                          ---------     ---------   --------    ---------      ----------
INCOME (LOSS) BEFORE INCOME TAXES......................    (110,402)     (316,262)   100,211      111,224        (215,229)
INCOME TAX PROVISION (BENEFIT).........................         244      (121,416)    35,533           --         (85,639)
                                                          ---------     ---------   --------    ---------      ----------
NET INCOME (LOSS)......................................    (110,646)     (194,846)    64,678      111,224        (129,590)
DIVIDENDS ON PREFERRED SECURITIES......................      18,984            --         --      (18,984)             --
                                                          ---------     ---------   --------    ---------      ----------
NET INCOME (LOSS) AVAILABLE FOR COMMON STOCK...........   $(129,630)    $(194,846)  $ 64,678    $ 130,208      $ (129,590)
                                                          =========     =========   ========    =========      ==========

                                                                          SIX MONTHS ENDED JUNE 30, 1997
                                                         -----------------------------------------------------------------
OPERATING REVENUES.....................................   $  10,090     $ 437,341   $737,245    $  (7,990)     $1,176,686
                                                          ---------     ---------   --------    ---------      ----------
OPERATING EXPENSES
  Cost of gas..........................................       5,429       313,378    386,304       (5,546)        699,565
  Operation and maintenance............................         656        51,975    143,499       (2,444)        193,686
  Depreciation, depletion and amortization.............       1,127        35,889     51,925           --          88,941
  Property and other taxes.............................       1,029         6,264     33,935           --          41,228
                                                          ---------     ---------   --------    ---------      ----------
                                                              8,241       407,506    615,663       (7,990)      1,023,420
                                                          ---------     ---------   --------    ---------      ----------
OPERATING INCOME.......................................       1,849        29,835    121,582           --         153,266
                                                          ---------     ---------   --------    ---------      ----------
EQUITY IN EARNINGS OF JOINT VENTURES AND
  SUBSIDIARIES.........................................      91,982        22,484        641      (90,276)         24,831
                                                          ---------     ---------   --------    ---------      ----------
OTHER INCOME AND (DEDUCTIONS)
  Interest income......................................      11,922         1,814      2,486      (11,846)          4,376
  Interest on long-term debt...........................         212       (17,949)   (22,314)          --         (40,051)
  Other interest expense...............................        (498)      (13,223)    (4,749)      11,846          (6,624)
  Dividends on preferred securities of subsidiaries....          --            --         --      (11,558)        (11,558)
  Other................................................         (27)        2,676     (1,036)          --           1,613
                                                          ---------     ---------   --------    ---------      ----------
                                                             11,609       (26,682)   (25,613)     (11,558)        (52,244)
                                                          ---------     ---------   --------    ---------      ----------
INCOME BEFORE INCOME TAXES.............................     105,440        25,637     96,610     (101,834)        125,853
INCOME TAX PROVISION (BENEFIT).........................       1,566           (44)    33,486           --          35,008
                                                          ---------     ---------   --------    ---------      ----------
NET INCOME.............................................     103,874        25,681     63,124     (101,834)         90,845
DIVIDENDS ON PREFERRED SECURITIES......................      11,558            --         --      (11,558)             --
                                                          ---------     ---------   --------    ---------      ----------
NET INCOME AVAILABLE FOR COMMON STOCK..................   $  92,316     $  25,681   $ 63,124    $ (90,276)     $   90,845
                                                          =========     =========   ========    =========      ==========

                 CONSOLIDATING STATEMENTS OF INCOME (Unaudited)

                                                           MCN AND                                ELIMINATIONS
                                                            OTHER                                     AND        CONSOLIDATED
                                                         SUBSIDIARIES     MCNIC       MICHCON      RECLASSES        TOTAL
                                                         ------------   ----------   ----------   ------------   ------------
                                                                          TWELVE MONTHS ENDED JUNE 30, 1998
(in Thousands)                                           --------------------------------------------------------------------
OPERATING REVENUES.....................................    $ 16,186     $1,019,010   $1,118,448    $ (14,789)     $2,138,855
                                                           --------     ----------   ----------    ---------      ----------
OPERATING EXPENSES
  Cost of gas..........................................       8,763        747,155      521,026       (9,279)      1,267,665
  Operation and maintenance............................       1,865        126,572      263,231       (5,510)        386,158
  Depreciation, depletion and amortization.............       2,491         83,712       97,715           --         183,918
  Property and other taxes.............................       1,821         13,091       58,064           --          72,976
  Write-down of E&P properties.........................          --        333,022           --           --         333,022
                                                           --------     ----------   ----------    ---------      ----------
                                                             14,940      1,303,552      940,036      (14,789)      2,243,739
                                                           --------     ----------   ----------    ---------      ----------
OPERATING INCOME (LOSS)................................       1,246       (284,542)     178,412           --        (104,884)
                                                           --------     ----------   ----------    ---------      ----------
EQUITY IN EARNINGS (LOSSES) OF JOINT VENTURES AND
  SUBSIDIARIES.........................................     (77,835)        58,038        1,508       77,715          59,426
                                                           --------     ----------   ----------    ---------      ----------
OTHER INCOME AND (DEDUCTIONS)
  Interest income......................................      40,507          8,729        4,107      (40,390)         12,953
  Interest on long-term debt...........................         599        (27,740)     (45,931)          --         (73,072)
  Other interest expense...............................      (1,414)       (46,562)      (9,063)      40,717         (16,322)
  Dividends on preferred securities of subsidiaries....          --             --           --      (38,516)        (38,516)
  Loss on investment in E&P company....................          --         (6,135)          --           --          (6,135)
  Gains related to DIGP................................          --          2,398           --           --           2,398
  Other................................................        (406)        18,653         (747)          --          17,500
                                                           --------     ----------   ----------    ---------      ----------
                                                             39,286        (50,657)     (51,634)     (38,189)       (101,194)
                                                           --------     ----------   ----------    ---------      ----------
INCOME (LOSS) BEFORE INCOME TAXES......................     (37,303)      (277,161)     128,286       39,526        (146,652)
INCOME TAX PROVISION (BENEFIT).........................       1,251       (117,486)      47,712           --         (68,523)
                                                           --------     ----------   ----------    ---------      ----------
NET INCOME (LOSS)......................................     (38,554)      (159,675)      80,574       39,526         (78,129)
DIVIDENDS ON PREFERRED SECURITIES......................      38,516             --           --      (38,516)             --
                                                           --------     ----------   ----------    ---------      ----------
NET INCOME (LOSS) AVAILABLE FOR COMMON STOCK...........    $(77,070)    $ (159,675)  $   80,574    $  78,042      $  (78,129)
                                                           ========     ==========   ==========    =========      ==========

                                                                          TWELVE MONTHS ENDED JUNE 30, 1997
                                                         --------------------------------------------------------------------
OPERATING REVENUES.....................................    $ 17,413     $  782,770   $1,242,311    $ (13,642)     $2,028,852
                                                           --------     ----------   ----------    ---------      ----------
OPERATING EXPENSES
  Cost of gas..........................................       9,773        557,190      624,501       (9,818)      1,181,646
  Operation and maintenance............................         627         96,633      297,797       (3,823)        391,234
  Depreciation, depletion and amortization.............       2,119         61,555      100,939           --         164,613
  Property and other taxes.............................       2,300         11,854       62,085           --          76,239
                                                           --------     ----------   ----------    ---------      ----------
                                                             14,819        727,232    1,085,322      (13,641)      1,813,732
                                                           --------     ----------   ----------    ---------      ----------
OPERATING INCOME.......................................       2,594         55,538      156,989           (1)        215,120
                                                           --------     ----------   ----------    ---------      ----------
EQUITY IN EARNINGS OF JOINT VENTURES AND
  SUBSIDIARIES.........................................     121,698         30,493        1,032     (119,410)         33,813
                                                           --------     ----------   ----------    ---------      ----------
OTHER INCOME AND (DEDUCTIONS)
  Interest income......................................      19,804          3,158        5,167      (19,668)          8,461
  Interest on long-term debt...........................         345        (31,363)     (43,092)          67         (74,043)
  Other interest expense...............................      (1,606)       (20,129)      (8,986)      19,668         (11,053)
  Dividends on preferred securities of subsidiaries....          --             --           --      (19,225)        (19,225)
  Gains related to DIGP................................          --          2,896           --           --           2,896
  Other................................................         353          2,208       (2,829)         (67)           (335)
                                                           --------     ----------   ----------    ---------      ----------
                                                             18,896        (43,230)     (49,740)     (19,225)        (93,299)
                                                           --------     ----------   ----------    ---------      ----------
INCOME BEFORE INCOME TAXES.............................     143,188         42,801      108,281     (138,636)        155,634
INCOME TAX PROVISION (BENEFIT).........................       2,071         (1,796)      36,206           --          36,481
                                                           --------     ----------   ----------    ---------      ----------
NET INCOME.............................................     141,117         44,597       72,075     (138,636)        119,153
DIVIDENDS ON PREFERRED SECURITIES......................      19,225             --           --      (19,225)             --
                                                           --------     ----------   ----------    ---------      ----------
NET INCOME AVAILABLE FOR COMMON STOCK..................    $121,892     $   44,597   $   72,075    $(119,411)     $  119,153
                                                           ========     ==========   ==========    =========      ==========

           CONSOLIDATING STATEMENT OF FINANCIAL POSITION (Unaudited)

                                                       MCN                                  ELIMINATIONS
                                                    AND OTHER                                   AND        CONSOLIDATED
                                                   SUBSIDIARIES     MCNIC       MICHCON      RECLASSES        TOTAL
                                                   ------------     -----       -------     ------------   ------------
                                                                              JUNE 30, 1998
(in Thousands)                                     --------------------------------------------------------------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents, at cost.............   $       53    $   60,914   $   20,032   $        --     $   80,999
  Accounts receivable............................       16,343       184,601      150,380       (18,022)       333,302
    Less -- Allowance for doubtful accounts......           97           453       14,132            --         14,682
                                                    ----------    ----------   ----------   -----------     ----------
  Accounts receivable, net.......................       16,246       184,148      136,248       (18,022)       318,620
  Accrued unbilled revenues......................          225            --       15,500            --         15,725
  Gas in inventory...............................           --        78,454       35,617            --        114,071
  Property taxes assessed applicable to future
    periods......................................           98         1,276       43,152            --         44,526
  Other..........................................        2,815        45,819       28,408           (70)        76,972
                                                    ----------    ----------   ----------   -----------     ----------
                                                        19,437       370,611      278,957       (18,092)       650,913
                                                    ----------    ----------   ----------   -----------     ----------
DEFERRED CHARGES AND OTHER ASSETS
  Investments in debt and equity securities......           --        12,084       36,532           351         48,967
  Deferred swap losses and receivables...........           --        63,123           --            --         63,123
  Deferred postretirement benefit costs..........          630            --           --            --            630
  Deferred environmental costs...................        2,534            --       27,934            --         30,468
  Prepaid benefit costs..........................           --            --       95,008        (6,927)        88,081
  Other..........................................        8,956        32,424       52,612        (2,955)        91,037
                                                    ----------    ----------   ----------   -----------     ----------
                                                        12,120       107,631      212,086        (9,531)       322,306
                                                    ----------    ----------   ----------   -----------     ----------
INVESTMENTS IN AND ADVANCES TO JOINT VENTURES AND
  SUBSIDIARIES...................................    1,374,445       667,961       20,436    (1,365,624)       697,218
                                                    ----------    ----------   ----------   -----------     ----------
PROPERTY, PLANT AND EQUIPMENT, at cost...........       42,928     1,192,544    2,843,708            --      4,079,180
    Less -- Accumulated depreciation and
      depletion..................................       14,274       191,267    1,356,842            --      1,562,383
                                                    ----------    ----------   ----------   -----------     ----------
                                                        28,654     1,001,277    1,486,866            --      2,516,797
                                                    ----------    ----------   ----------   -----------     ----------
                                                    $1,434,656    $2,147,480   $1,998,345   $(1,393,247)    $4,187,234
                                                    ==========    ==========   ==========   ===========     ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable...............................   $    6,752    $  221,263   $   89,329   $   (18,432)    $  298,912
  Notes payable..................................           --       147,822        4,067        (2,192)       149,697
  Current portion of long-term debt and capital
    lease obligations............................           --       211,486       58,204            --        269,690
  Gas inventory equalization.....................           --            12       15,478            --         15,490
  Federal income, property and other taxes
    payable......................................          543         5,022       80,931            --         86,496
  Deferred gas cost recovery revenues............           --            --       29,139            --         29,139
  Gas payable....................................           --        13,279       26,998            --         40,277
  Customer deposits..............................           24            --       14,900            --         14,924
  Other..........................................        7,546        22,349       37,241           (29)        67,107
                                                    ----------    ----------   ----------   -----------     ----------
                                                        14,865       621,233      356,287       (20,653)       971,732
                                                    ----------    ----------   ----------   -----------     ----------
DEFERRED CREDITS AND OTHER LIABILITIES
  Accumulated deferred income taxes..............       (4,549)      (41,824)      89,549            --         43,176
  Unamortized investment tax credit..............          286            --       31,823            --         32,109
  Tax benefits amortizable to customers..........           --            --      123,444            --        123,444
  Deferred swap gains and payables...............           --        50,014           --            --         50,014
  Accrued environmental costs....................        3,000            --       32,000            --         35,000
  Minority interest..............................           --         2,565       16,600             1         19,166
  Other..........................................       17,063        61,438       43,926        (6,929)       115,498
                                                    ----------    ----------   ----------   -----------     ----------
                                                        15,800        72,193      337,342        (6,928)       418,407
                                                    ----------    ----------   ----------   -----------     ----------
LONG-TERM DEBT, including capital lease
  obligations....................................           --       781,238      624,014            --      1,405,252
                                                    ----------    ----------   ----------   -----------     ----------
REDEEMABLE PREFERRED SECURITIES OF
  SUBSIDIARIES...................................      405,428            --           --            --        405,428
                                                    ----------    ----------   ----------   -----------     ----------
COMMON SHAREHOLDERS' EQUITY
  Common stock...................................          789             5       10,300       (10,305)           789
  Additional paid-in capital.....................      816,285       697,823      230,399      (928,221)       816,286
  Retained earnings..............................      203,777       (12,864)     440,003      (427,140)       203,776
  Accumulated other comprehensive income.........           --       (12,148)          --            --        (12,148)
  Yield enhancement, contract and issuance
    costs........................................      (22,288)           --           --            --        (22,288)
                                                    ----------    ----------   ----------   -----------     ----------
                                                       998,563       672,816      680,702    (1,365,666)       986,415
                                                    ----------    ----------   ----------   -----------     ----------
                                                    $1,434,656    $2,147,480   $1,998,345   $(1,393,247)    $4,187,234
                                                    ==========    ==========   ==========   ===========     ==========

           CONSOLIDATING STATEMENT OF FINANCIAL POSITION (Unaudited)

                                                       MCN                                     ELIMINATIONS
                                                    AND OTHER                                      AND         CONSOLIDATED
                                                   SUBSIDIARIES      MCNIC        MICHCON       RECLASSES         TOTAL
                                                   ------------    ----------    ----------    ------------    ------------
                                                                                JUNE 30, 1997
(in Thousands)                                     ------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents, at cost...........     $   34,834     $  130,108    $   18,355    $   (33,213)     $  150,084
  Accounts receivable..........................          9,497        117,845       196,815        (13,607)        310,550
    Less -- Allowance for doubtful accounts....             71            673        23,442             --          24,186
                                                    ----------     ----------    ----------    -----------      ----------
  Accounts receivable, net.....................          9,426        117,172       173,373        (13,607)        286,364
  Accrued unbilled revenues....................            211             --        16,158             --          16,369
  Gas in inventory.............................             --         26,397        36,499             --          62,896
  Property taxes assessed applicable to future
    periods....................................             87          1,256        37,885             --          39,228
  Accrued gas cost recovery revenues...........             --             --        14,072             --          14,072
  Other........................................          3,733         29,314        29,344         (9,309)         53,082
                                                    ----------     ----------    ----------    -----------      ----------
                                                        48,291        304,247       325,686        (56,129)        622,095
                                                    ----------     ----------    ----------    -----------      ----------
DEFERRED CHARGES AND OTHER ASSETS
  Investments in debt and equity securities....             --         14,483         3,737         15,941          34,161
  Deferred swap losses and receivables.........             --         47,071            --             --          47,071
  Deferred postretirement benefit costs........            673             --         1,886             --           2,559
  Deferred environmental costs.................          3,000             --        27,680             --          30,680
  Prepaid benefit costs........................         (3,607)            --        64,737         (1,907)         59,223
  Other........................................          7,758         34,048        50,587        (18,836)         73,557
                                                    ----------     ----------    ----------    -----------      ----------
                                                         7,824         95,602       148,627         (4,802)        247,251
                                                    ----------     ----------    ----------    -----------      ----------
INVESTMENTS IN AND ADVANCES TO JOINT VENTURES
  AND SUBSIDIARIES.............................      1,599,396        380,038        19,731     (1,588,728)        410,437
                                                    ----------     ----------    ----------    -----------      ----------
PROPERTY, PLANT AND EQUIPMENT, at cost.........         34,778      1,181,156     2,706,922             --       3,922,856
  Less -- Accumulated depreciation and
    depletion..................................         12,016        115,016     1,282,057             --       1,409,089
                                                    ----------     ----------    ----------    -----------      ----------
                                                        22,762      1,066,140     1,424,865             --       2,513,767
                                                    ----------     ----------    ----------    -----------      ----------
                                                    $1,678,273     $1,846,027    $1,918,909    $(1,649,659)     $3,793,550
                                                    ==========     ==========    ==========    ===========      ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable.............................     $    2,720     $  104,157    $  105,822    $   (13,277)     $  199,422
  Notes payable................................              1            600        38,366        (36,515)          2,452
  Current portion of long-term debt and capital
    lease obligations..........................            420          1,497        28,512             --          30,429
  Gas inventory equalization...................             --             (6)       66,685             --          66,679
  Federal income, property and other taxes
    payable....................................            955          1,439        73,638         (9,084)         66,948
  Gas payable..................................             --          3,053            --             --           3,053
  Customer deposits............................             20             --        11,985             --          12,005
  Other........................................         11,081         18,858        45,842           (226)         75,555
                                                    ----------     ----------    ----------    -----------      ----------
                                                        15,197        129,598       370,850        (59,102)        456,543
                                                    ----------     ----------    ----------    -----------      ----------
DEFERRED CREDITS AND OTHER LIABILITIES
  Accumulated deferred income taxes............         (2,453)       101,144        78,701             20         177,412
  Unamortized investment tax credit............            316             --        33,666             --          33,982
  Tax benefits amortizable to customers........            202             --       115,432             --         115,634
  Deferred swap gains and payables.............             --         35,696            --             --          35,696
  Accrued environmental costs..................          3,000             --        32,000             --          35,000
  Minority interest............................             --            238        18,070             --          18,308
  Other........................................         11,933         16,897        40,578         (1,907)         67,501
                                                    ----------     ----------    ----------    -----------      ----------
                                                        12,998        153,975       318,447         (1,887)        483,533
                                                    ----------     ----------    ----------    -----------      ----------
LONG-TERM DEBT, including capital lease
  obligations..................................             --        589,656       629,484              1       1,219,141
                                                    ----------     ----------    ----------    -----------      ----------
REDEEMABLE PREFERRED SECURITIES OF
  SUBSIDIARIES.................................        504,993             --            --             --         504,993
                                                    ----------     ----------    ----------    -----------      ----------
COMMON SHAREHOLDERS' EQUITY
  Common stock.................................            780              5        10,300        (10,306)            779
  Additional paid-in capital...................        790,717        826,038       230,399     (1,059,072)        788,082
  Retained earnings............................        375,623        146,811       359,429       (519,293)        362,570
  Accumulated other comprehensive income.......             --            (56)           --             --             (56)
  Yield enhancement, contract and issuance
    costs......................................        (22,035)            --            --             --         (22,035)
                                                    ----------     ----------    ----------    -----------      ----------
                                                     1,145,085        972,798       600,128     (1,588,671)      1,129,340
                                                    ----------     ----------    ----------    -----------      ----------
                                                    $1,678,273     $1,846,027    $1,918,909    $(1,649,659)     $3,793,550
                                                    ==========     ==========    ==========    ===========      ==========

           CONSOLIDATING STATEMENT OF FINANCIAL POSITION (Unaudited)

                                                       MCN                                     ELIMINATIONS
                                                    AND OTHER                                      AND         CONSOLIDATED
                                                   SUBSIDIARIES      MCNIC        MICHCON       RECLASSES         TOTAL
                                                   ------------    ----------    ----------    ------------    ------------
                                                                              DECEMBER 31, 1997
(in Thousands)                                     ------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents, at cost...........     $       23     $   25,119    $   14,353    $        --      $   39,495
  Accounts receivable..........................         15,525        240,867       210,677        (46,910)        420,159
    Less -- Allowance for doubtful accounts....             75            621        15,015             --          15,711
                                                    ----------     ----------    ----------    -----------      ----------
  Accounts receivable, net.....................         15,450        240,246       195,662        (46,910)        404,448
  Accrued unbilled revenues....................          1,114             --        91,896             --          93,010
  Gas in inventory.............................             --         16,576        40,201             --          56,777
  Property taxes assessed applicable to future
    periods....................................            217          2,835        64,827             --          67,879
  Accrued gas cost recovery revenues...........             --             --        12,862             --          12,862
  Other........................................          3,745         17,612        33,361           (629)         54,089
                                                    ----------     ----------    ----------    -----------      ----------
                                                        20,549        302,388       453,162        (47,539)        728,560
                                                    ----------     ----------    ----------    -----------      ----------
DEFERRED CHARGES AND OTHER ASSETS
  Investments in debt and equity securities....             --         62,060        35,110            351          97,521
  Deferred swap losses and receivables.........             --         51,023            --             --          51,023
  Deferred postretirement benefit costs........            651             --            --             --             651
  Deferred environmental costs.................          2,535             --        27,699             --          30,234
  Prepaid benefit costs........................         (3,418)            --        85,790         (2,130)         80,242
  Other........................................          7,610         34,287        46,972         (3,339)         85,530
                                                    ----------     ----------    ----------    -----------      ----------
                                                         7,378        147,370       195,571         (5,118)        345,201
                                                    ----------     ----------    ----------    -----------      ----------
INVESTMENTS IN AND ADVANCES TO JOINT VENTURES
  AND SUBSIDIARIES.............................      1,641,421        528,492        19,643     (1,632,580)        556,976
                                                    ----------     ----------    ----------    -----------      ----------
PROPERTY, PLANT AND EQUIPMENT, at cost.........         37,918      1,358,504     2,790,352             --       4,186,774
  Less -- Accumulated depreciation and
    depletion..................................         12,951        152,707     1,322,392             --       1,488,050
                                                    ----------     ----------    ----------    -----------      ----------
                                                        24,967      1,205,797     1,467,960             --       2,698,724
                                                    ----------     ----------    ----------    -----------      ----------
                                                    $1,694,315     $2,184,047    $2,136,336    $(1,685,237)     $4,329,461
                                                    ==========     ==========    ==========    ===========      ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable.............................     $    4,385     $  238,952    $  130,267    $   (46,848)     $  326,756
  Notes payable................................             --        163,113       241,691         (3,078)        401,726
  Current portion of long-term debt and capital
    lease obligations..........................            365          1,557        34,956             --          36,878
  Federal income, property and other taxes
    payable....................................            401         12,681        78,630             --          91,712
  Gas payable..................................             --          6,254         2,063             --           8,317
  Customer deposits............................             19             --        16,363             --          16,382
  Other........................................         13,599         22,944        65,717           (630)        101,630
                                                    ----------     ----------    ----------    -----------      ----------
                                                        18,769        445,501       569,687        (50,556)        983,401
                                                    ----------     ----------    ----------    -----------      ----------
DEFERRED CREDITS AND OTHER LIABILITIES
  Accumulated deferred income taxes............         (4,642)        73,874        83,905             22         153,159
  Unamortized investment tax credit............            301             --        32,745             --          33,046
  Tax benefits amortizable to customers........            443             --       122,922             --         123,365
  Deferred swap gains and payables.............             --         41,717            --             --          41,717
  Accrued environmental costs..................          3,000             --        32,000             --          35,000
  Minority interest............................             --          1,905        17,283             --          19,188
  Other........................................         10,792         16,586        44,663         (2,152)         69,889
                                                    ----------     ----------    ----------    -----------      ----------
                                                         9,894        134,082       333,518         (2,130)        475,364
                                                    ----------     ----------    ----------    -----------      ----------
LONG-TERM DEBT, including capital lease
  obligations..................................             --        595,457       617,107             --       1,212,564
                                                    ----------     ----------    ----------    -----------      ----------
REDEEMABLE PREFERRED SECURITIES OF
  SUBSIDIARIES.................................        505,104             --            --             --         505,104
                                                    ----------     ----------    ----------    -----------      ----------
COMMON SHAREHOLDERS' EQUITY
  Common stock.................................            782              5        10,300        (10,305)            782
  Additional paid-in capital...................        806,998        834,539       230,399     (1,064,939)        806,997
  Retained earnings............................        374,807        181,982       375,325       (557,307)        374,807
  Accumulated other comprehensive income.......             --         (7,519)           --             --          (7,519)
  Yield enhancement, contract and issuance
    costs......................................        (22,039)            --            --             --         (22,039)
                                                    ----------     ----------    ----------    -----------      ----------
                                                     1,160,548      1,009,007       616,024     (1,632,551)      1,153,028
                                                    ----------     ----------    ----------    -----------      ----------
                                                    $1,694,315     $2,184,047    $2,136,336    $(1,685,237)     $4,329,461
                                                    ==========     ==========    ==========    ===========      ==========

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Concluded) CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (Unaudited)

                                                      MCN AND                              ELIMINATIONS
                                                       OTHER                                   AND        CONSOLIDATED
                                                    SUBSIDIARIES     MCNIC      MICHCON     RECLASSES        TOTAL
                                                    ------------   ---------   ---------   ------------   ------------
                                                                      SIX MONTHS ENDED JUNE 30, 1998
(in Thousands)                                      ------------------------------------------------------------------
NET CASH FLOW FROM OPERATING ACTIVITIES...........   $  19,014     $ (11,058)  $ 286,618    $ (19,354)     $ 275,220
                                                     ---------     ---------   ---------    ---------      ---------
CASH FLOW FROM FINANCING ACTIVITIES
  Notes payable, net..............................          --        75,066    (237,624)         886       (161,672)
  Capital distributions paid to affiliates, net...          --      (136,716)         --      136,716             --
  Dividends paid..................................     (41,178)           --          --           --        (41,178)
  Preferred securities dividends paid.............     (18,984)           --          --       18,984             --
  Issuance of common stock........................      10,374            --          --           --         10,374
  Issuance of long-term debt......................          --       307,109     153,052           --        460,161
  Long-term commercial paper, net.................          --       109,643          --           --        109,643
  Retirement of long-term debt and preferred
    securities....................................    (100,365)     (100,826)   (122,263)          --       (323,454)
  Other...........................................          --         8,243          --           --          8,243
                                                     ---------     ---------   ---------    ---------      ---------
    Net cash provided from (used for) financing
      activities..................................    (150,153)      262,519    (206,835)     156,586         62,117
                                                     ---------     ---------   ---------    ---------      ---------
CASH FLOW FROM INVESTING ACTIVITIES
  Capital expenditures............................      (5,164)     (197,988)    (74,503)          --       (277,655)
  Acquisitions....................................          --       (36,731)         --           --        (36,731)
  Investment in debt and equity securities, net...          --        45,663      (1,422)          --         44,241
  Investment in joint ventures and subsidiaries...     136,216       (96,161)         12     (136,714)       (96,647)
  Sale of property, joint venture interests and
    tax credits...................................          --        81,026          --           --         81,026
  Return of investment in joint ventures..........          --         4,801          --           --          4,801
  Other...........................................         117       (16,276)      1,809         (518)       (14,868)
                                                     ---------     ---------   ---------    ---------      ---------
    Net cash provided from (used for) investing
      activities..................................     131,169      (215,666)    (74,104)    (137,232)      (295,833)
                                                     ---------     ---------   ---------    ---------      ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS.........          30        35,795       5,679           --         41,504
CASH AND CASH EQUIVALENTS, JANUARY 1..............          23        25,119      14,353           --         39,495
                                                     ---------     ---------   ---------    ---------      ---------
CASH AND CASH EQUIVALENTS, JUNE 30................   $      53     $  60,914   $  20,032    $      --      $  80,999
                                                     =========     =========   =========    =========      =========

                                                                      SIX MONTHS ENDED JUNE 30, 1997
                                                    ------------------------------------------------------------------
NET CASH FLOW FROM OPERATING ACTIVITIES...........   $  65,486     $  34,994   $ 273,766    $ (49,285)     $ 324,961
                                                     ---------     ---------   ---------    ---------      ---------
CASH FLOW FROM FINANCING ACTIVITIES
  Notes payable, net..............................           1       (68,000)   (226,760)     (36,515)      (331,274)
  Capital contributions received from
    (distributions paid to) affiliates, net.......      (1,058)      594,607          --     (593,549)            --
  Dividends paid..................................     (32,832)           --     (40,000)      40,000        (32,832)
  Preferred securities dividends paid.............     (11,558)           --          --       11,558             --
  Issuance of common stock........................     286,018            --          --           --        286,018
  Issuance of preferred securities................     326,521            --          --           --        326,521
  Issuance of long-term debt......................          --       149,190     124,051           --        273,241
  Long-term commercial paper, net.................          --      (261,822)         --           --       (261,822)
  Retirement of long-term debt....................          --       (30,740)    (72,229)          --       (102,969)
  Other...........................................        (532)           --          --           --           (532)
                                                     ---------     ---------   ---------    ---------      ---------
    Net cash provided from (used for) financing
      activities..................................     566,560       383,235    (214,938)    (578,506)       156,351
                                                     ---------     ---------   ---------    ---------      ---------
CASH FLOW FROM INVESTING ACTIVITIES
  Capital expenditures............................      (3,050)     (172,290)    (57,423)          (1)      (232,764)
  Acquisitions....................................          --      (105,133)         --           --       (105,133)
  Investment in debt and equity securities........          --           320      17,043      (15,942)         1,421
  Investment in joint ventures and subsidiaries...    (595,107)      (40,514)       (184)     595,047        (40,758)
  Return of investment in joint ventures..........          --         4,468          --         (468)         4,000
  Other...........................................         101         5,420      (9,919)      15,942         11,544
                                                     ---------     ---------   ---------    ---------      ---------
    Net cash used for investing activities........    (598,056)     (307,729)    (50,483)     594,578       (361,690)
                                                     ---------     ---------   ---------    ---------      ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS.........      33,990       110,500       8,345      (33,213)       119,622
CASH AND CASH EQUIVALENTS, JANUARY 1..............         844        19,608      10,010           --         30,462
                                                     ---------     ---------   ---------    ---------      ---------
CASH AND CASH EQUIVALENTS, JUNE 30................   $  34,834     $ 130,108   $  18,355    $ (33,213)     $ 150,084
                                                     =========     =========   =========    =========      =========

                               OTHER INFORMATION

LEGAL PROCEEDINGS

     As discussed most recently on page 20 in MCN's 1997 Annual Report on Form 10-K, in December 1994, a suit was filed against MichCon in Wayne County Michigan Circuit Court by certain customers who had participated in one of three energy conservation programs sponsored by MichCon. Under these programs, which had been approved by the MPSC and operated from 1990 to 1996, MichCon offered low-interest loans, rebates and other arrangements to assist approximately 46,000 qualified residential customers in purchasing high-efficiency furnaces. MichCon did not manufacture, sell or install any of the furnaces. The complaint alleged that MichCon induced the purchase of these furnaces through its conservation programs and that it had a duty to, but failed to, warn its customers that harmful levels of carbon monoxide could backdraft if a chimney was not properly sized and a chimney liner installed. Plaintiffs sought injunctive relief, unspecified monetary damages and class action certification. MichCon impleaded, as third-party defendants, all of the manufacturers, contractors and installers of the plaintiffs' furnaces. The trial court denied such certification on two separate occasions but granted a third motion to certify the class.

     While MichCon's appeal of the trial court decision granting class action certification was pending in the Michigan Court of Appeals, the matter was settled. On July 24, 1998, the Wayne County Circuit Court approved the settlement. Under the terms of the settlement, 46,000 conservation loan participants have until October 9, 1998 (75 days) to submit a claim form to be reimbursed for a portion of the costs of installing a chimney liner or making repairs to their chimney. In addition, customers will be eligible to purchase a carbon monoxide detector from MichCon at a discounted price. MichCon will seek indemnification and coverage of its attorney's fees from some of the contractors and contribution from the other installers. It is management's belief, after discussion with legal counsel, that the ultimate resolution of this proceeding will not have a material effect on MichCon's financial statements.

EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    EXHIBIT
    NUMBER        DESCRIPTION
    -------       -----------
     12-1         Computation of Ratio of Earnings to Fixed Charges for MCN
                  Energy Group Inc.
     12-2         Computation of Ratio of Earnings to Fixed Charges for MCN
                  Investment Corporation
     27-1         Financial Data Schedule -- 2nd Quarter 1998
     27-2         Financial Data Schedule -- 3rd Quarter 1997
     27-3         Financial Data Schedule -- 2nd Quarter 1997
     27-4         Financial Data Schedule -- 1st Quarter 1997
     27-5         Financial Data Schedule -- Fiscal Year-End 1996
     27-6         Financial Data Schedule -- Fiscal Year-End 1995

(b) Reports on Form 8-K

     MCN filed a report on Form 8-K dated June 2, 1998, under Item 5, with respect to an update of its coal fines project and earnings expectations.

     MCN filed an additional report on Form 8-K dated June 24, 1998, under Item 5, with respect to the appointment of a new President and CEO of MCNIC, a second-quarter charge to earnings, a refocus of E&P strategy and an update of earnings expectations.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MCN ENERGY GROUP INC.

Date: August 14, 1998                     By:     /s/ HAROLD GARDNER
                                          --------------------------------------
                                                      Harold Gardner
                                                Vice President, Controller
                                               and Chief Accounting Officer