Form 10-Q
period 1998-09-30
MCN ENERGY GROUP INC
filed 1998-11-12
CIK 837579

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

For the quarterly period ended September 30, 1998, or

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                  TO

COMMISSION FILE NUMBER 1-10070

                             MCN ENERGY GROUP INC.
             (Exact name of registrant as specified in its charter)

              MICHIGAN                              38-2820658
  (State or other jurisdiction of                (I.R.S. Employer
   incorporation or organization)              Identification No.)

   500 GRISWOLD STREET, DETROIT, MICHIGAN              48226
   Address of principal executive offices)           (Zip Code)

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

                           Yes [X]             No [ ]

     Number of shares outstanding of each of the registrant's classes of common stock, as of October 31, 1998:

               Common Stock, par value $.01 per share: 79,221,082

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               INDEX TO FORM 10-Q

                      FOR QUARTER ENDED SEPTEMBER 30, 1998

                                                                 PAGE
                                                                NUMBER
                                                                ------
COVER.......................................................       i
INDEX.......................................................      ii
PART I -- FINANCIAL INFORMATION
Item 1. Financial Statements................................      20
Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.................       1
PART II -- OTHER INFORMATION
Item 1. Legal Proceedings...................................      38
Item 6. Exhibits and Reports on Form 8-K....................      39
SIGNATURE...................................................      40

                     MCN ENERGY GROUP INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Results reflect property write-downs, investment losses and restructuring charges -- MCN experienced losses in the 1998 third quarter, nine- and twelve-month periods of $177.2 million, $306.7 million and $256.5 million, respectively. Results for all 1998 periods were unfavorably affected by several unusual charges which reduced earnings in total by $169.2 million for the 1998 third quarter and $389.6 million for the 1998 nine- and twelve-month periods. As subsequently discussed, the unusual charges consist of property write-downs, investment losses and restructuring charges.

Excluding the unusual charges, MCN's earnings decreased $9.2 million for the 1998 third quarter and nine-month period and decreased $.7 million for the 1998 twelve-month period, as compared to the corresponding 1997 periods. The earnings comparisons reflect the effects of low energy prices and abnormally warm weather, partially offset by reduced operating costs in the Gas Distribution segment. Diluted per share comparisons for the 1998 nine- and twelve-month periods reflect an increase in the average number of shares outstanding due to the June 1997 issuance of 9,775,000 shares of new common stock.

                                              QUARTER                 9 MONTHS                12 MONTHS
                                        -------------------      ------------------      -------------------
                                         1998         1997        1998        1997        1998         1997
                                        -------      ------      -------      -----      -------      ------
NET INCOME (LOSS) (in Millions)
Diversified Energy:
  Before unusual charges..............  $   (.2)     $ 17.8      $  25.3      $43.6      $  43.0      $ 57.0
  Unusual charges (Notes 3a, 3b and
     4)...............................   (152.5)         --       (372.9)        --       (372.9)         --
                                        -------      ------      -------      -----      -------      ------
                                         (152.7)       17.8       (347.6)      43.6       (329.9)       57.0
                                        -------      ------      -------      -----      -------      ------
Gas Distribution:
  Before unusual charges..............     (7.8)      (16.6)        57.6       48.5         90.1        76.8
  Unusual charges (Note 3c)...........    (16.7)         --        (16.7)        --        (16.7)         --
                                        -------      ------      -------      -----      -------      ------
                                          (24.5)      (16.6)        40.9       48.5         73.4        76.8
                                        -------      ------      -------      -----      -------      ------
Net Income (Loss):
  Before unusual charges..............     (8.0)        1.2         82.9       92.1        133.1       133.8
  Unusual charges (Notes 3 and 4).....   (169.2)         --       (389.6)        --       (389.6)         --
                                        -------      ------      -------      -----      -------      ------
                                        $(177.2)     $  1.2      $(306.7)     $92.1      $(256.5)     $133.8
                                        =======      ======      =======      =====      =======      ======
DILUTED EARNINGS (LOSS) PER SHARE
Diversified Energy:
  Before unusual charges..............  $    --      $  .23      $   .32      $ .62      $   .55      $  .82
  Unusual charges (Notes 3a, 3b and
     4)...............................    (1.93)         --        (4.74)        --        (4.75)         --
                                        -------      ------      -------      -----      -------      ------
                                          (1.93)        .23        (4.42)       .62        (4.20)        .82
                                        -------      ------      -------      -----      -------      ------
Gas Distribution:
  Before unusual charges..............     (.10)       (.21)         .73        .65         1.14        1.04
  Unusual charges (Note 3c)...........     (.21)         --         (.21)        --         (.21)         --
                                        -------      ------      -------      -----      -------      ------
                                           (.31)       (.21)         .52        .65          .93        1.04
                                        -------      ------      -------      -----      -------      ------
Diluted Earnings (Loss) Per Share:
  Before unusual charges..............     (.10)        .02         1.05       1.27         1.69        1.86
  Unusual charges (Notes 3 and 4).....    (2.14)         --        (4.95)        --        (4.96)         --
                                        -------      ------      -------      -----      -------      ------
                                        $ (2.24)     $  .02      $ (3.90)     $1.27      $ (3.27)     $ 1.86
                                        =======      ======      =======      =====      =======      ======

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

STRATEGIC DIRECTION -- MCN's objective is to achieve competitive, long-term returns for its shareholders. MCN is pursuing a growth strategy by investing in a diverse portfolio of energy-related projects. Inherent in this portfolio-management strategy is the frequent review of internal and external factors affecting the company's investments. Therefore, the pace of new investments and the disposition of existing assets are subject to change. Reflecting this strategy, MCN has decided to: realign the company in order to improve operating efficiencies through a more streamlined organizational structure; sell its Exploration & Production (E&P) oil and gas properties in whole or part; and reduce planned capital investment levels to approximately $600 million to $700 million annually, which will be invested primarily in North America. MCN will continue to review the overall mix of its existing portfolio and the level of new investments.

UNUSUAL CHARGES -- As previously discussed, MCN recorded several unusual charges, consisting of property write-downs, investment losses and restructuring charges, which reduced earnings in total by $169.2 million for the 1998 third quarter and $389.6 million for the 1998 nine- and twelve-month periods. A detailed discussion of each unusual charge by business unit follows:

                                                                        1998
                                      ------------------------------------------------------------------------
                                            QUARTER                   9 MONTHS                 12 MONTHS
                                      --------------------      --------------------      --------------------
                                        NET        DILUTED        NET        DILUTED        NET        DILUTED
                                      INCOME         EPS        INCOME         EPS        INCOME         EPS
                                      -------      -------      -------      -------      -------      -------
UNUSUAL CHARGES
(in Millions, Except Per Share
Amounts)
Diversified Energy:
  Exploration & Production (Note
     3a)............................  $ (54.6)     $ (.69)      $(275.0)     $(3.50)      $(275.0)     $(3.50)
  Pipelines & Processing (Note
     3b)............................    (89.5)      (1.13)        (89.5)      (1.13)        (89.5)      (1.14)
  Electric Power (Note 4)...........     (1.6)       (.02)         (1.6)       (.02)         (1.6)       (.02)
  Corporate & Other (Note 4)........     (6.8)       (.09)         (6.8)       (.09)         (6.8)       (.09)
                                      -------      ------       -------      ------       -------      ------
                                       (152.5)      (1.93)       (372.9)      (4.74)       (372.9)      (4.75)
Gas Distribution (Note 3c)..........    (16.7)       (.21)        (16.7)       (.21)        (16.7)       (.21)
                                      -------      ------       -------      ------       -------      ------
                                      $(169.2)     $(2.14)      $(389.6)     $(4.95)      $(389.6)     $(4.96)
                                      =======      ======       =======      ======       =======      ======

Exploration & Production (E&P) recorded an $83.9 million pre-tax ($54.6 million net of taxes) write-down in the 1998 third quarter, and a write-down in the 1998 second quarter of $333.0 million pre-tax ($216.4 million net of taxes) relating to its oil & gas properties. These write-downs reflect the impact of low oil and gas prices as well as the under-performance of certain oil and gas properties. The E&P business recognized the write-downs under the full cost method of accounting as prescribed by the Securities and Exchange Commission. Under the full cost method of accounting, E&P's capitalized exploration and development costs at September 30, 1998 and June 30, 1998 exceeded the full cost "ceiling," resulting in the excess being written off to income. The ceiling is the sum of discounted future net cash flows from the production of proved gas and oil reserves and the lower of cost or estimated fair value of unproved properties, net of related income tax effects. Future net cash flows are required to be estimated based on end-of-quarter prices and costs, unless contractual arrangements exist, even if any price decline is temporary. A significant portion of the 1998 second quarter write-down was due to lower-than-expected exploratory drilling results in the Midcontinent/Gulf Coast region.

During the 1998 second quarter, MCN also recognized a $6.1 million pre-tax ($4.0 million net of taxes) loss from the write-down of an investment in the common stock of an E&P company. MCN

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

determined that a write-down of this investment was necessary due to a decline in the fair value of the securities, which was not considered temporary.

Pipelines & Processing recorded a $133.8 million pre-tax ($87.0 million net of taxes) write-off of its coal fines project in the 1998 third quarter. MCN's coal fines venture completed the construction of six plants in June 1998 which are designed to recover particles of coal that have been a waste by-product of coal mining and then process the particles to create coal briquettes for resale. The economic viability of the venture is dependent on the briquettes qualifying for synthetic fuel tax credits and MCN's ability to utilize or sell such credits. Although the plants were placed in service by June 30, 1998, the date specified for qualification for the tax credits, operating delays at the plants in the 1998 third quarter have significantly increased the possibility that the Internal Revenue Service will challenge the project's eligibility for tax credits. In addition, there is uncertainty as to whether MCN would be able to utilize or sell the credits. These factors led to MCN's decision to record an impairment loss related to the project.

During the 1998 third quarter, MCN also recorded an impairment loss of $3.9 million pre-tax ($2.5 million net of taxes) relating to an acquired out-of-service pipeline in Michigan. This pipeline was acquired, along with related easements and rights-of-way, for future development. MCN reviewed the developmental business alternatives for these assets and as a result, determined that the development of these assets is unlikely, and accordingly, recorded an impairment loss.

Electric Power recorded a $2.5 million pre-tax ($1.6 million net of taxes) restructuring charge in the 1998 third quarter related to its decision not to pursue the development of certain international power projects. The charge was incurred in connection with MCN's refocused strategic plan and its decision to exit certain international power projects and limit future international capital investment to projects where it has existing commitments.

Corporate & Other recorded a $10.4 million pre-tax ($6.8 million net of taxes) restructuring charge in the 1998 third quarter related to the corporate realignment designed to improve operating efficiencies through a more streamlined organizational structure. The realignment includes cost saving initiatives expected to reduce future operating expenses by approximately $15 million per year. The charge includes $4.7 million pre-tax for employee severance and termination benefits and $5.7 million pre-tax relating to net lease expenses and the write-down of fixed assets.

Gas Distribution recorded a $24.8 million pre-tax ($11.2 million net of taxes and minority interest) write-down of certain gas gathering properties in the 1998 third quarter. As a result of the need to divert certain untreated gas away from the gathering system, a new gas reserve analysis was performed in the third quarter of 1998. This analysis revealed that projected cash flows from the gathering system were not sufficient to cover the system's book value, and therefore, an impairment loss was recorded.

During the third quarter of 1998, MCN also recorded an $8.5 million pre-tax ($5.5 million net of taxes) loss from the write-down of an investment in a Missouri gas distribution company. As a result of MCN's September 1998 refocused strategic direction, MCN has decided to sell this investment. The loss represents the amount by which the carrying value exceeded the estimated fair value of the investment at September 30, 1998.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

DIVERSIFIED ENERGY
Results impacted by unusual charges and low energy prices -- The Diversified Energy group reported losses in all three 1998 periods due to the property write-downs, investment loss and restructuring charges, as previously discussed. Excluding these unusual items, Diversified Energy's earnings for the 1998 third quarter, nine- and twelve-month periods declined by $18.0 million, $18.3 million and $14.0 million, respectively, from the corresponding 1997 periods. These results reflect the effect of lower oil prices, and higher production-related expenses on E&P operating and joint venture income, as well as higher financing costs. Additionally, the 1998 third quarter and nine-month periods reflect reduced contributions from the Pipelines & Processing business as a result of lower methanol prices and operating losses related to the start-up of its coal fines project. Partially offsetting the decreases in all 1998 periods were increased operating and joint venture income posted by the Energy Marketing, Gas Storage & Electric Power business, primarily from increased electricity sales.

                                               QUARTER                  9 MONTHS                 12 MONTHS
                                         -------------------      --------------------      --------------------
                                          1998         1997         1998         1997         1998         1997
                                         -------      ------      --------      ------      --------      ------
DIVERSIFIED ENERGY OPERATIONS (in
  Millions)
Operating Revenues*....................  $ 228.9      $208.7      $  734.0      $646.0      $1,039.3      $865.7
                                         -------      ------      --------      ------      --------      ------
Operating Expenses*
  Property write-downs (Notes 3a and
     3b)...............................    221.6          --         554.6          --         554.6          --
  Restructuring charges (Note 4).......     12.9          --          12.9          --          12.9          --
  Other................................    228.2       195.9         715.7       603.3       1,004.2       805.3
                                         -------      ------      --------      ------      --------      ------
                                           462.7       195.9       1,283.2       603.3       1,571.7       805.3
                                         -------      ------      --------      ------      --------      ------
Operating Income (Loss)................   (233.8)       12.8        (549.2)       42.7        (532.4)       60.4
                                         -------      ------      --------      ------      --------      ------
Equity in Earnings of Joint Ventures...     17.9        17.1          46.1        40.0          59.2        45.7
                                         -------      ------      --------      ------      --------      ------
Other Income & (Deductions)*
  Interest income......................       .9         2.6           5.3         4.6           7.4         5.2
  Interest expense.....................    (16.4)       (7.2)        (38.1)      (26.8)        (43.5)      (34.6)
  Dividends on preferred securities of
     Subsidiaries......................     (8.2)       (9.8)        (27.2)      (21.3)        (37.0)      (25.4)
  Investment loss (Note 3a)............       --          --          (6.1)         --          (6.1)         --
  Other................................      (.3)        4.5          12.9         7.2          16.0         9.7
                                         -------      ------      --------      ------      --------      ------
                                           (24.0)       (9.9)        (53.2)      (36.3)        (63.2)      (45.1)
                                         -------      ------      --------      ------      --------      ------
Income (Loss) Before Income Taxes......   (239.9)       20.0        (556.3)       46.4        (536.4)       61.0
                                         -------      ------      --------      ------      --------      ------
Income Taxes
  Current and deferred provision
     (benefit).........................    (84.7)        7.2        (197.7)       16.0        (190.9)       21.2
  Federal tax credits..................     (2.5)       (5.0)        (11.0)      (13.2)        (15.6)      (17.2)
                                         -------      ------      --------      ------      --------      ------
                                           (87.2)        2.2        (208.7)        2.8        (206.5)        4.0
                                         -------      ------      --------      ------      --------      ------
Net Income (Loss)
  Before unusual charges...............      (.2)       17.8          25.3        43.6          43.0        57.0
  Unusual charges (Notes 3a, 3b and
     4)................................   (152.5)         --        (372.9)         --        (372.9)         --
                                         -------      ------      --------      ------      --------      ------
                                         $(152.7)     $ 17.8      $ (347.6)     $ 43.6      $ (329.9)     $ 57.0
                                         =======      ======      ========      ======      ========      ======

* Includes intercompany transactions

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

OPERATING AND JOINT VENTURE INCOME
Operating and joint venture results for the 1998 third quarter, nine- and twelve-month periods, excluding the unusual charges, declined by $11.3 million, $18.3 million and $11.8 million, respectively. Results for all 1998 periods reflect reduced contributions from the E&P business. The 1998 third quarter and nine-month period also reflect lower income from the Pipelines & Processing group. The 1998 nine- and twelve-month periods were affected by increased Corporate & Other expenses. All 1998 periods were also favorably impacted by the continued growth within the Energy Marketing, Gas Storage & Electric Power business.

                                               QUARTER                 9 MONTHS                12 MONTHS
                                          ------------------      ------------------      -------------------
                                           1998        1997        1998        1997        1998         1997
                                          -------      -----      -------      -----      -------      ------
OPERATING AND JOINT VENTURE INCOME
  (LOSS)
(in Millions)
Before Unusual Charges:
  Exploration & Production..............  $   6.5      $16.0      $  23.4      $46.9      $  34.5      $ 60.9
  Pipelines & Processing................      3.5        7.8         19.1       21.1         27.1        25.4
  Energy Marketing, Gas Storage &
     Electric Power.....................      8.3        8.1         27.4       18.9         38.3        24.9
  Corporate & Other.....................       .3       (2.0)        (5.5)      (4.2)        (5.6)       (5.1)
                                          -------      -----      -------      -----      -------      ------
                                             18.6       29.9         64.4       82.7         94.3       106.1
Unusual Charges (Notes 3a, 3b and 4)....   (234.5)        --       (567.5)        --       (567.5)         --
                                          -------      -----      -------      -----      -------      ------
                                          $(215.9)     $29.9      $(503.1)     $82.7      $(473.2)     $106.1
                                          =======      =====      =======      =====      =======      ======

EXPLORATION & PRODUCTION operating and joint venture results, excluding the write-downs, decreased by $9.5 million, $23.5 million and $26.4 million for the 1998 third quarter, nine- and twelve-month periods, respectively. Earnings for the 1998 periods reflect a sharp decline in average oil sales prices, partially offset by an increase in average gas sales prices. Oil sales prices declined by $4.52 per barrel (Bbl) or 28% in the 1998 third quarter, $4.45 per Bbl or 26% in the current nine-month period and $4.24 per Bbl or 23% in the current twelve-month period. Gas sales prices increased by $.19 per thousand cubic feet
(Mcf) or 10% in the 1998 third quarter, $.11 per Mcf or 6% in the 1998 nine-month period and $.07 per Mcf or 4% in the current twelve-month period. The impact of fluctuations in natural gas and oil sales prices on E&P operating and joint venture income was mitigated by hedging with swap and futures agreements, as discussed in the "Risk Management Strategy" section that follows.

                                             QUARTER                  9 MONTHS                12 MONTHS
                                        ------------------       ------------------       ------------------
                                         1998        1997         1998        1997         1998        1997
                                        ------      ------       ------      ------       ------      ------
EXPLORATION & PRODUCTION STATISTICS
Gas Production (Bcf)..................    21.3        19.4         62.4        57.6         83.0        74.1
Oil Production (million Bbl)..........      .5         1.0          2.1         2.3          3.1         2.8
Gas and Oil Production (Bcf
  equivalent).........................    24.3        25.6         75.2        71.6        101.9        90.9

Average Gas Selling Price (per Mcf)...  $ 2.03      $ 2.02       $ 2.07      $ 2.21       $ 2.23      $ 2.30
Effect of Hedging (per Mcf)...........     .02        (.16)        (.03)       (.28)        (.21)       (.35)
                                        ------      ------       ------      ------       ------      ------
Overall Average Gas Sales Price (per
  Mcf)................................  $ 2.05      $ 1.86       $ 2.04      $ 1.93       $ 2.02      $ 1.95
                                        ======      ======       ======      ======       ======      ======
Average Oil Sales Price (per Bbl).....  $10.64      $15.65       $11.55      $17.52       $12.99      $18.00
Effect of Hedging (per Bbl)...........    1.12         .63         1.28        (.24)         .82         .05
                                        ------      ------       ------      ------       ------      ------
Overall Average Oil Sales Price (per
  Bbl)................................  $11.76      $16.28       $12.83      $17.28       $13.81      $18.05
                                        ======      ======       ======      ======       ======      ======

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

E&P operating and joint venture income for all 1998 periods also reflects higher production-related expenses which in total increased per Mcf equivalent by $.26, $.22 and $.18 for the 1998 third quarter, nine- and twelve-month periods, respectively. Additionally, earnings comparisons for all periods were affected by gains recorded in 1997. Specifically, MCN's E&P joint venture sold certain undeveloped properties generating gains of $1.6 million in the 1997 third quarter and gains of $6.3 million in the 1997 nine- and twelve-month periods.

Operating and joint venture income comparisons were also affected by varying levels of gas and oil production. Overall gas and oil production for the current nine- and twelve-month periods increased by 3.6 billion cubic feet (Bcf) equivalent and 11.0 Bcf equivalent, respectively, and decreased for the current quarter by 1.3 Bcf equivalent. Gas and oil production comparisons were impacted by the sale of proved producing oil properties since late-1997.

PIPELINES & PROCESSING operating and joint venture results, excluding the write-offs, decreased by $4.3 million and $2.0 million for the 1998 third quarter and nine-month period, respectively, and increased by $1.7 million for the 1998 twelve-month period. The 1998 periods were impacted by $5 million of operating losses related to the start-up of the coal fines plants and lower earnings from the 25%-owned methanol production business, which was acquired in late 1996. Earnings from the methanol production business benefited from strong methanol prices during 1997, but average prices declined 46% for the current quarter, 38% for the 1998 nine-month period and 27% for the 1998 twelve-month period.

Pipelines & Processing operating and joint venture income was also affected by an increase in transportation volumes for the 1998 periods due to new gas gathering ventures and the expansion of existing pipeline projects. Volumes transported increased for the 1998 third quarter, nine- and twelve-month periods by 12.7 Bcf or 39%, 48.5 Bcf or 60% and 57.2 Bcf or 53%, respectively. Pipelines & Processing results for the 1998 third quarter and nine-month period were also positively impacted by a slight increase in the level of volumes treated through gas processing plants. The 1998 twelve-month period reflects a decrease in volumes processed. Although gas processing volumes have varied, earnings have not been significantly affected since gas processing services have lower profit margins.

                                                          QUARTER         9 MONTHS         12 MONTHS
                                                        ------------    -------------    --------------
                                                        1998    1997    1998     1997    1998     1997
                                                        ----    ----    -----    ----    -----    -----
PIPELINES & PROCESSING STATISTICS*
Gas Processed (Bcf).................................    12.7    11.6     36.2    34.8     44.2     50.4
Methanol Produced (million gallons).................    15.2    15.9     45.6    45.8     60.6     56.4
Transportation (Bcf)................................    45.3    32.6    129.4    80.9    164.5    107.3

* Includes MCN's share of joint ventures

ENERGY MARKETING, GAS STORAGE & ELECTRIC POWER operating and joint venture results, excluding the restructuring charges, for the 1998 third quarter, nine-and twelve-month periods increased by $.2 million, $8.5 million and $13.4 million, respectively. The increase in earnings for the 1998 nine-and twelve-month periods reflects contributions from the Midland Cogeneration Venture L. P. (MCV), a limited partnership that owns a gas-fired cogeneration facility capable of producing up to 1,370 megawatts (MW) of electricity and 1.35 million pounds per hour of process steam. MCN acquired an initial 18% interest in MCV in the 1997 second quarter and an additional 5% interest in

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

MCV during June 1998. Earnings from MCV for the 1997 periods include a favorable $2.8 million pre-tax adjustment for a change in accounting for property taxes.

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

                                                   QUARTER          9 MONTHS            12 MONTHS
                                                -------------   -----------------   -----------------
                                                1998    1997     1998      1997      1998      1997
                                                -----   -----   -------   -------   -------   -------
ENERGY MARKETING & ELECTRIC POWER
  STATISTICS*
Gas Sales (Bcf).............................    114.5    80.4     333.0     241.0     435.8     304.1
Exchange Deliveries (Bcf)...................       --      --       6.8      10.0      11.9      15.1
                                                -----   -----   -------   -------   -------   -------
                                                114.5    80.4     339.8     251.0     447.7     319.2
                                                =====   =====   =======   =======   =======   =======
Electricity Sales (thousands of MW hours)...    988.0   624.6   2,729.6   1,200.4   3,372.4   1,373.6
                                                =====   =====   =======   =======   =======   =======

* Includes MCN's share of joint ventures

Energy Marketing's operating results also reflect an increase in total gas sales and exchange deliveries of 34.1 Bcf or 42%, 88.8 Bcf or 35% and 128.5 Bcf or 40% during the 1998 third quarter, nine- and twelve-month periods, respectively. The increase in Energy Marketing's gas sales volumes resulted from the expansion of its market base in the Midwest region of the United States and eastern Canada. Additionally, Energy Marketing's share of joint venture gas sales volumes has increased, reflecting growth of its markets in the Gulf Coast region.

RISK MANAGEMENT STRATEGY -- MCN primarily manages commodity price risk by utilizing futures, options and swap contracts to more fully balance its portfolio of gas and oil supply and sales agreements. MCN has hedged a significant portion of its gas production not covered by long-term, fixed-price sales obligations. MCN has hedged a much smaller portion of its oil production. MCN's Energy Marketing business coordinates all of MCN's hedging activities to ensure compliance with risk management policies that are periodically reviewed by MCN's Board of Directors. Certain hedging gains or losses related to gas and oil production are recorded by MCN's E&P operations. Gains and losses on gas and oil production-related hedging transactions that are not recorded by MCN's E&P group are recorded by Energy Marketing.

CORPORATE & OTHER operating and joint venture results, excluding the restructuring charges, reflect adjustments necessary to reduce or eliminate accruals for employee incentive awards that are based on MCN's operating or stock-price performance. Offsetting these savings in the 1998 nine- and twelve-month periods are increased administrative expenses associated with corporate management activities charged to Diversified Energy.

OTHER INCOME AND DEDUCTIONS
The 1998 nine- and twelve-month periods reflect higher dividends resulting from the issuance of $132 million of preferred securities in March 1997 and $200 million of preferred securities in June 1997. In addition, the 1998 nine- and twelve-month periods reflect an unusual charge of $6.1 million representing the write-down of an investment in the common stock of an E&P

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

company, as previously discussed. All 1998 periods reflect higher interest costs on increased borrowings required to finance capital investments in the Diversified Energy group.

Partially offsetting the higher dividends and interest costs for the 1998 nine- and twelve-month periods was increased interest income resulting from a $46 million advance made to a Philippine independent power producer (Note 2a). Other income and deductions comparisons for the 1998 nine- and twelve-month periods were affected by $9.9 million of pre-tax gains recorded in the 1998 first quarter from the sale of certain gas sales contracts and a 50% interest in the 30 MW Ada cogeneration facility. The 1998 twelve-month period also reflects a $3.2 million pre-tax gain from the December 1997 sale of Diversified Energy's 25% interest in the Blue Lake storage project. Other income and deductions for the 1997 third quarter, nine- and twelve-month periods were affected by pre-tax gains of $2.4 million, $2.4 million and $4.8 million, respectively, related to Dauphin Island Gathering Partners (DIGP). In a series of transactions during 1996, MCN sold interests in the DIGP partnership generating gains, of which a portion was deferred until the third quarter of 1997 when a related option agreement expired unexercised (Note 2c).

INCOME TAXES
The variations in the current and deferred income tax provision for the 1998 periods reflect fluctuations in pre-tax results. Also impacting income taxes is a decrease in the level of gas production tax credits generated from E&P projects, reflecting the June 1998 sale of certain tax credits.

OUTLOOK
MCN's refocused strategic direction emphasizes growth through projects that offer more predictable, long-term income streams. MCN plans to continue investing in new pipeline and processing ventures as well as developing its existing projects. MCN will focus on expanding its Energy Marketing coverage within existing markets as well as entering new markets through strategic alliances with other energy providers. MCN intends to expand its Electric Power business, primarily in projects in North America. In addition, MCN will continue to pursue opportunities to sell properties in order to optimize its portfolio.

As part of its refocused strategic direction, MCN is in the process of selling all or part of its E&P properties by mid-1999. It is anticipated that MCN will incur restructuring charges, including costs associated with employee reductions, in conjunction with the sale of the E&P properties. The timing and magnitude of the sale is dependent upon receiving bids that reflect the long-term value of such properties. The actual sales price of the E&P properties, as well as the resulting gain or loss, will be impacted by changes in gas and oil prices. Any gain or loss from the sale will also be affected by MCNs decision to retain, sell or terminate related E&P hedging contracts.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

GAS DISTRIBUTION
Results reflect unusual charges and cost-saving initiatives -- Gas Distribution's earnings comparisons were affected by the property write-down and investment loss, as previously discussed. Excluding these unusual charges, the Gas Distribution Group reported a loss of $7.8 million for the 1998 third quarter, an improvement of $8.8 million over the comparable 1997 quarter. The Gas Distribution group typically records third quarter losses due to seasonally lower demand for natural gas during the summer months. Gas Distribution reported an increase in earnings, excluding the unusual charges, of $9.1 million and $13.3 million for the 1998 nine- and twelve-month periods, respectively. Earnings reflect significantly lower operating expenses as well as the continued growth in revenues from intermediate transportation services. These improvements more than offset the lower gross margins reported resulting from reduced gas sales and end user transportation deliveries which were caused by abnormally warm weather.

                                              QUARTER                 9 MONTHS                 12 MONTHS
                                         ------------------      ------------------      ----------------------
                                          1998        1997        1998        1997         1998          1997
                                         ------      ------      ------      ------      --------      --------
GAS DISTRIBUTION OPERATIONS
  (in Millions)
Operating Revenues*
  Gas sales..........................    $ 80.2      $ 79.5      $579.1      $729.5      $  929.7      $1,076.4
  End user transportation............      16.7        16.3        60.0        61.6          83.1          82.8
  Intermediate transportation........      14.5        12.9        48.4        41.0          62.6          54.4
  Other..............................      12.7        12.3        47.2        36.2          62.3          48.1
                                         ------      ------      ------      ------      --------      --------
                                          124.1       121.0       734.7       868.3       1,137.7       1,261.7
Cost of Gas..........................      32.1        28.9       311.6       420.6         533.0         633.0
                                         ------      ------      ------      ------      --------      --------
Gross Margin.........................      92.0        92.1       423.1       447.7         604.7         628.7
                                         ------      ------      ------      ------      --------      --------
Other Operating Expenses*
  Operation and maintenance..........      58.3        64.8       184.2       210.6         260.3         297.1
  Depreciation, depletion and
     amortization....................      23.2        26.3        69.5        78.7          95.2         103.0
  Property and other taxes...........      12.2        12.9        43.8        47.0          58.1          62.1
  Property write-down (Note 3c)......      24.8          --        24.8          --          24.8            --
                                         ------      ------      ------      ------      --------      --------
                                          118.5       104.0       322.3       336.3         438.4         462.2
                                         ------      ------      ------      ------      --------      --------
Operating Income (Loss)..............     (26.5)      (11.9)      100.8       111.4         166.3         166.5
                                         ------      ------      ------      ------      --------      --------
Equity in Earnings of Joint
  Ventures...........................        .1          .2          .5         2.2            .8           2.6
                                         ------      ------      ------      ------      --------      --------
Other Income and (Deductions)*
  Interest income....................       1.6         1.2         3.6         3.7           4.6           5.0
  Interest expense...................     (13.1)      (12.0)      (41.1)      (40.0)        (55.6)        (52.9)
  Investment loss (Note 3c)..........      (8.5)         --        (8.5)         --          (8.5)           --
  Minority interest..................       7.1         (.6)        5.9        (1.5)          5.5          (1.4)
  Other..............................        .5          .1         1.3          .7           1.0          (1.4)
                                         ------      ------      ------      ------      --------      --------
                                          (12.4)      (11.3)      (38.8)      (37.1)        (53.0)        (50.7)
                                         ------      ------      ------      ------      --------      --------
Income (Loss) Before Income Taxes....     (38.8)      (23.0)       62.5        76.5         114.1         118.4
Income Taxes.........................     (14.3)       (6.4)       21.6        28.0          40.7          41.6
                                         ------      ------      ------      ------      --------      --------
Net Income (Loss)
  Before unusual charges.............      (7.8)      (16.6)       57.6        48.5          90.1          76.8
  Unusual charges (Note 3c)..........     (16.7)         --       (16.7)         --         (16.7)           --
                                         ------      ------      ------      ------      --------      --------
                                         $(24.5)     $(16.6)     $ 40.9      $ 48.5      $   73.4      $   76.8
                                         ======      ======      ======      ======      ========      ========

* Includes intercompany transactions

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

GROSS MARGIN
Gas Distribution gross margin (operating revenues less cost of gas) decreased $.1 million, $24.6 million and $24.0 million in the 1998 third quarter, nine- and twelve-month periods, respectively, reflecting lower gas sales caused by abnormally warm weather. These declines were partially offset by increased revenues from the continued growth in intermediate transportation and other gas-related services.

                                               QUARTER           9 MONTHS         12 MONTHS
                                            --------------    --------------    --------------
                                            1998     1997      1998     1997     1998     1997
                                            -----    -----    ------    ----    ------    ----
EFFECT OF WEATHER ON GAS MARKETS AND
  EARNINGS
Percentage Colder (Warmer) Than Normal....    N/M      N/M     (21.6)%  1.7%     (14.5)%   2.5%
Increase (Decrease) From Normal in:
  Gas markets (in Bcf)....................   (1.5)     (.3)    (26.7)   1.2      (27.4)    3.7
  Net income (in Millions)................  $(1.1)   $ (.2)   $(23.1)   $1.1    $(23.7)   $3.3
  Diluted earnings per share..............  $(.01)   $  --    $ (.29)   $.01    $ (.30)   $.05

N/M -- Not meaningful

GAS SALES AND END USER TRANSPORTATION revenues in total increased by $1.1 million for the 1998 third quarter, and decreased by $152.0 million and $146.4 million for the 1998 nine- and twelve-month periods, respectively. The increase in revenues for the 1998 third quarter was caused by higher gas sales rates required to recover increased gas costs. As discussed in the "Cost of Gas" section that follows, Gas Distribution's sales rates are set to recover all of its reasonably and prudently incurred gas costs. Substantially offsetting the increase in the 1998 third quarter is the impact of reduced gas sales resulting from warmer weather. The decreases occurring in the 1998 nine- and twelve-month periods resulted from reduced gas sales caused by the warmer weather. Additionally, the decreases in the 1998 nine- and twelve-month periods were affected by lower gas sales rates required to recover gas costs. Although end user transportation deliveries were unchanged in the 1998 third quarter, and declined in the current twelve-month period, revenues increased slightly for these periods because of an increase in the average transportation rate.

                                               QUARTER           9 MONTHS         12 MONTHS
                                            --------------    --------------    --------------
                                            1998     1997     1998     1997     1998     1997
                                            -----    -----    -----    -----    -----    -----
GAS DISTRIBUTION MARKETS (in Bcf)
Gas Sales.................................   12.8     14.1    117.5    144.0    182.6    212.3
End User Transportation...................   28.6     28.6    102.2    105.8    141.5    144.6
                                            -----    -----    -----    -----    -----    -----
                                             41.4     42.7    219.7    249.8    324.1    356.9
Intermediate Transportation*..............  133.9    164.9    430.8    447.0    570.2    567.5
                                            -----    -----    -----    -----    -----    -----
                                            175.3    207.6    650.5    696.8    894.3    924.4
                                            =====    =====    =====    =====    =====    =====

* Includes intercompany volumes

INTERMEDIATE TRANSPORTATION revenues increased by $1.6 million, $7.4 million and $8.2 million in the 1998 third quarter, nine- and twelve-month periods, respectively, due in part to increased fees generated from the transfer of gas title among and between intermediate transportation service users and various gas owners. The decrease in intermediate transportation deliveries for the 1998 third quarter and nine-month period reflect lower off-system volumes transported for customers who pay a fixed fee for intermediate transportation capacity regardless of actual usage. Although volumes associated with these fixed-fee customers may vary, the related revenues are not affected. Also

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

affecting intermediate transportation revenues in all three 1998 periods were additional Antrim gas volumes transported for Michigan gas producers and brokers. In December 1997, MichCon purchased a pipeline to expand the transportation capacity of its northern Michigan gathering system. This expansion made possible an increase of 24.0 Bcf in volumes transported through September 1998.

OTHER OPERATING REVENUES increased in all 1998 periods due in part to an increase in gas-related services. Also affecting the 1998 nine- and twelve-month period comparisons to prior year, are unfavorable adjustments for energy conservation revenues in the 1997 periods resulting from the discontinuance of MichCon's energy conservation programs.

COST OF GAS
Cost of gas is affected by variations in sales volumes and cost of purchased gas as well as related transportation costs. Under the existing Gas Cost Recovery
(GCR) mechanism, MichCon's sales rates are set to recover all of its reasonably and prudently incurred gas costs. Therefore, fluctuations in cost of gas sold had little effect on gross margins.

Cost of gas sold increased in the 1998 third quarter due primarily to decreased supplier refunds and higher prices paid of $.10 (4%) per Mcf, partially offset by lower sales volumes from the warmer weather. Cost of gas sold decreased in the 1998 nine- and twelve-month periods due to weather-driven lower sales volumes, and lower prices paid of $.27 (9%) and $.05 (2%) per Mcf, respectively.

OTHER OPERATING EXPENSES
OPERATION AND MAINTENANCE expenses decreased for all 1998 periods reflecting lower uncollectible gas accounts expense, and labor and benefit costs, primarily resulting from lower pension and retiree healthcare costs. MichCon implemented an early retirement program in the first quarter of 1998 that reduced its net workforce by approximately 175 employees or 6%. The cost of the program and the related savings are largely offsetting in 1998 but will contribute to lower operating costs in future years.

As discussed in MCN's 1997 Annual Report on Form 10-K, MichCon receives a significant amount of its heating assistance funding through Michigan Home Heating Credits, which are funded almost exclusively by the federal Low Income Home Energy Assistance Program (LIHEAP). In October 1998, Congress approved a budget that provides for LIHEAP funding at $1.1 billion for the fiscal year ending September 30, 1999, representing an amount equal to the fiscal year 1998 funding. Any future changes in funding levels may impact MichCon's uncollectible gas accounts expense.

DEPRECIATION AND DEPLETION decreased by $3.1 million, $9.2 million and $7.8 million in the 1998 third quarter, nine- and twelve-month periods, respectively, resulting from lower depreciation rates for MichCon's utility property, plant and equipment that became effective January 1, 1998. Depreciation on higher plant balances partially offset the effect of lower rates.

PROPERTY AND OTHER TAXES decreased in all 1998 periods. The decrease in the 1998 third quarter was attributable to lower Michigan Single Business taxes resulting from lower taxable income. This decrease was partially offset by higher property taxes resulting from higher plant balances. The decreases in the nine- and twelve-month periods reflect lower property taxes based on MichCon's pending appeals of its personal property tax assessments as discussed in MCN's 1997 Annual Report on Form 10-K.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

OTHER INCOME AND DEDUCTIONS increased in all 1998 periods due to the loss from writing down the investment in a Missouri gas distribution company. The increase in other income and deductions was partially offset by the change in minority interest reflecting the joint venture partners' share of the write-down of certain gas gathering properties. Additionally, other income and deductions for all 1998 periods were impacted by an increase in the allowance for funds used during construction and a gain recorded from the sale of land. The 1998 twelve-month period increase is also caused by additional interest expense on long-term debt required to finance capital investments.

INCOME TAXES
The variations in income taxes for all 1998 periods result from fluctuations in pre-tax results and the flow through effect of certain book to tax temporary differences. Income tax comparisons for the nine- and twelve-month periods were also affected by a 1998 provision for tax issues, and by amounts recorded in the 1997 periods for the favorable resolution of prior years' tax issues and tax credits.

OUTLOOK
Gas Distribution's strategy is to aggressively expand its role as the preferred provider of natural gas and high-value energy services within Michigan. Accordingly, Gas Distribution's objectives are to increase revenues and reduce its costs in order to maintain strong returns and provide customers with high-quality service at competitive prices.

Gas Distribution plans to capitalize on opportunities resulting from the gas industry restructuring by implementing MichCon's Regulatory Reform Plan (Plan) which was approved by the Michigan Public Service Commission (MPSC) in April 1998. The Plan includes a comprehensive experimental three-year customer choice program that is designed to offer expanded availability and transportation options to all sales customers, subject to annual caps on the level of participation. Beginning April 1, 1999, customers will have the option of purchasing natural gas from suppliers other than MichCon. However, MichCon will continue to transport and deliver the gas to the customers' premises at prices that maintain its existing sales margins.

The Plan also suspends the GCR mechanism for customers who continue to purchase gas from MichCon and fixes the gas cost component of MichCon's sales rates for the three-year period beginning on January 1, 1999. Currently MichCon does not generate earnings on the gas supply portion of its operations; however, under this Plan, changes in cost of gas will directly impact gross margins and earnings. As part of its gas acquisition strategy, MichCon has contracted for a substantial portion of its expected gas requirements. These contracts, coupled with the use of MichCon's storage facilities, will substantially mitigate risks from winter price and volume fluctuations.

Also beginning in 1999, an income sharing mechanism will allow customers to share in profits when actual utility return on equity exceeds predetermined thresholds. Although the Plan increases MichCon's risk associated with generating margins that cover its gas costs, management believes this program will have a favorable impact on future earnings. Various interested parties have requested a rehearing of the Plan before the MPSC, or its review in the courts. In October 1998, the MPSC denied a rehearing and affirmed its approval of the Plan. Various interested parties have appealed the MPSC's decision to the Michigan Court of Appeals; however, while management

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

believes that based upon applicable Michigan law the order should be upheld by the Michigan Court of Appeals, there can be no assurance as to the outcome.

Gas Distribution also plans to grow revenues and earnings by providing various energy-related services that capitalize on its expertise, capabilities and efficient systems. Reflecting these plans, Gas Distribution began participating in Michigan's $1.2 billion per year heating, ventilation and air conditioning market with the October 1998 acquisition of three companies specializing in the sale, installation and servicing of residential and commercial heating and cooling systems. The acquired companies have total revenues approximating $20 million per year.

CAPITAL RESOURCES AND LIQUIDITY

                                                                  9 MONTHS
                                                              -----------------
                                                               1998      1997
                                                              -------   -------
CASH AND CASH EQUIVALENTS (in Millions)
Cash Flow Provided From (Used For):
  Operating activities......................................  $ 237.5   $ 285.4
  Financing activities......................................    306.9     211.6
  Investing activities......................................   (523.9)   (486.2)
                                                              -------   -------
Net Increase in Cash and Cash Equivalents...................  $  20.5   $  10.8
                                                              =======   =======

OPERATING ACTIVITIES
MCN's cash flow from operating activities decreased $47.9 million during the 1998 nine-month period as compared to the same 1997 period. The decrease was due primarily to a decline in earnings, after adjusting for non-cash items (depreciation, unusual charges and deferred taxes).

FINANCING ACTIVITIES
MCN's cash flow from financing activities increased $95.3 million during the 1998 nine-month period as compared to the same 1997 period. The change primarily reflects an increase in notes payable and long-term commercial paper outstanding at September 30, 1998. A portion of these facilities are used to finance capital expenditures on a temporary basis until paid down with the proceeds from the issuance of more permanent capital, such as long-term debt, preferred securities and common stock. However, for the remainder of 1998 and into 1999, MCN will rely more on commercial paper and bank borrowings and less on permanent capital issuances. Proceeds from the expected sale of MCN's E&P properties in mid-1999 will be used to repay commercial paper and bank borrowings. A summary of MCN's significant financing activities and financing plans during 1998 follows.

MCN issues new shares of common stock pursuant to its Dividend Reinvestment and Stock Purchase Plan and various employee benefit plans. MCN anticipates that during 1998 the issuance of new shares of common stock pursuant to these plans will generate approximately $20 million. During the first nine months of 1998, issuances under these plans generated proceeds of $14.7 million.

During June 1998, MCN retired early the $100 million of 6.31% Private Institutional Trust Securities (PRINTS) because it determined other forms of financing provide greater flexibility.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

In late November 1998, MCN anticipates the issuance of $100 million of preferred securities. Proceeds from the preferred securities will be used to reduce short-term debt, to fund capital investments by Diversified Energy and for general corporate purposes.

In December 1998, MCN anticipates the issuance of $250 million of debt under a one-year term loan. Proceeds from the term loan will be used to repay short-term debt and for general corporate purposes. MCN intends to repay the term loan with proceeds from the sale of its E&P properties.

The following table sets forth the current ratings for securities issued by MCN and its subsidiaries:

                                                             STANDARD             DUFF &
                                                             & POOR'S   MOODY'S   PHELPS   FITCH
                                                             --------   -------   ------   -----
MCN:
  FELINE PRIDES............................................  BBB        Ba1       BBB      BBB
  Enhanced PRIDES..........................................  BBB        Baa3      BBB      BBB
  Preferred securities.....................................  BBB        Ba1       BBB      BBB
  PRINTS/SPRRCS............................................  BBB+       Baa3      BBB+     BBB+
MCNIC:
  Commercial paper*........................................  A2         P3        D2       F2
  Medium-term notes*.......................................  BBB        Baa3      BBB+     BBB
MichCon:
  Commercial paper.........................................  A2         P1        D1       F1
  First mortgage bonds.....................................  A-         A2        A+       A

* Ratings based on MCN support agreement.

DIVERSIFIED ENERGY
In March and April 1998, Diversified Energy issued remarketable debt securities generating net proceeds of $305.7 million (Note 6a). Proceeds from these issuances were used to reduce short-term debt incurred by the Diversified Energy group to fund capital investments and for general corporate purposes.

During April 1998, a subsidiary of MCN Investment Corporation retired early a $100 million five-year term loan because it determined that other forms of debt financing provide greater flexibility and lower costs.

In July 1998, MCNIC renewed its credit lines, which now allow for borrowings of up to $200 million under a 364-day revolving credit facility and up to $200 million under a three-year revolving credit facility. These facilities support MCNIC's $400 million commercial paper program, which is used to finance capital investments of the Diversified Energy group and working capital requirements of its gas marketing operations. During the first nine months of 1998, MCNIC borrowed $200 million under the credit facility and issued $48.5 million of commercial paper, leaving a balance of $395.8 million of bank debt and commercial paper outstanding. As of September 30, 1998, MCNIC has the ability to borrow an additional $4.2 million under its credit lines.

GAS DISTRIBUTION
MichCon maintains a relatively consistent amount of cash and cash equivalents through the use of short-term borrowings. Short-term borrowings are normally reduced in the first part of each year as gas inventories are depleted and funds are received from winter heating sales. During the latter part of the year, Michcon's short-term borrowings normally increase as funds are used to finance

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

increases in gas inventories and customer accounts receivable. To meet its seasonal short-term borrowing needs, MichCon normally issues commercial paper that is backed by credit lines with several banks. MichCon has established credit lines that allow for borrowings of up to $150 million under a 364-day revolving credit facility and up to $150 million under a three-year revolving credit facility, both of which were renewed in July 1998. During the first nine months of 1998, MichCon repaid $35.0 million of commercial paper, leaving borrowings of $201.7 million outstanding under this program at September 30, 1998.

In June 1998, MichCon issued remarketable debt securities generating net proceeds of $153.1 million (Note 6a). Proceeds were used to retire first mortgage bonds, fund capital expenditures and for general corporate purposes.

In October 1998, MichCon established a 60-day unsecured credit line that allows for borrowings of up to an additional $50 million.

During the 1998 second quarter, MichCon redeemed through a tender offer $89.7 million of long-term debt (Note 6b), and repaid $20 million of first mortgage bonds on their stated maturity date.

INVESTING ACTIVITIES
MCN's cash used for investing activities increased by $37.7 million in the 1998 nine-month period as compared to the same 1997 period. The increase was due primarily to additional capital investments, partially offset by cash received from the strategic sale of certain assets and the repayment of an advance to a Philippine power producer (Note 2a).

Capital investments equaled $636.6 million in the 1998 nine-month period compared to $613.6 million for the same period in 1997. The 1998 investments include significantly higher levels of

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

investments in Pipelines & Processing properties, as well as increased investments in domestic and international power generation projects.

                                                                 9 MONTHS
                                                              ---------------
                                                               1998     1997
                                                              ------   ------
CAPITAL INVESTMENTS (in Millions)
Consolidated Capital Expenditures:
  Diversified Energy........................................  $283.8   $261.5
  Gas Distribution..........................................   106.3     99.1
                                                              ------   ------
                                                               390.1    360.6
                                                              ------   ------
MCN's Share of Joint Venture Capital Expenditures:
  Pipelines & Processing....................................   166.1     70.3
  Energy Marketing, Gas Storage & Electric Power............    20.3     10.0
  Other.....................................................      .8      2.5
                                                              ------   ------
                                                               187.2     82.8
                                                              ------   ------
Acquisitions*...............................................    59.3    170.2
                                                              ------   ------
Total Capital Investments...................................  $636.6   $613.6
                                                              ======   ======

* Includes MCN's share of GTEC debt existing at the date of acquisition (Note
2b)

Total capital investments were partially funded with proceeds from the sale of certain E&P properties and joint venture investments that totaled $44 million during the 1998 nine-month period.

OUTLOOK
1998 capital investments estimated at $980 million -- MCN's strategic direction is to grow by investing in a diverse portfolio of energy-related projects. For 1998, MCN anticipates investing approximately $980 million, of which $200 million is expected to be in Gas Distribution and the remaining balance in Diversified Energy. The 1998 capital investments amount includes approximately $330 million related to MCN's E&P properties and coal fines project.

Although MCN's 1998 capital investments are estimated to be approximately $980 million, MCN's refocused strategic direction will result in more modest capital investments in future years of approximately $600 million to $700 million annually. These investments will be allocated approximately 25% within Gas Distribution, 35% within Pipelines & Processing, and 40% within Energy Marketing, Storage & Electric Power.

The proposed level of investments for 1998 and future years will increase capital requirements materially in excess of internally generated funds and require the issuance of additional debt and equity securities. MCN's actual capital requirements and general market conditions will dictate the timing and amount of future issuances. It is management's opinion that MCN and its subsidiaries will have sufficient capital resources, both internal and external, to meet anticipated capital and operating requirements.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

YEAR 2000

Background -- As a result of computer programs being written using two digits rather than four digits to define the year, any programs that have time sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This Year 2000 issue, if not addressed, could cause computer systems to malfunction and have a material adverse impact on MCN's operations and business processes. The effects of the Year 2000 issue are exacerbated as a result of companies' dependence on partners, operators, suppliers and government agencies.

Plan and State of Readiness -- MCN, aware of the Year 2000 potential impact, initiated a business systems replacement program in 1995. Additionally, MCN established a corporate-wide program in 1997 under the direction of a Year 2000 Project Office that reports regularly to the MCN Board of Directors. MCN has implemented a four-phase Year 2000 approach consisting of: i) inventory -- identification of the components of MCN's systems, equipment and facilities; ii) assessment -- assessing Year 2000 readiness and prioritizing the risks of items identified in the inventory phase; iii) remediation -- upgrading, repairing and replacing non-compliant systems, equipment and facilities; and iv) testing -- verifying items are Year 2000 ready. MCN is on schedule to have its mission critical business systems, and measurement and control systems (including embedded microprocessors) Year 2000 ready by mid-1999, as detailed below. MCN's business systems primarily consist of general ledger, payroll, customer billing and inventory control systems and their related hardware. MCN's measurement and control systems primarily consist of the "SCADA" system which measures and monitors the transportation and distribution of gas, as well as regulators, pressure controls and meters. The estimated completion status of these systems as of September 30, 1998 and the projected status for the future follows:

                                                   Inventory    Assessment    Remediation    Testing
                                                   ---------    ----------    -----------    -------
Business Systems:
  September 30, 1998...........................       95%           90%           10%          10%
  December 31, 1998............................      100%           95%           15%          15%
  March 31, 1999...............................      100%          100%           80%          70%
  June 30, 1999................................      100%          100%          100%         100%
Measurement and Control Systems:
  September 30, 1998...........................       95%           85%           30%          30%
  December 31, 1998............................      100%           90%           70%          60%
  March 31, 1999...............................      100%          100%          100%          90%
  June 30, 1999................................      100%          100%          100%         100%

MCN has also visited key partners, operators and suppliers to review their Year 2000 issues and share information. To the extent that any of these parties experience Year 2000 problems in their systems, the reliability of MCN's services may be adversely affected. The majority of MCN's key partners, operators and suppliers have completed their Year 2000 inventory and assessment phases. MCN is continuing to monitor the progress of these key partners, operators and suppliers toward their completion of the remediation and testing phases.

Cost of Remediation -- Costs associated with the Year 2000 issue are not expected to have a material adverse effect on MCN results of operation, liquidity and financial condition. The total costs are estimated to be between $5 million and $6 million of which approximately $3.0 million was incurred through September 1998. This estimate does not include MCN's share of Year 2000 costs that may be incurred by partnerships and joint ventures. The anticipated costs are not higher due in

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

part to the ongoing replacement of significant older systems. New systems in process of being installed, as well as those installed over the past few years, are Year 2000 ready. These systems were necessary to maintain a high level of customer satisfaction and to respond to changes in regulation and increased competition within the energy industry.

Risk and Contingency Planning -- MCN anticipates a relatively smooth transition to the Year 2000. However, the failure to correct a material Year 2000 problem could result in an interruption in or a failure of certain business activities and operations. Such interruptions or failures could have a material adverse effect on MCN's results of operations, liquidity and financial condition. Due to the uncertainty inherent in the Year 2000 issue, resulting in part from the uncertainty of the Year 2000 readiness of key partners, operators, suppliers and government agencies, MCN cannot certify that it will be unaffected by Year 2000 complications. MCN has addressed the Year 2000 risks of its business by prioritizing such risks based on the likely worst case scenarios and their impact on the business. Focusing first on the safety and welfare of MCN's customers and employees, two mission-critical processes were identified: gas supply and distribution, and leak management emergency response.

While MCN believes it will be able to remediate and test all internal systems that support these processes, it fully recognizes its dependence on partners, operators, suppliers and government agencies. In order to reduce its Year 2000 risk, MCN is developing contingency plans for mission-critical processes in the event of a Year 2000 complication. Through failure scenario identification, MCN's approach is to develop reasonable and practical contingency plans to maintain operations in case of non-performance. Contingency plans are being developed for these processes, highlighting plan objectives, test approaches, required equipment and resources, necessary personnel, schedules and locations, test procedures and expected results. Contingency plans are already in place for many scenarios and include manual intervention, and arrangements with multiple suppliers and service providers. Initial testing of MCN's contingency plans is scheduled to commence by December 1998. Contingency plans will continue to be refined throughout 1999 as MCN continues to work with partners, operators, suppliers and governmental agencies.

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

Derivative and Hedging Activities -- In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective for fiscal years beginning after June 15, 1999. SFAS

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Concluded)

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

FORWARD-LOOKING STATEMENTS

The Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve certain risks and uncertainties as set forth in MCN's 1997 Annual Report on Form 10-K. Additional factors that may impact forward-looking statements include MCN's dependence on partners, operators, suppliers and governmental agencies, and their ability to remediate their non-compliant systems to be Year 2000 ready.

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

                     MCN ENERGY GROUP INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF FINANCIAL POSITION (Unaudited)
--------------------------------------------------------------------------------

                                                                     SEPTEMBER 30,          DECEMBER 31,
                                                                ------------------------    ------------
                                                                   1998          1997           1997
(in Thousands)                                                  ----------    ----------    ------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents, at cost (which approximates
    market value)...........................................    $   60,031    $   41,251     $   39,495
  Accounts receivable, less allowance for doubtful accounts
    of $9,515, $16,819 and $15,711, respectively............       277,229       261,774        404,448
  Accrued unbilled revenues.................................        17,359        22,258         93,010
  Gas in inventory..........................................       200,399       124,097         56,777
  Property taxes assessed applicable to future periods......        33,115        27,712         67,879
  Accrued gas cost recovery revenues........................            --            --         12,862
  Other.....................................................        56,120        49,195         54,089
                                                                ----------    ----------     ----------
                                                                   644,253       526,287        728,560
                                                                ----------    ----------     ----------
DEFERRED CHARGES AND OTHER ASSETS
  Deferred income taxes.....................................        53,519            --             --
  Investments in debt and equity securities (Notes 2a and
    3a).....................................................        42,986        23,469         97,521
  Deferred swap losses and receivables (Note 8).............        45,033        45,888         51,023
  Deferred postretirement benefit costs.....................           619           662            651
  Deferred environmental costs..............................        30,655        30,134         30,234
  Prepaid benefit costs.....................................        96,550        65,708         80,242
  Other.....................................................        96,719        78,064         85,530
                                                                ----------    ----------     ----------
                                                                   366,081       243,925        345,201
                                                                ----------    ----------     ----------
INVESTMENTS IN AND ADVANCES TO JOINT VENTURES
  Pipelines & Processing....................................       488,536       236,391        323,597
  Energy Marketing, Gas Storage & Electric Power............       253,904       185,651        205,286
  Gas Distribution (Note 3c)................................           628         7,868          8,841
  Other.....................................................        19,354        20,101         19,252
                                                                ----------    ----------     ----------
                                                                   762,422       450,011        556,976
                                                                ----------    ----------     ----------
PROPERTY, PLANT AND EQUIPMENT
  Exploration & Production (Note 3a)........................     1,013,778     1,198,996      1,299,301
  Pipelines & Processing (Note 3b)..........................        38,703        29,180         47,037
  Gas Distribution (Note 3c)................................     2,869,897     2,764,762      2,813,434
  Other.....................................................        34,747        19,921         27,002
                                                                ----------    ----------     ----------
                                                                 3,957,125     4,012,859      4,186,774
Less -- Accumulated depreciation and depletion..............     1,603,223     1,449,830      1,488,050
                                                                ----------    ----------     ----------
                                                                 2,353,902     2,563,029    2,698,724..
                                                                ----------    ----------     ----------
                                                                $4,126,658    $3,783,252     $4,329,461
                                                                ==========    ==========     ==========
--------------------------------------------------------------------------------------------------------

The notes to the consolidated financial statements are an integral part of this statement.

                     MCN ENERGY GROUP INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF FINANCIAL POSITION (Unaudited)
--------------------------------------------------------------------------------

                                                                     SEPTEMBER 30,          DECEMBER 31,
                                                                ------------------------    ------------
                                                                   1998          1997           1997
(in Thousands)                                                  ----------    ----------    ------------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable..........................................    $  297,771    $  203,023     $  326,756
  Notes payable.............................................       414,957        75,797        401,726
  Current portion of long-term debt and capital lease
    obligations.............................................       269,499        29,961         36,878
  Federal income, property and other taxes payable..........        55,020        44,165         91,712
  Deferred gas cost recovery revenues.......................        23,899           646             --
  Gas payable...............................................        50,302         5,561          8,317
  Customer deposits.........................................        16,829        14,045         16,382
  Other.....................................................        92,400        84,359        101,630
                                                                ----------    ----------     ----------
                                                                 1,220,677       457,557        983,401
                                                                ----------    ----------     ----------
DEFERRED CREDITS AND OTHER LIABILITIES
  Deferred income taxes.....................................            --       161,697        153,159
  Unamortized investment tax credit.........................        31,641        33,514         33,046
  Tax benefits amortizable to customers.....................       132,676       123,746        123,365
  Deferred swap gains and payables (Note 8).................        38,556        42,824         41,717
  Accrued environmental costs...............................        35,000        35,000         35,000
  Minority interest.........................................        11,948        17,532         19,188
  Other.....................................................        64,454        66,811         69,889
                                                                ----------    ----------     ----------
                                                                   314,275       481,124        475,364
                                                                ----------    ----------     ----------
LONG-TERM DEBT, including capital lease obligations (Note
  6)........................................................     1,402,526     1,220,394      1,212,564
                                                                ----------    ----------     ----------
MCN-OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF
  SUBSIDIARIES HOLDING SOLELY DEBENTURES OF MCN (Note 6b)...       405,481       505,048        505,104
                                                                ----------    ----------     ----------
CONTINGENCIES (Note 9)
COMMON SHAREHOLDERS' EQUITY
  Common stock..............................................           791           781            782
  Additional paid-in capital................................       813,809       796,705        806,997
  Retained earnings.........................................         6,179       344,489        374,807
  Accumulated other comprehensive loss (Note 10)............       (14,792)         (810)        (7,519)
  Yield enhancement, contract and issuance costs............       (22,288)      (22,036)       (22,039)
                                                                ----------    ----------     ----------
                                                                   783,699     1,119,129      1,153,028
                                                                ----------    ----------     ----------
                                                                $4,126,658    $3,783,252     $4,329,461
                                                                ==========    ==========     ==========
--------------------------------------------------------------------------------------------------------

The notes to the consolidated financial statements are an integral part of this statement.

                     MCN ENERGY GROUP INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENT OF INCOME (LOSS) (Unaudited)
--------------------------------------------------------------------------------

                                                    THREE MONTHS ENDED       NINE MONTHS ENDED        TWELVE MONTHS ENDED
                                                      SEPTEMBER 30,            SEPTEMBER 30,             SEPTEMBER 30,
                                                   --------------------   -----------------------   -----------------------
                                                     1998        1997        1998         1997         1998         1997
    (in Thousands, Except Per Share Amounts)       ---------   --------   ----------   ----------   ----------   ----------
OPERATING REVENUES...............................  $ 351,145   $327,817   $1,458,819   $1,504,503   $2,162,183   $2,113,358
                                                   ---------   --------   ----------   ----------   ----------   ----------
OPERATING EXPENSES
  Cost of gas....................................    201,663    174,141      847,823      873,706    1,295,187    1,244,113
  Operation and maintenance......................     90,712     90,678      277,215      284,364      386,192      393,209
  Depreciation, depletion and amortization.......     44,231     45,904      135,478      134,845      182,245      172,841
  Property and other taxes.......................     15,542     16,241       54,255       57,469       72,277       76,256
  Property write-downs (Note 3)..................    246,436         --      579,458           --      579,458           --
  Restructuring charges (Note 4).................     12,860         --       12,860           --       12,860           --
                                                   ---------   --------   ----------   ----------   ----------   ----------
                                                     611,444    326,964    1,907,089    1,350,384    2,528,219    1,886,419
                                                   ---------   --------   ----------   ----------   ----------   ----------
OPERATING INCOME (LOSS)..........................   (260,299)       853     (448,270)     154,119     (366,036)     226,939
                                                   ---------   --------   ----------   ----------   ----------   ----------
EQUITY IN EARNINGS OF JOINT VENTURES.............     17,963     17,349       46,561       42,180       60,040       48,259
                                                   ---------   --------   ----------   ----------   ----------   ----------
OTHER INCOME AND (DEDUCTIONS)
  Interest income................................      2,496      2,313        8,659        6,689       13,136        8,756
  Interest on long-term debt.....................    (24,392)   (18,128)     (62,345)     (58,179)     (79,336)     (74,835)
  Other interest expense.........................     (4,991)      (332)     (16,654)      (6,956)     (20,981)     (10,920)
  Dividends on preferred securities of
    subsidiaries.................................     (8,178)    (9,778)     (27,162)     (21,336)     (36,916)     (25,424)
  Investment losses (Notes 3a and 3c)............     (8,500)        --      (14,635)          --      (14,635)          --
  Gains related to DIGP (Note 2c)................         --      2,398           --        2,398           --        4,796
  Minority interest..............................      7,275       (547)       6,030       (1,514)       5,580       (1,487)
  Other..........................................        134      2,836       14,095        5,416       17,040        3,333
                                                   ---------   --------   ----------   ----------   ----------   ----------
                                                     (36,156)   (21,238)     (92,012)     (73,482)    (116,112)     (95,781)
                                                   ---------   --------   ----------   ----------   ----------   ----------
INCOME (LOSS) BEFORE INCOME TAXES................   (278,492)    (3,036)    (493,721)     122,817     (422,108)     179,417
INCOME TAX PROVISION (BENEFIT)...................   (101,341)    (4,255)    (186,980)      30,753     (165,609)      45,642
                                                   ---------   --------   ----------   ----------   ----------   ----------
NET INCOME (LOSS)................................  $(177,151)  $  1,219   $ (306,741)  $   92,064   $ (256,499)  $  133,775
                                                   =========   ========   ==========   ==========   ==========   ==========
EARNINGS (LOSS) PER SHARE (NOTE 5)
  Basic..........................................  $   (2.24)  $    .02   $    (3.90)  $     1.29   $    (3.27)  $     1.90
                                                   =========   ========   ==========   ==========   ==========   ==========
  Diluted........................................  $   (2.24)  $    .02   $    (3.90)  $     1.27   $    (3.27)  $     1.86
                                                   =========   ========   ==========   ==========   ==========   ==========
AVERAGE COMMON SHARES OUTSTANDING
  Basic..........................................     78,938     78,026       78,689       71,289       78,531       70,268
                                                   =========   ========   ==========   ==========   ==========   ==========
  Diluted........................................     78,938     79,461       78,689       75,461       78,531       73,666
                                                   =========   ========   ==========   ==========   ==========   ==========
DIVIDENDS DECLARED PER SHARE.....................  $   .2550   $  .2425   $    .7650   $    .7275   $   1.0200   $    .9700
                                                   =========   ========   ==========   ==========   ==========   ==========
---------------------------------------------------------------------------------------------------------------------------

            CONSOLIDATED STATEMENT OF RETAINED EARNINGS (Unaudited)
--------------------------------------------------------------------------------

                                                    THREE MONTHS ENDED       NINE MONTHS ENDED        TWELVE MONTHS ENDED
                                                      SEPTEMBER 30,            SEPTEMBER 30,             SEPTEMBER 30,
                                                   --------------------   -----------------------   -----------------------
                                                     1998        1997        1998         1997         1998         1997
(in Thousands)                                     ---------   --------   ----------   ----------   ----------   ----------
BALANCE -- BEGINNING OF PERIOD...................  $ 203,776   $362,570   $  374,807   $  305,352   $  344,489   $  280,478
ADD -- NET INCOME (LOSS).........................   (177,151)     1,219     (306,741)      92,064     (256,499)     133,775
                                                   ---------   --------   ----------   ----------   ----------   ----------
                                                      26,625    363,789       68,066      397,416       87,990      414,253
DEDUCT -- CASH DIVIDENDS DECLARED................     20,446     19,300       61,887       52,927       81,811       69,764
                                                   ---------   --------   ----------   ----------   ----------   ----------
BALANCE -- END OF PERIOD.........................  $   6,179   $344,489   $    6,179   $  344,489   $    6,179   $  344,489
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

                     MCN ENERGY GROUP INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
--------------------------------------------------------------------------------

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                              ---------------------
                                                                1998        1997
(in Thousands)                                                ---------   ---------
CASH FLOW FROM OPERATING ACTIVITIES
  Net income (loss).........................................  $(306,741)  $  92,064
  Adjustments to reconcile net income (loss) to net cash
    provided from operating activities
    Depreciation, depletion and amortization
      Per statement of income...............................    135,478     134,845
      Charged to other accounts.............................      5,990       5,695
    Property write-downs, net of taxes and minority interest
     (Note 3)...............................................    371,728          --
    Investment losses, net of taxes (Note 3)................      9,512          --
    Restructuring charges, net of taxes (Note 4)............      8,358          --
    Deferred income taxes -- current........................    (11,994)    (27,410)
    Deferred income taxes and investment tax credit, net....     14,779      17,704
    Equity in earnings of joint ventures, net of
     distributions..........................................    (30,344)    (12,054)
    Other...................................................     (9,331)     (3,457)
    Changes in assets and liabilities, exclusive of changes
     shown separately.......................................     50,063      78,036
                                                              ---------   ---------
      Net cash provided from operating activities...........    237,498     285,423
                                                              ---------   ---------
CASH FLOW FROM FINANCING ACTIVITIES
  Notes payable, net........................................    103,588    (257,929)
  Dividends paid............................................    (61,887)    (52,927)
  Issuance of common stock..................................     14,742     290,626
  Issuance of preferred securities..........................         --     326,521
  Issuance of long-term debt (Note 6a)......................    458,761     273,241
  Long-term commercial paper, net...........................    109,643    (261,822)
  Retirement of long-term debt and preferred securities
    (Note 6b)...............................................   (326,194)   (106,073)
  Other.....................................................      8,243          --
                                                              ---------   ---------
      Net cash provided from financing activities...........    306,896     211,637
                                                              ---------   ---------
CASH FLOW FROM INVESTING ACTIVITIES
  Capital expenditures......................................   (390,067)   (359,023)
  Acquisitions (Note 2b)....................................    (36,731)   (128,206)
  Investment in debt and equity securities, net (Note 2a)...     46,286      12,113
  Investment in joint ventures..............................   (166,977)    (67,352)
  Sale of property and joint venture interests..............     44,034      38,604
  Other.....................................................    (20,403)     17,593
                                                              ---------   ---------
      Net cash used for investing activities................   (523,858)   (486,271)
                                                              ---------   ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS...................     20,536      10,789
CASH AND CASH EQUIVALENTS, JANUARY 1........................     39,495      30,462
                                                              ---------   ---------
CASH AND CASH EQUIVALENTS, SEPTEMBER 30.....................  $  60,031   $  41,251
                                                              =========   =========
CHANGES IN ASSETS AND LIABILITIES, EXCLUSIVE OF CHANGES
  SHOWN SEPARATELY
  Accounts receivable, net..................................  $ 115,267   $  99,357
  Accrued unbilled revenues.................................     75,651      86,251
  Gas in inventory..........................................   (143,622)    (44,936)
  Property taxes assessed applicable to future periods......     34,764      32,254
  Accrued/deferred gas cost recovery revenues, net..........     36,761      28,318
  Accounts payable..........................................    (27,495)   (114,899)
  Federal income, property and other taxes payable..........    (36,664)    (53,481)
  Gas payable...............................................     41,985       2,768
  Prepaid benefit costs.....................................    (16,276)     (1,563)
  Other current assets and liabilities, net.................     (9,210)     23,906
  Other deferred assets and liabilities, net................    (21,098)     20,061
                                                              ---------   ---------
                                                              $  50,063   $  78,036
                                                              =========   =========
SUPPLEMENTAL DISCLOSURES
  Cash paid during the year for:
    Interest, net of amounts capitalized....................  $  90,088   $  82,470
    Federal income taxes....................................     11,700      22,500

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

     B. TORRENT POWER LIMITED
     In 1997, MCN acquired a 40% interest in the common equity of Torrent Power Limited (TPL), an Indian joint venture that holds minority interests in electric distribution companies and power generation facilities located in the state of Gujarat, India. In March 1998, MCN paid approximately $5,600,000 representing the remaining amount due on its initial acquisition commitment. Also in March 1998, MCN acquired preference shares in TPL for approximately $7,600,000 to fund TPL's additional 4.7% investment in Gujarat Torrent Energy Corporation (GTEC). GTEC is a company formed to build, own and operate a 655 MW dual-fuel facility that has begun generating electricity and is expected to be fully operational in late November 1998.

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

3. PROPERTY WRITE-DOWNS AND INVESTMENT LOSSES

     A. EXPLORATION & PRODUCTION (E&P)

     Property -- During the third and second quarters of 1998, MCN recognized write-downs of its gas and oil properties under the full cost method of accounting of $83,955,000 pre-tax ($54,570,000 net of taxes) and $333,022,000 pre-tax ($216,465,000 net of taxes), respectively. These write-downs were due primarily to lower gas and oil prices and the under-performance of certain exploration properties. Gas and oil prices have historically been impacted by temporary declines. Under the full cost method of accounting as prescribed by the Securities and Exchange Commission, MCN's capitalized exploration and development costs at September 30, 1998 and June 30, 1998 exceeded the full cost "ceiling," resulting in the excess being written off to income. The ceiling is the sum of discounted future net cash flows from the production of proved gas and oil reserves, and the lower of cost or estimated fair value of unproved properties, net of related income tax effects. Future net cash flows are required to be estimated based on end-of-quarter prices and costs, unless contractual arrangements exist, even if any price decline is temporary. A significant portion of the write-down for the 1998 second quarter is due to lower-than-expected exploratory drilling results.

     Investment -- During the second quarter of 1998, MCN recognized a $6,135,000 pre-tax ($3,987,000 net of taxes) loss from the write-down of an investment in the common stock of an E&P company. The loss is due to a decline in the fair value of the securities which is not considered temporary.

     B. PIPELINES & PROCESSING

     Property -- During the third quarter of 1998, MCN recorded an impairment loss relating to its coal fines project totaling $133,782,000 pre-tax ($86,959,000 net of taxes). MCN completed the construction of six coal fines plants in June 1998 which are designed to recover particles of coal that have been a waste by-product of coal mining and then process the particles to create coal briquettes for resale. The economic viability of the venture is dependent on the briquettes qualifying for synthetic fuel tax credits and MCN's ability to utilize or sell such credits. Although the plants were in service by June 30, 1998, the date specified for qualification for the tax credits, operating delays at the plants in the 1998 third quarter have significantly increased the possibility that the Internal Revenue Service will challenge the project's eligibility for tax credits. In addition, there is uncertainty as to whether MCN would be able to utilize or sell the credits. Without the credits, the project is not expected to generate positive cash flows. These factors led to MCN's decision to record an impairment loss related to the project.

     During the third quarter of 1998, MCN recorded an impairment loss of $3,899,000 pre-tax ($2,534,000 net of taxes) relating to an acquired out-of-service pipeline in Michigan. This pipeline was acquired, along with easements and rights-of-way, for future development. In the 1998 third quarter, MCN reviewed the developmental business alternatives for these assets, and as a result, has determined that the development of these assets is unlikely, and accordingly, recorded an impairment loss.

     C. GAS DISTRIBUTION

     Property -- During the third quarter of 1998, MichCon recognized a $24,800,000 loss ($11,200,000 net of taxes and minority interest) from the write-down of a gas gathering pipeline system. As a result of the need to divert certain untreated gas away from the gathering system, a new gas reserve analysis was performed in the third quarter of 1998. This analysis revealed that projected cash flows from the gathering system were not sufficient to cover the system's book value, and therefore, an impairment loss was recorded.

     Investment -- During the third quarter of 1998, MCN recognized an $8,500,000 pre-tax ($5,525,000 net of taxes) loss from the write-down of a joint venture investment in a small gas distribution company located in Missouri. As a result of MCN's refocused strategic direction,

     MCN has decided to sell this investment. The loss represents the amount by which the carrying value exceeded the estimated fair value of the investment at September 30, 1998.

4. RESTRUCTURING CHARGES

During the third quarter of 1998, MCN initiated a two-part corporate restructuring and recorded a combined restructuring charge that totaled $12,860,000 pre-tax ($8,358,000 net of taxes).

Corporate -- The first part consists of a corporate realignment designed to improve operating efficiencies through a more streamlined organizational structure and totaled $10,390,000 pre-tax. The realignment includes the reduction of 37 employees resulting in severance and termination benefits of $4,714,000 pre-tax. Also included in the charge was $5,676,000 pre-tax relating to net lease expenses and the write-down of fixed assets consisting of leasehold improvements, office equipment and information systems. As of September 30, 1998 no payments have been made against these restructuring accruals. The severance and termination benefits will be paid through 2000 while the costs accrued for net lease expenses are expected to be paid over the related lease terms which expire through 2006.

Electric Power -- The second part of the corporate restructuring relates to a revised international investment strategy whereby MCN will primarily limit future international capital investments to amounts required to fulfill existing commitments. As a result of this revised strategy, MCN exited certain international power projects and recorded a charge of $2,470,000 pre-tax, primarily related to costs that had been incurred on these exited projects.

5. EARNINGS PER SHARE COMPUTATION

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

A reconciliation of both calculations follows:

                                                                         WEIGHTED
                                                                         AVERAGE            EARNINGS
                                                                          COMMON             (LOSS)
                                              NET INCOME (LOSS)           SHARES            PER SHARE
                                            ---------------------    ----------------    ---------------
                                              1998         1997       1998      1997      1998     1997
                                            ---------    --------    ------    ------    ------    -----
(in Thousands, Except Per Share Amounts)
THREE MONTHS ENDED SEPTEMBER 30
  Basic EPS.............................    $(177,151)   $  1,219    78,938    78,026    $(2.24)   $ .02
                                                                                         ------    -----
  Effect of Dilutive Securities:
     FELINE PRIDES......................           --          --        --        --
     Enhanced PRIDES....................           --          54        --       630
     Stock-based compensation plans.....           --          --        --       805
                                            ---------    --------    ------    ------
  Diluted EPS...........................    $(177,151)   $  1,273    78,938    79,461    $(2.24)   $ .02
                                            =========    ========    ======    ======    ------    -----
NINE MONTHS ENDED SEPTEMBER 30
  Basic EPS.............................    $(306,741)   $ 92,064    78,689    71,289    $(3.90)   $1.29
                                                                                         ------    -----
  Effect of Dilutive Securities:
     FELINE PRIDES......................           --       3,262        --     2,985
     Enhanced PRIDES....................           --         177        --       442
     Stock-based compensation plans.....           --          --        --       745
                                            ---------    --------    ------    ------
  Diluted EPS...........................    $(306,741)   $ 95,503    78,689    75,461    $(3.90)   $1.27
                                            =========    ========    ======    ======    ------    -----
TWELVE MONTHS ENDED SEPTEMBER 30
  Basic EPS.............................    $(256,499)   $133,775    78,531    70,268    $(3.27)   $1.90
                                                                                         ------    -----
  Effect of Dilutive Securities:
     FELINE PRIDES......................           --       3,262        --     2,239
     Enhanced PRIDES....................           --         250        --       373
     Stock-based compensation plans.....           --          --        --       786
                                            ---------    --------    ------    ------
  Diluted EPS...........................    $(256,499)   $137,287    78,531    73,666    $(3.27)   $1.86
                                            =========    ========    ======    ======    ------    -----

6. CAPITALIZATION

     A. ISSUANCES OF LONG-TERM DEBT

     Diversified Energy -- In 1998, MCN Investment Corporation (MCNIC) issued $100,000,000 of 6.3%, $100,000,000 of 6.35%, and $100,000,000 of 6.375%
     remarketable debt securities due April 2011, April 2012 and April 2008, respectively. These securities are senior unsecured obligations of MCNIC and are subject to a support agreement between MCN and MCNIC, under which MCN will provide funds to MCNIC to make payments of interest and principal in the event of default by MCNIC.

     The securities are structured such that at a specified future remarketing date the remarketing agents may elect to remarket the securities whereby the annual interest rate will be reset. MCNIC received option premiums in return for the remarketing option. If the remarketing agents elect not to remarket the securities, MCNIC will be required to repurchase the securities at their principal amounts. The option premiums received net of financing costs incurred, totaled $5,709,000, and are being amortized to income over the life of the debt. The remarketing dates are April 2, 2001, April 2, 2002 and April 1, 2003 for the 6.3% securities, the 6.35% securities, and the 6.375% securities, respectively.

     Gas Distribution -- In 1998, MichCon issued $75,000,000 of 6.2% and $75,000,000 of 6.45% remarketable debt securities, both of which have stated maturities of June 2038. These securities are "fall-away mortgage" debt, and as such, are secured debt as long as MichCon's current first mortgage bonds are outstanding and become senior unsecured debt thereafter.

     The securities are structured such that the interest rates of the issues can be reset at various remarketing dates over the life of the debt. The initial remarketing date is June 30, 2003 for the 6.2% debt and June 30, 2008 for the 6.45% debt. MichCon received an option premium in return for granting options to underwriters to reset the interest rate for a period of ten years at the initial remarketing date. The option premiums received for these securities, net of financing costs incurred, totaled $3,052,000. The option premiums are being amortized to income over the initial interest and corresponding option periods. If the underwriters elect not to exercise their reset options, the securities become subject to the remarketing feature. If MichCon and the remarketing agent cannot agree on an interest rate or the remarketing agent is unable to remarket the securities, MichCon will be required to repurchase the securities at their principal amounts.

     B. REDEMPTIONS OF PREFERRED SECURITIES AND LONG-TERM DEBT

     Diversified Energy -- In the 1998 second quarter, MCN Financing V, a wholly owned business trust of MCN, redeemed $100,000,000 of 6.3% preferred securities. Also in the 1998 second quarter, MCNIC Oil & Gas Company, a subsidiary of MCNIC, retired early a $100,000,000 five-year term loan.

     Gas Distribution -- During the second quarter of 1998, MichCon redeemed through a tender offer $37,000,000 of the outstanding $55,000,000 balance of 9.125% first mortgage bonds due 2004, and $52,686,000 of the outstanding $70,000,000 balance of 8% first mortgage bonds due 2002.

7. LINES OF CREDIT

As discussed in MCN's 1997 Annual Report on Form 10-K, MCNIC and MichCon maintain credit lines totaling $700,000,000 to support their commercial paper programs. In July 1998, MCNIC renewed its credit lines that allow for borrowings of up to $200,000,000 under a 364-day revolving credit facility and up to $200,000,000 under a three-year revolving credit facility. In July 1998, MichCon renewed its credit lines that allow for borrowings of up to $150,000,000 under a 364-day revolving credit facility and up to $150,000,000 under a three-year revolving credit facility.

In October 1998, MichCon established a 60-day unsecured credit line that allows for borrowings of up to $50,000,000. This facility will terminate upon execution of a $250,000,000 one-year term loan by MCN which is expected to be completed in December 1998.

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

                                                              SEPTEMBER 30,          DECEMBER 31,
                                                           --------------------      ------------
                                                            1998         1997            1997
(in Thousands)                                             -------      -------      ------------
DEFERRED SWAP LOSSES AND RECEIVABLES
  Unrealized losses......................................  $31,923      $33,539        $34,736
  Receivables............................................   13,776       12,349         16,683
                                                           -------      -------        -------
                                                            45,699       45,888         51,419
  Less -- Current portion................................      666           --            396
                                                           -------      -------        -------
                                                           $45,033      $45,888        $51,023
                                                           =======      =======        =======
DEFERRED SWAP GAINS AND PAYABLES
  Unrealized gains.......................................  $13,024      $ 8,501        $15,005
  Payables...............................................   36,890       49,317         41,164
                                                           -------      -------        -------
                                                            49,914       57,818         56,169
  Less -- Current portion................................   11,358       14,994         14,452
                                                           -------      -------        -------
                                                           $38,556      $42,824        $41,717
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

10. COMPREHENSIVE INCOME (LOSS)

MCN has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" which establishes standards for the reporting and display of comprehensive income. Comprehensive income is defined as the change in common shareholder's equity during a period from transactions and events from nonowner sources, including net income. Other items of comprehensive income include revenues, expenses, gains and losses that are excluded from net income. Total comprehensive income (loss) for the applicable periods is as follows:

                                     THREE MONTHS ENDED      NINE MONTHS ENDED    TWELVE MONTHS ENDED
                                        SEPTEMBER 30,          SEPTEMBER 30,         SEPTEMBER 30,
                                    ---------------------   -------------------   --------------------
                                      1998          1997      1998       1997       1998        1997
          (in Thousands)            ---------      ------   ---------   -------   ---------   --------
Net income (loss).................  $(177,151)     $1,219   $(306,741)  $92,064   $(256,499)  $133,775
                                    ---------      ------   ---------   -------   ---------   --------
Other comprehensive loss, net of
  taxes:
  Foreign currency translation
     adjustment...................        (85)       (754)     (5,898)     (767)    (11,423)      (781)
                                    ---------      ------   ---------   -------   ---------   --------
  Unrealized losses on securities:
     Unrealized losses during
       period.....................     (2,559)         --      (5,362)       --      (6,546)        --
     Less: Reclassification for
       losses recognized in net
       income.....................         --          --       3,987        --       3,987         --
                                    ---------      ------   ---------   -------   ---------   --------
                                       (2,559)         --      (1,375)       --      (2,559)        --
                                    ---------      ------   ---------   -------   ---------   --------
Total other comprehensive loss,
  net of taxes....................     (2,644)       (754)     (7,273)     (767)    (13,982)      (781)
                                    ---------      ------   ---------   -------   ---------   --------
Total comprehensive income
  (loss)..........................  $(179,795)     $  465   $(314,014)  $91,297   $(270,481)  $132,994
                                    =========      ======   =========   =======   =========   ========

11. CONSOLIDATING FINANCIAL STATEMENTS

Debt securities issued by MCNIC are subject to a support agreement between MCN and MCNIC, under which MCN has committed to make payments of interest and principal on MCNIC's securities in the event of failure to pay by MCNIC. Under the terms of the support agreement, the assets of MCN, other than MichCon, and any cash dividends paid to MCN by any of its subsidiaries are available as recourse to holders of MCNIC's securities. The carrying value of MCN's assets on an unconsolidated basis, primarily investments in its subsidiaries other than MichCon, is $695,987,000 at September 30, 1998.

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

              CONSOLIDATING STATEMENTS OF INCOME (LOSS)(Unaudited)

                                                        MCN                               ELIMINATIONS
                                                     AND OTHER                                AND        CONSOLIDATED
                                                    SUBSIDIARIES     MCNIC     MICHCON     RECLASSES        TOTAL
                                                    ------------     -----     -------    ------------   ------------
(in Thousands)                                                    THREE MONTHS ENDED SEPTEMBER 30, 1998
                                                    -----------------------------------------------------------------
OPERATING REVENUES................................   $   1,634     $ 228,949   $122,428     $ (1,866)     $ 351,145
                                                     ---------     ---------   --------     --------      ---------
OPERATING EXPENSES
  Cost of gas.....................................         931       170,696    31,143        (1,107)       201,663
  Operation and maintenance.......................      (8,742)       42,791    57,422          (759)        90,712
  Depreciation, depletion and amortization........         696        20,562    22,973            --         44,231
  Property and other taxes........................         360         3,095    12,087            --         15,542
  Property write-downs............................          --       221,636    24,800            --        246,436
  Restructuring charges...........................       8,669         4,191        --            --         12,860
                                                     ---------     ---------   --------     --------      ---------
                                                         1,914       462,971   148,425        (1,866)       611,444
                                                     ---------     ---------   --------     --------      ---------
OPERATING LOSS....................................        (280)     (234,022)  (25,997)           --       (260,299)
                                                     ---------     ---------   --------     --------      ---------
EQUITY IN EARNINGS (LOSSES) OF JOINT VENTURES AND
  SUBSIDIARIES....................................    (171,516)       17,896       511       171,072         17,963
                                                     ---------     ---------   --------     --------      ---------
OTHER INCOME AND (DEDUCTIONS)
  Interest income.................................       8,447         1,149     1,639        (8,739)         2,496
  Interest on long-term debt......................          91       (13,508)  (10,975)           --        (24,392)
  Other interest expense..........................        (445)      (11,244)   (2,001)        8,699         (4,991)
  Dividends on preferred securities of
    subsidiaries..................................          --            --        --        (8,178)        (8,178)
  Investment losses...............................      (8,500)           --        --            --         (8,500)
  Minority interest...............................          --           225     7,050            --          7,275
  Other...........................................          17          (412)      529            --            134
                                                     ---------     ---------   --------     --------      ---------
                                                          (390)      (23,790)   (3,758)       (8,218)       (36,156)
                                                     ---------     ---------   --------     --------      ---------
LOSS BEFORE INCOME TAXES..........................    (172,186)     (239,916)  (29,244)      162,854       (278,492)
INCOME TAX BENEFIT................................      (3,254)      (87,181)  (10,906)           --       (101,341)
                                                     ---------     ---------   --------     --------      ---------
NET LOSS..........................................    (168,932)     (152,735)  (18,338)      162,854       (177,151)
DIVIDENDS ON PREFERRED SECURITIES.................       8,178            --        --        (8,178)            --
                                                     ---------     ---------   --------     --------      ---------
NET LOSS AVAILABLE FOR COMMON STOCK...............   $(177,110)    $(152,735)  $(18,338)    $171,032      $(177,151)
                                                     =========     =========   ========     ========      =========

                                                                  THREE MONTHS ENDED SEPTEMBER 30, 1997
                                                    -----------------------------------------------------------------
OPERATING REVENUES................................   $   1,853     $ 208,649   $119,114     $ (1,799)     $ 327,817
                                                     ---------     ---------   --------     --------      ---------
OPERATING EXPENSES
  Cost of gas.....................................       1,050       146,284    27,848        (1,041)       174,141
  Operation and maintenance.......................       1,217        26,410    63,809          (758)        90,678
  Depreciation, depletion and amortization........         578        19,167    26,159            --         45,904
  Property and other taxes........................         321         3,253    12,667            --         16,241
                                                     ---------     ---------   --------     --------      ---------
                                                         3,166       195,114   130,483        (1,799)       326,964
                                                     ---------     ---------   --------     --------      ---------
OPERATING INCOME (LOSS)...........................      (1,313)       13,535   (11,369)           --            853
                                                     ---------     ---------   --------     --------      ---------
EQUITY IN EARNINGS OF JOINT VENTURES AND
  SUBSIDIARIES....................................       2,463        16,960       212        (2,286)        17,349
                                                     ---------     ---------   --------     --------      ---------
OTHER INCOME AND (DEDUCTIONS)
  Interest income.................................      10,819         1,460     1,144       (11,110)         2,313
  Interest on long-term debt......................          88        (6,557)  (11,659)           --        (18,128)
  Other interest expense..........................        (252)      (10,190)   (1,033)       11,143           (332)
  Dividends on preferred securities of
    subsidiaries..................................          --            --        --        (9,778)        (9,778)
  Gains related to DIGP...........................          --         2,398        --            --          2,398
  Minority interest...............................          --           (24)     (523)           --           (547)
  Other...........................................          28         2,042       766            --          2,836
                                                     ---------     ---------   --------     --------      ---------
                                                        10,683       (10,871)  (11,305)       (9,745)       (21,238)
                                                     ---------     ---------   --------     --------      ---------
INCOME (LOSS) BEFORE INCOME TAXES.................      11,833        19,624   (22,462)      (12,031)        (3,036)
INCOME TAX PROVISION (BENEFIT)....................         163         2,008    (6,426)           --         (4,255)
                                                     ---------     ---------   --------     --------      ---------
NET INCOME (LOSS).................................      11,670        17,616   (16,036)      (12,031)         1,219
DIVIDENDS ON PREFERRED SECURITIES.................       9,778            --        --        (9,778)            --
                                                     ---------     ---------   --------     --------      ---------
NET INCOME (LOSS) AVAILABLE FOR COMMON STOCK......   $   1,892     $  17,616   $(16,036)    $ (2,253)     $   1,219
                                                     =========     =========   ========     ========      =========

             CONSOLIDATING STATEMENTS OF INCOME (LOSS) (Unaudited)

                                                        MCN                                ELIMINATIONS
                                                     AND OTHER                                 AND        CONSOLIDATED
                                                    SUBSIDIARIES     MCNIC      MICHCON     RECLASSES        TOTAL
                                                    ------------     -----      -------    ------------   ------------
(in Thousands)                                                     NINE MONTHS ENDED SEPTEMBER 30, 1998
                                                    ------------------------------------------------------------------
OPERATING REVENUES................................   $  10,303     $  734,031  $724,442     $  (9,957)     $1,458,819
                                                     ---------     ----------  --------     ---------      ----------
OPERATING EXPENSES
  Cost of gas.....................................       5,374        542,047   306,244        (5,842)        847,823
  Operation and maintenance.......................      (8,502)       108,320   181,512        (4,115)        277,215
  Depreciation, depletion and amortization........       2,035         64,533    68,910            --         135,478
  Property and other taxes........................       1,531          9,382    43,342            --          54,255
  Property write-downs............................          --        554,658    24,800            --         579,458
  Restructuring charges...........................       8,669          4,191        --            --          12,860
                                                     ---------     ----------   --------    ---------      ----------
                                                         9,107      1,283,131   624,808        (9,957)      1,907,089
                                                     ---------     ----------   --------    ---------      ----------
OPERATING INCOME (LOSS)...........................       1,196       (549,100)   99,634            --        (448,270)
                                                     ---------     ----------   --------    ---------      ----------
EQUITY IN EARNINGS (LOSSES) OF JOINT VENTURES AND
  SUBSIDIARIES....................................    (302,203)        46,062     1,461       301,241          46,561
                                                     ---------     ----------   --------    ---------      ----------
OTHER INCOME AND (DEDUCTIONS)
  Interest income.................................      28,019          5,314     3,573       (28,247)          8,659
  Interest on long-term debt......................         494        (29,145)  (33,694)           --         (62,345)
  Other interest expense..........................      (1,104)       (36,647)   (7,149)       28,246         (16,654)
  Dividends on preferred securities of
    subsidiaries..................................          --             --        --       (27,162)        (27,162)
  Investment losses...............................      (8,500)        (6,135)       --            --         (14,635)
  Minority interest...............................          --            123     5,907            --           6,030
  Other...........................................        (490)        13,350     1,235            --          14,095
                                                     ---------     ----------   --------    ---------      ----------
                                                        18,419        (53,140)  (30,128)      (27,163)        (92,012)
                                                     ---------     ----------   --------    ---------      ----------
INCOME (LOSS) BEFORE INCOME TAXES.................    (282,588)      (556,178)   70,967       274,078        (493,721)
INCOME TAX PROVISION (BENEFIT)....................      (3,010)      (208,597)   24,627            --        (186,980)
                                                     ---------     ----------   --------    ---------      ----------
NET INCOME (LOSS).................................    (279,578)      (347,581)   46,340       274,078        (306,741)
DIVIDENDS ON PREFERRED SECURITIES.................      27,162             --        --       (27,162)             --
                                                     ---------     ----------   --------    ---------      ----------
NET INCOME (LOSS) AVAILABLE FOR COMMON STOCK......   $(306,740)    $ (347,581)  $46,340     $ 301,240      $ (306,741)
                                                     =========     ==========   ========    =========      ==========

                                                                   NINE MONTHS ENDED SEPTEMBER 30, 1997
                                                    ------------------------------------------------------------------
OPERATING REVENUES................................   $  11,943     $  645,990  $856,359     $  (9,789)     $1,504,503
                                                     ---------     ----------  --------     ---------      ----------
OPERATING EXPENSES
  Cost of gas.....................................       6,479        459,662   414,152        (6,587)        873,706
  Operation and maintenance.......................       1,873         78,385   207,308        (3,202)        284,364
  Depreciation, depletion and amortization........       1,705         55,056    78,084            --         134,845
  Property and other taxes........................       1,350          9,517    46,602            --          57,469
                                                     ---------     ----------   --------    ---------      ----------
                                                        11,407        602,620   746,146        (9,789)      1,350,384
                                                     ---------     ----------   --------    ---------      ----------
OPERATING INCOME..................................         536         43,370   110,213            --         154,119
                                                     ---------     ----------   --------    ---------      ----------
EQUITY IN EARNINGS OF JOINT VENTURES AND
  SUBSIDIARIES....................................      94,445         39,444       853       (92,562)         42,180
                                                     ---------     ----------   --------    ---------      ----------
OTHER INCOME AND (DEDUCTIONS)
  Interest income.................................      22,741          3,274     3,630       (22,956)          6,689
  Interest on long-term debt......................         300        (24,506)  (33,973)           --         (58,179)
  Other interest expense..........................        (750)       (23,413)   (5,782)       22,989          (6,956)
  Dividends on preferred securities of
    subsidiaries..................................          --             --        --       (21,336)        (21,336)
  Gains related to DIGP...........................          --          2,398        --            --           2,398
  Minority interest...............................          --            (58)   (1,456)           --          (1,514)
  Other...........................................           1            752       663            --           5,416
                                                     ---------     ----------   --------    ---------      ----------
                                                        22,292        (37,553)  (36,918)      (21,303)        (73,482)
                                                     ---------     ----------   --------    ---------      ----------
INCOME BEFORE INCOME TAXES........................     117,273         45,261    74,148      (113,865)        122,817
INCOME TAX PROVISION..............................       1,729          1,964    27,060            --          30,753
                                                     ---------     ----------   --------    ---------      ----------
NET INCOME........................................     115,544         43,297    47,088      (113,865)         92,064
DIVIDENDS ON PREFERRED SECURITIES.................      21,336             --        --       (21,336)             --
                                                     ---------     ----------   --------    ---------      ----------
NET INCOME AVAILABLE FOR COMMON STOCK.............   $  94,208     $   43,297   $47,088     $ (92,529)     $   92,064
                                                     =========     ==========   ========    =========      ==========

             CONSOLIDATING STATEMENTS OF INCOME (LOSS) (Unaudited)

                                                            MCN                                  ELIMINATIONS
                                                         AND OTHER                                   AND        CONSOLIDATED
                                                        SUBSIDIARIES     MCNIC       MICHCON      RECLASSES        TOTAL
                                                        ------------     -----       -------     ------------   ------------
(in Thousands)                                                         TWELVE MONTHS ENDED SEPTEMBER 30, 1998
                                                        --------------------------------------------------------------------
OPERATING REVENUES...................................    $  15,967     $1,039,310   $1,121,762    $ (14,856)     $2,162,183
                                                         ---------     ----------   ----------    ---------      ----------
OPERATING EXPENSES
  Cost of gas........................................        8,644        771,567      524,321       (9,345)      1,295,187
  Operation and maintenance..........................       (8,094)       142,953      256,844       (5,511)        386,192
  Depreciation, depletion and amortization...........        2,609         85,107       94,529           --         182,245
  Property and other taxes...........................        1,860         12,933       57,484           --          72,277
  Property write-downs...............................           --        554,658       24,800           --         579,458
  Restructuring charges..............................        8,669          4,191           --           --          12,860
                                                         ---------     ----------   ----------    ---------      ----------
                                                            13,688      1,571,409      957,978      (14,856)      2,528,219
                                                         ---------     ----------   ----------    ---------      ----------
OPERATING INCOME (LOSS)..............................        2,279       (532,099)     163,784           --        (366,036)
                                                         ---------     ----------   ----------    ---------      ----------
EQUITY IN EARNINGS (LOSSES) OF JOINT VENTURES AND
  SUBSIDIARIES.......................................     (251,814)        58,974        1,807      251,073          60,040
                                                         ---------     ----------   ----------    ---------      ----------
OTHER INCOME AND (DEDUCTIONS)
  Interest income....................................       38,135          8,418        4,602      (38,019)         13,136
  Interest on long-term debt.........................          602        (34,691)     (45,247)          --         (79,336)
  Other interest expense.............................       (1,607)       (47,616)     (10,031)      38,273         (20,981)
  Dividends on preferred securities of
    subsidiaries.....................................           --             --           --      (36,916)        (36,916)
  Investment losses..................................       (8,500)        (6,135)          --           --         (14,635)
  Minority interest..................................           --             99        5,481           --           5,580
  Other..............................................         (417)        16,349        1,108           --          17,040
                                                         ---------     ----------   ----------    ---------      ----------
                                                            28,213        (63,576)     (44,087)     (36,662)       (116,112)
                                                         ---------     ----------   ----------    ---------      ----------
INCOME (LOSS) BEFORE INCOME TAXES....................     (221,322)      (536,701)     121,504      214,411        (422,108)
INCOME TAX PROVISION (BENEFIT).......................       (2,166)      (206,675)      43,232           --        (165,609)
                                                         ---------     ----------   ----------    ---------      ----------
NET INCOME (LOSS)....................................     (219,156)      (330,026)      78,272      214,411        (256,499)
DIVIDENDS ON PREFERRED SECURITIES....................       36,916             --           --      (36,916)             --
                                                         ---------     ----------   ----------    ---------      ----------
NET INCOME (LOSS) AVAILABLE FOR COMMON STOCK.........    $(256,072)    $ (330,026)  $   78,272    $ 251,327      $ (256,499)
                                                         =========     ==========   ==========    =========      ==========

                                                                       TWELVE MONTHS ENDED SEPTEMBER 30, 1997
                                                        --------------------------------------------------------------------
OPERATING REVENUES...................................    $  17,540     $  865,706   $1,244,174    $ (14,062)     $2,113,358
                                                         ---------     ----------   ----------    ---------      ----------
OPERATING EXPENSES
  Cost of gas........................................        9,859        621,000      623,186       (9,932)      1,244,113
  Operation and maintenance..........................        1,428        103,032      292,879       (4,130)        393,209
  Depreciation, depletion and amortization...........        2,209         68,364      102,268           --         172,841
  Property and other taxes...........................        2,203         12,462       61,591           --          76,256
                                                         ---------     ----------   ----------    ---------      ----------
                                                            15,699        804,858    1,079,924      (14,062)      1,886,419
                                                         ---------     ----------   ----------    ---------      ----------
OPERATING INCOME.....................................        1,841         60,848      164,250           --         226,939
                                                         ---------     ----------   ----------    ---------      ----------
EQUITY IN EARNINGS OF JOINT VENTURES AND
  SUBSIDIARIES.......................................      136,327         44,842        1,041     (133,951)         48,259
                                                         ---------     ----------   ----------    ---------      ----------
OTHER INCOME AND (DEDUCTIONS)
  Interest income....................................       26,934          4,036        4,910      (27,124)          8,756
  Interest on long-term debt.........................          434        (31,598)     (44,438)         767         (74,835)
  Other interest expense.............................       (1,722)       (27,554)      (8,802)      27,158         (10,920)
  Dividends on preferred securities of
    subsidiaries.....................................           --             --           --      (25,424)        (25,424)
  Gains related to DIGP..............................           --          4,796           --           --           4,796
  Minority interest..................................           --            (76)      (1,410)          (1)         (1,487)
  Other..............................................          366          4,542         (808)        (767)          3,333
                                                         ---------     ----------   ----------    ---------      ----------
                                                            26,012        (45,854)     (50,548)     (25,391)        (95,781)
                                                         ---------     ----------   ----------    ---------      ----------
INCOME BEFORE INCOME TAXES...........................      164,180         59,836      114,743     (159,342)        179,417
INCOME TAX PROVISION.................................        2,225          3,150       40,267           --          45,642
                                                         ---------     ----------   ----------    ---------      ----------
NET INCOME...........................................      161,955         56,686       74,476     (159,342)        133,775
DIVIDENDS ON PREFERRED SECURITIES....................       25,424             --           --      (25,424)             --
                                                         ---------     ----------   ----------    ---------      ----------
NET INCOME AVAILABLE FOR COMMON STOCK................    $ 136,531     $   56,686   $   74,476    $(133,918)     $  133,775
                                                         =========     ==========   ==========    =========      ==========

           CONSOLIDATING STATEMENT OF FINANCIAL POSITION (Unaudited)

                                                       MCN                                     ELIMINATIONS
                                                    AND OTHER                                      AND         CONSOLIDATED
                                                   SUBSIDIARIES      MCNIC        MICHCON       RECLASSES         TOTAL
                                                   ------------    ----------    ----------    ------------    ------------
(in Thousands)                                                                SEPTEMBER 30, 1998
                                                   ------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents, at cost...........     $    1,373     $   48,047    $   10,611    $        --      $   60,031
  Accounts receivable..........................          5,185        182,097       108,135         (8,673)        286,744
    Less -- Allowance for doubtful accounts....             70            533         8,912             --           9,515
                                                    ----------     ----------    ----------    -----------      ----------
  Accounts receivable, net.....................          5,115        181,564        99,223         (8,673)        277,229
  Accrued unbilled revenues....................            214             --        17,145             --          17,359
  Gas in inventory.............................             --        103,934        96,465             --         200,399
  Property taxes assessed applicable to future
    periods....................................            121          1,593        31,401             --          33,115
  Other........................................          3,904         24,980       136,736       (109,500)         56,120
                                                    ----------     ----------    ----------    -----------      ----------
                                                        10,727        360,118       391,581       (118,173)        644,253
                                                    ----------     ----------    ----------    -----------      ----------
DEFERRED CHARGES AND OTHER ASSETS
  Deferred income taxes........................          3,387        131,597            --        (81,465)         53,519
  Investments in debt and equity securities....             --          5,464        37,171            351          42,986
  Deferred swap losses and receivables.........             --         45,033            --             --          45,033
  Deferred postretirement benefit costs........            619             --            --             --             619
  Deferred environmental costs.................          2,603             --        28,052             --          30,655
  Prepaid benefit costs........................             --             --       103,814         (7,264)         96,550
  Other........................................          4,891         33,671        58,429           (272)         96,719
                                                    ----------     ----------    ----------    -----------      ----------
                                                        11,500        215,765       227,466        (88,650)        366,081
                                                    ----------     ----------    ----------    -----------      ----------
INVESTMENTS IN AND ADVANCES TO JOINT VENTURES
  AND SUBSIDIARIES.............................      1,293,505        741,335        20,458     (1,292,876)        762,422
                                                    ----------     ----------    ----------    -----------      ----------
PROPERTY, PLANT AND EQUIPMENT, at cost.........         44,295      1,067,113     2,845,717             --       3,957,125
  Less -- Accumulated depreciation and
    depletion..................................         14,889        211,170     1,377,164             --       1,603,223
                                                    ----------     ----------    ----------    -----------      ----------
                                                        29,406        855,943     1,468,553             --       2,353,902
                                                    ----------     ----------    ----------    -----------      ----------
                                                    $1,345,138     $2,173,161    $2,108,058    $(1,499,699)     $4,126,658
                                                    ==========     ==========    ==========    ===========      ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable.............................     $    2,894     $  238,723    $   67,591    $   (11,437)     $  297,771
  Notes payable................................        107,440        211,348       204,313       (108,144)        414,957
  Current portion of long-term debt and capital
    lease obligations..........................             --        211,433        58,066             --         269,499
  Federal income, property and other taxes
    payable....................................            703         13,094        41,223             --          55,020
  Deferred gas cost recovery revenues..........             --             --        23,899             --          23,899
  Gas payable..................................             --         21,782        28,520             --          50,302
  Customer deposits............................             26             --        16,803             --          16,829
  Other........................................         19,553         23,231        51,637         (2,021)         92,400
                                                    ----------     ----------    ----------    -----------      ----------
                                                       130,616        719,611       492,052       (121,602)      1,220,677
                                                    ----------     ----------    ----------    -----------      ----------
DEFERRED CREDITS AND OTHER LIABILITIES
  Deferred income taxes........................         (6,574)            --        84,652        (78,078)             --
  Unamortized investment tax credit............            279             --        31,362             --          31,641
  Tax benefits amortizable to customers........             --             --       132,676             --         132,676
  Deferred swap gains and payables.............             --         38,556            --             --          38,556
  Accrued environmental costs..................          3,000             --        32,000             --          35,000
  Minority interest............................             --          2,599         9,349             --          11,948
  Other........................................         15,712         14,148        41,858         (7,264)         64,454
                                                    ----------     ----------    ----------    -----------      ----------
                                                        12,417         55,303       331,897        (85,342)        314,275
                                                    ----------     ----------    ----------    -----------      ----------
LONG-TERM DEBT, including capital lease
  obligations..................................             --        780,781       621,745             --       1,402,526
                                                    ----------     ----------    ----------    -----------      ----------
REDEEMABLE PREFERRED SECURITIES OF
  SUBSIDIARIES.................................        405,481             --            --             --         405,481
                                                    ----------     ----------    ----------    -----------      ----------
COMMON SHAREHOLDERS' EQUITY
  Common stock.................................            792              5        10,300        (10,306)            791
  Additional paid-in capital...................        811,941        797,852       230,399     (1,026,383)        813,809
  Retained earnings (deficit)..................          6,179       (165,599)      421,665       (256,066)          6,179
  Accumulated other comprehensive loss.........             --        (14,792)           --             --         (14,792)
  Yield enhancement, contract and issuance
    costs......................................        (22,288)            --            --             --         (22,288)
                                                    ----------     ----------    ----------    -----------      ----------
                                                       796,624        617,466       662,364     (1,292,755)        783,699
                                                    ----------     ----------    ----------    -----------      ----------
                                                    $1,345,138     $2,173,161    $2,108,058    $(1,499,699)     $4,126,658
                                                    ==========     ==========    ==========    ===========      ==========

           CONSOLIDATING STATEMENT OF FINANCIAL POSITION (Unaudited)

                                                       MCN                                     ELIMINATIONS
                                                    AND OTHER                                      AND         CONSOLIDATED
                                                   SUBSIDIARIES      MCNIC        MICHCON       RECLASSES         TOTAL
                                                   ------------    ----------    ----------    ------------    ------------
(in Thousands)                                                                SEPTEMBER 30, 1997
                                                   ------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents, at cost...........     $   75,064     $   28,037    $   12,148    $   (73,998)     $   41,251
  Accounts receivable..........................          8,020        161,255       120,322        (11,004)        278,593
    Less -- Allowance for doubtful accounts....             70            645        16,104             --          16,819
                                                    ----------     ----------    ----------    -----------      ----------
  Accounts receivable, net.....................          7,950        160,610       104,218        (11,004)        261,774
  Accrued unbilled revenues....................            286             --        21,972             --          22,258
  Gas in inventory.............................             --         27,564        96,533             --         124,097
  Property taxes assessed applicable to future
    periods....................................            113            729        26,870             --          27,712
  Accrued gas cost recovery revenues...........             --             --            --             --              --
  Other........................................          7,264          9,819        32,375           (263)         49,195
                                                    ----------     ----------    ----------    -----------      ----------
                                                        90,677        226,759       294,116        (85,265)        526,287
                                                    ----------     ----------    ----------    -----------      ----------
DEFERRED CHARGES AND OTHER ASSETS
  Investments in debt and equity securities....             --          1,369         3,810         18,290          23,469
  Deferred swap losses and receivables.........             --         45,888            --             --          45,888
  Deferred postretirement benefit costs........            662             --            --             --             662
  Deferred environmental costs.................          2,534             --        27,600             --          30,134
  Prepaid benefit costs........................         (3,645)            --        71,345         (1,992)         65,708
  Other........................................         10,397         37,694        51,399        (21,426)         78,064
                                                    ----------     ----------    ----------    -----------      ----------
                                                         9,948         84,951       154,154         (5,128)        243,925
                                                    ----------     ----------    ----------    -----------      ----------
INVESTMENTS IN AND ADVANCES TO JOINT VENTURES
  AND SUBSIDIARIES.............................      1,552,926        418,359        19,229     (1,540,503)        450,011
                                                    ----------     ----------    ----------    -----------      ----------
PROPERTY, PLANT AND EQUIPMENT, at cost.........         36,279      1,234,927     2,741,653             --       4,012,859
  Less -- Accumulated depreciation and
    depletion..................................         12,505        133,484     1,303,841             --       1,449,830
                                                    ----------     ----------    ----------    -----------      ----------
                                                        23,774      1,101,443     1,437,812             --       2,563,029
                                                    ----------     ----------    ----------    -----------      ----------
                                                    $1,677,325     $1,831,512    $1,905,311    $(1,630,896)     $3,783,252
                                                    ==========     ==========    ==========    ===========      ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable.............................     $    4,142     $  118,352    $   92,051    $   (11,522)     $  203,023
  Notes payable................................             --         12,353       140,022        (76,578)         75,797
  Current portion of long-term debt and capital
    lease obligations..........................            365          1,497        28,099             --          29,961
  Federal income, property and other taxes
    payable....................................          1,628          1,935        40,602             --          44,165
  Gas payable..................................             --          4,821           740             --           5,561
  Customer deposits............................             18             --        14,026              1          14,045
  Other........................................         19,046         10,125        56,181           (347)         85,005
                                                    ----------     ----------    ----------    -----------      ----------
                                                        25,199        149,083       371,721        (88,446)        457,557
                                                    ----------     ----------    ----------    -----------      ----------
DEFERRED CREDITS AND OTHER LIABILITIES
  Deferred income taxes........................         (2,684)        85,088        79,273             20         161,697
  Unamortized investment tax credit............            309             --        33,206             (1)         33,514
  Tax benefits amortizable to customers........            206             --       123,540             --         123,746
  Deferred swap gains and payables.............             --         42,824            --             --          42,824
  Accrued environmental costs..................          3,000             --        32,000             --          35,000
  Minority interest............................             --            605        16,927             --          17,532
  Other........................................         11,353         18,916        38,553         (2,011)         66,811
                                                    ----------     ----------    ----------    -----------      ----------
                                                        12,184        147,433       323,499         (1,992)        481,124
                                                    ----------     ----------    ----------    -----------      ----------
LONG-TERM DEBT, including capital lease
  obligations..................................             --        594,396       625,999             (1)      1,220,394
                                                    ----------     ----------    ----------    -----------      ----------
REDEEMABLE PREFERRED SECURITIES OF
  SUBSIDIARIES.................................        505,048             --            --             --         505,048
                                                    ----------     ----------    ----------    -----------      ----------
COMMON SHAREHOLDERS' EQUITY
  Common stock.................................            782              5        10,300        (10,306)            781
  Additional paid-in capital...................        797,910        776,977       230,399     (1,008,581)        796,705
  Retained earnings............................        358,238        164,428       343,393       (521,570)        344,489
  Accumulated other comprehensive loss.........             --           (810)           --             --            (810)
  Yield enhancement, contract and issuance
    costs......................................        (22,036)            --            --             --         (22,036)
                                                    ----------     ----------    ----------    -----------      ----------
                                                     1,134,894        940,600       584,092     (1,540,457)      1,119,129
                                                    ----------     ----------    ----------    -----------      ----------
                                                    $1,677,325     $1,831,512    $1,905,311    $(1,630,896)     $3,783,252
                                                    ==========     ==========    ==========    ===========      ==========

           CONSOLIDATING STATEMENT OF FINANCIAL POSITION (Unaudited)

                                                       MCN                                     ELIMINATIONS
                                                    AND OTHER                                      AND         CONSOLIDATED
                                                   SUBSIDIARIES      MCNIC        MICHCON       RECLASSES         TOTAL
                                                   ------------    ----------    ----------    ------------    ------------
(in Thousands)                                                                DECEMBER 31, 1997
                                                   ------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents, at cost...........     $       23     $   25,119    $   14,353    $        --      $   39,495
  Accounts receivable..........................         15,525        240,867       210,677        (46,910)        420,159
    Less -- Allowance for doubtful accounts....             75            621        15,015             --          15,711
                                                    ----------     ----------    ----------    -----------      ----------
  Accounts receivable, net.....................         15,450        240,246       195,662        (46,910)        404,448
  Accrued unbilled revenues....................          1,114             --        91,896             --          93,010
  Gas in inventory.............................             --         16,576        40,201             --          56,777
  Property taxes assessed applicable to future
    periods....................................            217          2,835        64,827             --          67,879
  Accrued gas cost recovery revenues...........             --             --        12,862             --          12,862
  Other........................................          3,745         17,612        33,361           (629)         54,089
                                                    ----------     ----------    ----------    -----------      ----------
                                                        20,549        302,388       453,162        (47,539)        728,560
                                                    ----------     ----------    ----------    -----------      ----------
DEFERRED CHARGES AND OTHER ASSETS
  Investments in debt and equity securities....             --         62,060        35,110            351          97,521
  Deferred swap losses and receivables.........             --         51,023            --             --          51,023
  Deferred postretirement benefit costs........            651             --            --             --             651
  Deferred environmental costs.................          2,535             --        27,699             --          30,234
  Prepaid benefit costs........................         (3,418)            --        85,790         (2,130)         80,242
  Other........................................          7,610         34,287        46,972         (3,339)         85,530
                                                    ----------     ----------    ----------    -----------      ----------
                                                         7,378        147,370       195,571         (5,118)        345,201
                                                    ----------     ----------    ----------    -----------      ----------
INVESTMENTS IN AND ADVANCES TO JOINT VENTURES
  AND SUBSIDIARIES.............................      1,641,421        528,492        19,643     (1,632,580)        556,976
                                                    ----------     ----------    ----------    -----------      ----------
PROPERTY, PLANT AND EQUIPMENT, at cost.........         37,918      1,358,504     2,790,352             --       4,186,774
  Less -- Accumulated depreciation and
    depletion..................................         12,951        152,707     1,322,392             --       1,488,050
                                                    ----------     ----------    ----------    -----------      ----------
                                                        24,967      1,205,797     1,467,960             --       2,698,724
                                                    ----------     ----------    ----------    -----------      ----------
                                                    $1,694,315     $2,184,047    $2,136,336    $(1,685,237)     $4,329,461
                                                    ==========     ==========    ==========    ===========      ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable.............................     $    4,385     $  238,952    $  130,267    $   (46,848)     $  326,756
  Notes payable................................             --        163,113       241,691         (3,078)        401,726
  Current portion of long-term debt and capital
    lease obligations..........................            365          1,557        34,956             --          36,878
  Federal income, property and other taxes
    payable....................................            401         12,681        78,630             --          91,712
  Gas payable..................................             --          6,254         2,063             --           8,317
  Customer deposits............................             19             --        16,363             --          16,382
  Other........................................         13,599         22,944        65,717           (630)        101,630
                                                    ----------     ----------    ----------    -----------      ----------
                                                        18,769        445,501       569,687        (50,556)        983,401
                                                    ----------     ----------    ----------    -----------      ----------
DEFERRED CREDITS AND OTHER LIABILITIES
  Deferred income taxes........................         (4,642)        73,874        83,905             22         153,159
  Unamortized investment tax credit............            301             --        32,745             --          33,046
  Tax benefits amortizable to customers........            443             --       122,922             --         123,365
  Deferred swap gains and payables.............             --         41,717            --             --          41,717
  Accrued environmental costs..................          3,000             --        32,000             --          35,000
  Minority interest............................             --          1,905        17,283             --          19,188
  Other........................................         10,792         16,586        44,663         (2,152)         69,889
                                                    ----------     ----------    ----------    -----------      ----------
                                                         9,894        134,082       333,518         (2,130)        475,364
                                                    ----------     ----------    ----------    -----------      ----------
LONG-TERM DEBT, including capital lease
  obligations..................................             --        595,457       617,107             --       1,212,564
                                                    ----------     ----------    ----------    -----------      ----------
REDEEMABLE PREFERRED SECURITIES OF
  SUBSIDIARIES.................................        505,104             --            --             --         505,104
                                                    ----------     ----------    ----------    -----------      ----------
COMMON SHAREHOLDERS' EQUITY
  Common stock.................................            782              5        10,300        (10,305)            782
  Additional paid-in capital...................        806,998        834,539       230,399     (1,064,939)        806,997
  Retained earnings............................        374,807        181,982       375,325       (557,307)        374,807
  Accumulated other comprehensive loss.........             --         (7,519)           --             --          (7,519)
  Yield enhancement, contract and issuance
    costs......................................        (22,039)            --            --     (1,292,756)        (22,039)
                                                    ----------     ----------    ----------    -----------      ----------
                                                     1,160,548      1,009,007       616,024     (1,632,551)      1,153,028
                                                    ----------     ----------    ----------    -----------      ----------
                                                    $1,694,315     $2,184,047    $2,136,336    $(1,685,237)     $4,329,461
                                                    ==========     ==========    ==========    ===========      ==========

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Concluded) CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (Unaudited)

                                                      MCN AND                              ELIMINATIONS
                                                       OTHER                                   AND        CONSOLIDATED
                                                    SUBSIDIARIES     MCNIC      MICHCON     RECLASSES        TOTAL
                                                    ------------   ---------   ---------   ------------   ------------
(in Thousands)                                                     NINE MONTHS ENDED SEPTEMBER 30, 1998
                                                    ------------------------------------------------------------------
NET CASH FLOW FROM OPERATING ACTIVITIES...........   $  37,775     $  11,228   $ 218,035    $ (29,540)     $ 237,498
                                                     ---------     ---------   ---------    ---------      ---------
CASH FLOW FROM FINANCING ACTIVITIES
  Notes payable, net..............................     107,440       138,592     (37,378)    (105,066)       103,588
  Capital distributions paid to affiliates, net...          --       (38,554)         --       38,554             --
  Dividends paid..................................     (61,887)           --          --           --        (61,887)
  Preferred securities dividends paid.............     (27,162)           --          --       27,162             --
  Issuance of common stock........................      14,742            --          --           --         14,742
  Issuance of long-term debt......................          --       305,709     153,052           --        458,761
  Long-term commercial paper, net.................          --       109,643          --           --        109,643
  Retirement of long-term debt and preferred
    securities....................................    (100,365)     (101,192)   (124,637)          --       (326,194)
  Other...........................................          --         8,243          --           --          8,243
                                                     ---------     ---------   ---------    ---------      ---------
    Net cash provided from (used for) financing
      activities..................................     (67,232)      422,441      (8,963)     (39,350)       306,896
                                                     ---------     ---------   ---------    ---------      ---------
CASH FLOW FROM INVESTING ACTIVITIES
  Capital expenditures............................      (6,632)     (278,256)   (105,179)          --       (390,067)
  Acquisitions....................................          --       (36,731)         --           --        (36,731)
  Investment in debt and equity securities, net...          --        48,347      (2,061)          --         46,286
  Investment in joint ventures and subsidiaries...      (1,250)     (165,776)         49           --       (166,977)
  Sale of property and joint venture interests....          --        46,060          --       (2,026)        44,034
  Other...........................................      38,689       (24,385)   (105,623)      70,916        (20,403)
                                                     ---------     ---------   ---------    ---------      ---------
    Net cash provided from (used for) investing
      activities..................................      30,807      (410,741)   (212,814)      68,890       (523,858)
                                                     ---------     ---------   ---------    ---------      ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS.........       1,350        22,928      (3,742)          --         20,536
CASH AND CASH EQUIVALENTS, JANUARY 1..............          23        25,119      14,353           --         39,495
                                                     ---------     ---------   ---------    ---------      ---------
CASH AND CASH EQUIVALENTS, SEPTEMBER 30...........   $   1,373     $  48,047   $  10,611    $      --      $  60,031
                                                     =========     =========   =========    =========      =========

                                                                   NINE MONTHS ENDED SEPTEMBER 30, 1997
                                                    ------------------------------------------------------------------
NET CASH FLOW FROM OPERATING ACTIVITIES...........   $  84,498     $  52,087   $ 209,947    $ (61,109)     $ 285,423
                                                     ---------     ---------   ---------    ---------      ---------
CASH FLOW FROM FINANCING ACTIVITIES
  Notes payable, net..............................          --       (56,247)   (125,104)     (76,578)      (257,929)
  Capital contributions received from
    (distributions paid to) affiliates, net.......      (2,488)      545,546          --     (543,058)            --
  Dividends paid..................................     (52,927)           --     (40,000)      40,000        (52,927)
  Preferred securities dividends paid.............     (21,336)           --          --       21,336             --
  Issuance of common stock........................     290,626            --          --           --        290,626
  Issuance of preferred securities................     326,521            --          --           --        326,521
  Issuance of long-term debt......................          --       149,190     124,051           --        273,241
  Long-term commercial paper, net.................          --      (261,822)         --           --       (261,822)
  Retirement of long-term debt and preferred
    securities....................................         (56)      (31,225)    (74,792)          --       (106,073)
                                                     ---------     ---------   ---------    ---------      ---------
    Net cash provided from (used for) financing
      activities..................................     540,340       345,442    (115,845)    (558,300)       211,637
                                                     ---------     ---------   ---------    ---------      ---------
CASH FLOW FROM INVESTING ACTIVITIES
  Capital expenditures............................      (4,451)     (257,530)    (97,042)          --       (359,023)
  Acquisitions....................................          --      (128,206)         --           --       (128,206)
  Investment in debt and equity securities, net...          --        13,084        (971)          --         12,113
  Investment in joint ventures and subsidiaries...    (546,046)      (67,156)       (776)     546,626        (67,352)
  Sale of property and joint venture interests....          --        38,604          --           --         38,604
  Other...........................................        (121)       12,104       6,825       (1,215)        17,593
                                                     ---------     ---------   ---------    ---------      ---------
    Net cash used for investing activities........    (550,618)     (389,100)    (91,964)     545,411       (486,271)
                                                     ---------     ---------   ---------    ---------      ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS.........      74,220         8,429       2,138      (73,998)        10,789
CASH AND CASH EQUIVALENTS, JANUARY 1..............         844        19,608      10,010           --         30,462
                                                     ---------     ---------   ---------    ---------      ---------
CASH AND CASH EQUIVALENTS, SEPTEMBER 30...........   $  75,064     $  28,037   $  12,148    $ (73,998)     $  41,251
                                                     =========     =========   =========    =========      =========

                               OTHER INFORMATION

LEGAL PROCEEDINGS

MichCon settled the two class action lawsuits relating to the installation of high-efficiency furnaces. The furnace installation program was handled by heating contractors under three separate MPSC approved, MichCon financed, programs between 1989 and 1995. There were 46,000 class members. The notice of settlement was sent in June 1998 to the class members.

Terms of the settlement included capped co-payments for the repair of chimney damages or the installation of a chimney liner and a reduced price for a carbon monoxide detector purchase from MichCon. The request for reimbursement period ended on October 9, 1998. A total of 113 claim forms were sent out. Claims totaling $3,105 were received and will be paid out in November 1998.

EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    EXHIBIT
    NUMBER                                DESCRIPTION
    -------                               -----------
     10-1         Special Retention Agreement-William K. McCrackin
     12-1         Computation of Ratio of Earnings to Fixed Charges for MCN
                  Energy Group Inc.
     12-2         Computation of Ratio of Earnings to Fixed Charges for MCN
                  Investment Corporation
     27-1         Financial Data Schedule

(b) Reports on Form 8-K

     MCN filed a report on Form 8-K dated August 28, 1998, under Item 5, with respect to an update of its earnings, operations and investment issues.

     MCN filed a report on Form 8-K dated September 28, 1998, under Item 5, announcing the company's organizational realignment and cost savings.

     MCN filed an additional report on Form 8-K dated October 28, 1998, under
     Item 5, with respect to its third quarter results and strategic plan.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MCN ENERGY GROUP INC.

Date: November 12, 1998                   By:     /s/ GERARD KABZINSKI

                                            ------------------------------------
                                                      Gerard Kabzinski
                                               Vice President and Controller

                                 Exhibit Index

Exhibit No.                Description
-----------                -----------
10-1                       Special Retention Agreement-William K. McCrackin

12-1                       Computation of Ratio of Earnings to Fixed Charges for
                           MCN Energy Group Inc.

12-2                       Computation of Ratio of Earning to Fixed Charges for
                           MCN Investment Corporation

27-1                       Financial Data Schedule
