Form 10-K
period 1998-12-31
MCN ENERGY GROUP INC
filed 1999-03-11
CIK 837579

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              -------------------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998       COMMISSION FILE NUMBER 1-10070

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
Common Stock, $.01 Par Value Per Share                       New York Stock Exchange
9 3/8% Cumulative Preferred Securities, Series A*            New York Stock Exchange
8 5/8% Trust Originated Preferred Securities**               New York Stock Exchange
8 3/4% Preferred Redeemable Increased Dividend Equity
  Securities                                                 New York Stock Exchange
8% FELINE PRIDES                                             New York Stock Exchange
8 5/8% Trust Preferred Securities***                         New York Stock Exchange

-------------------
* Issued by MCN Michigan Limited Partnership. The payments of dividends and payments on liquidation or redemption are guaranteed by MCN Energy Group Inc.

** Issued by MCN Financing I. The payments of dividends and payments on liquidation or redemption are guaranteed by MCN Energy Group Inc.

*** Issued by MCN Financing II. The payments of dividends and payments on liquidation or redemption are guaranteed by MCN Energy Group Inc.


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

     The aggregate market value of MCN Energy Group Inc. Common Stock, $.01 par value per share, held by non-affiliates as of February 26, 1999 was $1.421 billion based on 79,790,381 outstanding shares and the closing price on that day (New York Stock Exchange Composite Transactions).

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of MCN's 1998 Annual Report to Shareholders are incorporated by reference in Part II, Items 5, 6, 7, 7A and 8 and portions of MCN's February 1999 definitive Proxy Statement are incorporated by reference in Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    GLOSSARY

Antrim Gas............................     Natural gas produced from shallow
                                           wells in the Devonian (Antrim) shale
                                           formations.

Capital Investments...................     MCN's consolidated capital
                                           expenditures plus acquisitions and
                                           MCN's share of capital expenditures
                                           of joint ventures, less the minority
                                           partners share of consolidated
                                           capital expenditures.

Citizens..............................     Citizens Gas Fuel Company; a wholly
                                           owned natural gas distribution
                                           subsidiary of MCN in Adrian,
                                           Michigan.

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

Cogeneration..........................     The production of electricity and
                                           another form of energy, usually
                                           steam, from a single fuel source such
                                           as natural gas.

Diversified Energy Group..............     MCN's pipeline and processing,
                                           electric power, and energy marketing
                                           businesses. MCN's exploration and
                                           production business has been
                                           classified as discontinued
                                           operations.

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

GCR...................................     Gas Cost Recovery; a process, in
                                           effect through 1998, by which
                                           MichCon, through annual gas cost
                                           proceedings before the Michigan
                                           Public Service Commission, was
                                           allowed to recover its reasonable and
                                           prudent cost of gas sold.

Intermediate Transportation...........     A gas delivery service provided to
                                           producers, brokers and other gas
                                           companies that own the natural gas,
                                           but are not the ultimate consumers.

                                    GLOSSARY
                                  (concluded)

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

MichCon...............................     Michigan Consolidated Gas Company; an
                                           indirect wholly owned natural gas
                                           distribution and intrastate
                                           transmission subsidiary of MCN.

MichCon Pipeline......................     MichCon Pipeline Co., a wholly owned
                                           subsidiary of MichCon that engages in
                                           pipeline projects through its
                                           subsidiaries.

MPSC..................................     Michigan Public Service Commission;
                                           the regulator of intrastate aspects
                                           of the natural gas industry within
                                           the State of Michigan.

Normal Weather........................     The average annual degree days in
                                           MCN's Gas Distribution service area
                                           during a recent 30-year period.

Spot Market...........................     Buying and selling natural gas on a
                                           short-term basis, typically month to
                                           month.

Units of Measurement

Bcf...................................     Billion cubic feet of gas.

MBbl..................................     Thousand barrels, which is a unit of
                                           measurement of oil and other
                                           petroleum liquids.

Mcf...................................     Thousand cubic feet of gas.

MMcf..................................     Million cubic feet of gas.

MW....................................     Megawatts, or million watts of
                                           electricity.

Tcf...................................     Trillion cubic feet of gas.

/d....................................     Added to various units of measurement
                                           to denote units per day.

/e....................................     Added to various units of measurement
                                           to facilitate comparison of the Btu
                                           content between natural gas, crude
                                           oil and condensate. It assumes a
                                           ratio of 6 Mcf of natural gas per
                                           barrel of oil or condensate.

                               TABLE OF CONTENTS

                                                                             PAGE
 CONTENTS                                                                   NUMBER
 --------                                                                   ------
Part I
  Item 1.   Business....................................................       1
  Item 2.   Properties..................................................      18
  Item 3.   Legal Proceedings...........................................      19
  Item 4.   Submission of Matters to a Vote of Security Holders.........      19
            Executive Officers of the Registrant........................      20
Part II
  Item 5.   Market for Registrant's Common Equity and Related
            Stockholder Matters.........................................      21
  Item 6.   Selected Financial Data.....................................      21
  Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................      21
  Item 7A.  Quantitative and Qualitative Disclosures About Market
            Risk........................................................      21
  Item 8.   Financial Statements and Supplementary Data.................      21
  Item 9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure....................................      21
Part III
  Item 10.  Directors and Executive Officers of the Registrant..........      22
  Item 11.  Executive Compensation......................................      22
  Item 12.  Security Ownership of Certain Beneficial Owners and
            Management..................................................      22
  Item 13.  Certain Relationships and Related Transactions..............      22
Part IV
  Item 14.  Exhibits, Financial Statement Schedule, and Reports on Form
            8-K.........................................................      22
Signatures..............................................................      28

                           FORWARD-LOOKING STATEMENTS

     This Form 10-K (including certain other documents incorporated by reference into this Form 10-K) includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve certain risks and uncertainties that may cause actual future results to differ materially from those contemplated, projected, estimated or budgeted in such forward-looking statements. Factors that may impact forward-looking statements include, but are not limited to, the following: (i) the effects of weather and other natural phenomena; (ii) increased competition from other energy suppliers as well as alternative forms of energy; (iii) the capital intensive nature of MCN's business; (iv) economic climate and growth in the geographic areas in which MCN does business; (v) the uncertainty of gas and oil reserve estimates; (vi) the timing and extent of changes in commodity prices for natural gas, natural gas liquids, methanol, electricity and crude oil; (vii) the nature, availability and projected profitability of potential projects and other investments available to MCN; (viii) conditions of capital markets and equity markets; (ix) changes in the economic and political climate and currencies of foreign countries where MCN has invested or may invest in the future; (x) the timing and results of major transactions, such as the sale of E&P properties;
(xi) the timing, nature and impact of Year 2000 activities; and (xii) the effects of changes in governmental policies and regulatory actions, including income taxes, environmental compliance and authorized rates.

                                     PART I

ITEM 1. BUSINESS

     MCN, or the Company, is a diversified energy holding company with markets and investments throughout North America and in India and Nepal. The operating revenues, operating income, and identifiable assets of MCN's business segments are included in the financial statements, incorporated by reference in Item 8, "Financial Statements and Supplementary Data," on page 21. On December 31, 1998, MCN and its subsidiaries had 2,986 employees.

MCN operates through two major business groups, Diversified Energy and Gas Distribution.

- Diversified Energy, operating through MCNIC, is involved in the following segments: Pipelines & Processing with gathering, processing and transmission facilities near areas of rapid reserve development and growing consumer markets; Electric Power with investments in electric generation facilities in operation and under construction with a combined 2,986 MW of gross capacity and investments in electric distribution facilities; Energy Marketing with total gas sales and exchange gas delivery markets of 465.7 Bcf for 1998 with rights to 67 Bcf of storage capacity, of which 42 Bcf is currently under development. Diversified Energy also has investments in Exploration & Production (E&P) properties with 1.2 Tcf/e of proved gas and oil reserves at December 31, 1998. MCN expects to sell its E&P properties in 1999, and accordingly, has classified them as discontinued operations. See discussion on page 16.

- Gas Distribution consists principally of MichCon, a natural gas distribution and transmission company serving 1.2 million customers in more than 500 communities throughout Michigan. MichCon is subject to the accounting requirements and rate regulation of the MPSC with respect to the distribution and intrastate transportation of natural gas. Slightly less than half of MichCon's labor force is covered by five collective bargaining agreements. In June 1998, MichCon successfully negotiated and signed three 3-year collective bargaining agreements. The remaining two agreements will expire December 2000.

RESULTS OF OPERATIONS

     MCN experienced a net loss of $279.0 million in 1998. As subsequently discussed, 1998 results reflect losses from its discontinued E&P segment that totaled $272.8 million as well as several unusual charges which totaled $114.6 million. MCN had a loss from continuing operations of $6.2 million that includes the effect of the unusual charges. Excluding these charges, MCN had 1998 earnings of $108.4 million, a decrease of $3.8 million from 1997. The earnings comparisons reflect the effects of low energy prices and abnormally warm weather, partially offset by reduced operating costs in the Gas Distribution segment. The charges for each business segment will be discussed further within the related business segment information to follow.

                               DIVERSIFIED ENERGY

     The Diversified Energy group reported a loss of $77.9 million in 1998 due to certain property write-downs and restructuring charges, which reduced 1998 earnings by $97.9 million. Excluding these unusual items, Diversified Energy's earnings for 1998 declined by $11.1 million from 1997. These results reflect reduced contributions from the Pipelines & Processing and the Energy Marketing segments due to low energy prices. Additionally, the 1998 decrease is due to higher financing costs as a result of additional capital needed to fund investments. Partially offsetting the decreases for 1998 was increased operating and joint venture income posted by the Electric Power segment. Earnings from continuing operations for 1997 increased by $18.5 million from 1996, reflecting increased operating and joint venture income from all of MCN's Diversified Energy business segments. Higher financing costs in 1997 partially offset this growth.

Diversified Energy -- Operating Statistics
--------------------------------------------------------------------------------

                                                               1998      1997      1996
                                                              -------   -------   -------
Pipelines & Processing*
  Methanol Produced (thousand gallons)......................   60,446    60,810    10,545
  Transportation (MMcf).....................................  175,466   115,975    86,391
  Gas Processed (MMcf):
     CO(2) Treatment........................................   48,868    42,761    44,223
     NGL Removal............................................   45,082    21,764     7,446
Electric Power*
  Electricity sales (thousands of MW hours).................    3,805     1,843       709
                                                              =======   =======   =======
Energy Marketing* (MMcf)
  Gas Sales.................................................  454,681   343,719   218,952
  Exchange Gas Deliveries...................................   11,061    15,109    22,586
                                                              -------   -------   -------
                                                              465,742   358,828   241,538
                                                              =======   =======   =======

* Includes MCN's share of joint ventures

PIPELINES & PROCESSING

     Results for this business segment in 1998 were negatively affected by a $133.8 million pre-tax ($87.0 million net of taxes) write-off of the coal fines briquetting project and a $3.9 million pre-tax ($2.5 million net of taxes) impairment related to a small Michigan pipeline. Excluding these charges, operating and joint venture income was $21.4 million compared with $29.1 million in 1997. The decrease in income reflects a $13 million reduction in revenues resulting from an approximate 40% drop in methanol prices compared with 1997, as well as $9.1 million of operating losses incurred by the coal fines project. Including Pipelines & Processing's share of joint venture operations, gas transportation volumes increased 51% to 175.5 Bcf in 1998 from 116.0 Bcf in 1997. Gas processed to remove carbon dioxide (CO(2)) increased 6.1 Bcf or 14% in 1998 and decreased slightly in 1997. Gas processed to remove natural gas liquids
(NGL) more than doubled, increasing 23.3 Bcf and 14.4 Bcf in 1998 and 1997, respectively, due to the acquisition of processing facilities since 1996.

     In June 1998, MCN placed into operation six plants designed to recover particles of coal that are a waste by-product of coal mining and then process those particles to create coal briquettes for sale. The economic viability of the venture is dependent on the briquettes qualifying for synthetic fuel tax credits and MCN's ability to utilize or sell such credits. Although the plants were placed in service by June 30, 1998, the date specified to qualify for the tax credits, operating delays at the plants in the third quarter have significantly increased the possibility that the Internal Revenue Service will challenge the project's eligibility for tax credits. In addition, there is uncertainty as to whether MCN can utilize or sell the credits. Without the credits, the project is expected to generate negative cash flows. These factors led to MCN's decision to record an impairment loss of $133.8 million pre-tax ($87.0 million net of taxes), equal to the carrying value of the plants and reflecting the likely inability to recover such costs. The coal fines plants have been idled and are not expected to have any significant impact on the company going forward. MCN is currently exploring the sale of its interest in the coal fines project. Management does not expect proceeds from the sale to be in excess of selling expenses and remediation obligations.

     MCN also recorded an impairment loss of $3.9 million pre-tax ($2.5 million net of taxes) relating to an out-of-service pipeline in Michigan that was acquired for future development, along with related easements and rights-of-way. MCN reviewed the business alternatives for these assets, and has determined that their development is unlikely. Accordingly, MCN has recorded an impairment loss equal to the carrying value of these assets.

     Pipelines & Processing intends to focus on investment opportunities in North American producing regions that supply natural gas to meet growing demand. This is a dynamic business, since gathering, transmission and processing facilities continuously need to be built and expanded as new gas fields are developed to replace and augment depleting reserves. Furthermore, much of the growth in demand is expected within the Mid-Atlantic and New England regions. These regions lack pipeline capacity and low-cost storage necessary to deliver gas volumes to compete effectively with other fuels, primarily fuel oil, that dominate these markets. The Portland Natural Gas Transmission System (PNGTS), Millennium Pipeline (Millennium) and Vector Pipeline (Vector) interstate pipeline projects are intended to fill a large portion of that need, and are complemented by MCN's rights to significant storage capacity.

     Pipelines & Processing anticipates investing $1.1 billion to $1.3 billion during the next five years, growing this business segment to more than $1.5 billion of net capital investment by 2003. Approximately $150 million of capital investments are planned for 1999, which compares with $320 million invested in 1998. Pipelines & Processing plans to grow its gathering and processing portfolio primarily through acquisitions and expansions of existing supply-area ventures, and to build a transmission portfolio mainly through the construction of new pipelines into growing markets.

     During 1998, the Dauphin Island Gathering Partners (DIGP) venture proceeded with the second phase of its expansion, with completion expected in the 1999 first quarter. The project will raise this natural gas system's throughput capacity to 1.1 Bcf/d, up from pre-expansion capacity of 680 MMcf/d. DIGP also signed definitive agreements with producers in the Gulf of Mexico to commit significant new deep-water natural gas supplies to the system. MCN owns 35% of DIGP.

     Pipelines & Processing's other offshore gathering system, the one-third owned 40-mile Blue Dolphin Pipeline, had an average throughput of 75 MMcfe/d during 1998, compared with 92 MMcfe/d in 1997. Acquisition opportunities in the area indicate potential to increase this system's throughput during 1999 and beyond.

     Elsewhere in the Midcontinent/Gulf Coast region, Pipelines & Processing has two natural gas gathering ventures with American Central Gas Companies, Inc. Pipelines & Processing holds a 40% interest in each. In July 1997 the Foss Lake Gathering System venture was created to own and operate a 150-mile low-pressure system in the Anadarko Basin of western Oklahoma. This system currently gathers approximately 47 MMcf/d and has a design capacity of 70 MMcf/d. In December 1997 the second venture was formed to own and operate the East Texas Gathering system. This system primarily consists of 115 miles of gas gathering lines with throughput capacity of about 200 MMcf/d. This system currently is gathering 102 MMcf/d with additional commitments of 70 MMcf/d to be added during 1999. It is located in an area of significant drilling activity, providing opportunity for rapid expansion.

     The Cardinal States Pipeline, which gathers and transports coalbed methane in Appalachia, constructed a second 30-mile pipeline in 1998, doubling throughput capacity to 220 MMcf/d to handle increasing production in the region. MCN owns 50% of this system.

     Pipelines & Processing is a 50% partner in Copano Field Services L.P. In mid-1998, Copano built a 15-mile lateral on its upper Gulf Coast system to connect new gas production. Throughput capacity is

290 MMcf/d, while gas processing capacity is 25 MMcf/d. The system now has 695 miles of pipe. Efforts are underway to acquire or build new pipeline sections to link the various non-contiguous Copano systems.

     Pipelines & Processing has a 33% interest in the Jonah Gas Gathering System in Wyoming. This system has a capacity of 175 MMcf/d and had throughput of 18.2 Bcf during 1998, up from 12.6 Bcf in 1997.

     In September 1997, Pipelines & Processing created a partnership with Petro Source Corporation to develop a CO(2) pipeline, processing plant and marketing projects in support of enhanced oil recovery projects. As its first initiative, the partnership in 1998 constructed an 82-mile, 100 MMcf/d CO(2) pipeline that connects four gas treating plants to a distribution system servicing enhanced oil recovery projects in the Permian Basin of west Texas. Pipelines & Processing has a 33% interest in this Val Verde CO(2) pipeline, which was placed in service during the fourth quarter of 1998. This pipeline currently is transporting 32 MMcf/d.

     At the DIGP system's onshore terminus in Alabama, the Mobile Bay Processing Partnership (MBPP) joint venture has constructed a 600 MMcf/d gas processing plant. Pipelines & Processing owns 43% of this venture, which is expected to be in service in the first quarter of 1999. Related to but separate from this processing plant, Pipelines & Processing holds a 7% interest in a newly constructed, 210-mile, 80,000 barrel per day liquids pipeline that will deliver natural gas liquids extracted by MBPP joint venture and other plants to southern Louisiana markets.

     In 1996, Pipelines & Processing acquired a 25% interest in Lyondell Methanol Company, L.P., a limited partnership that owns a 248 million gallon-per-year methanol production plant in Texas. Pipelines & Processing supplies a portion of the natural gas for the methanol plant. Pipelines & Processing's share of methanol production in 1998 and 1997 was 60.4 and 60.8 million gallons, respectively, compared with initial production of 10.5 million gallons in 1996. Depressed methanol prices in 1998 resulted in a $13 million decrease in revenues.

     In Michigan, gas processing capacity was expanded to 195 MMcf/d, primarily due to the acquisition of a new plant. Pipelines & Processing now has an average interest of 89% in seven such plants that extract CO(2) from Antrim gas production.

     The 292-mile PNGTS project started construction in June 1998 and is expected to be in service during the first quarter of 1999. MCN owns a 21.4% interest in this $423 million venture, which has the capability to transport up to 360 MMcf/d from the Canadian border to the northeastern United States.

     Vector has become a front-runner among competing efforts to provide a new strategic transportation link for 1 Bcf/d of new supply coming into the Chicago area to growing markets in eastern Canada and along the Atlantic Seaboard. Although this $450 million project's proposed completion has been delayed until Fall 2000, a section of the system could be constructed this summer and placed into service in late 1999. Pipelines & Processing holds a 25% interest in this project. MichCon will lease a portion of its transmission system to the project, thereby providing additional earnings to MCN while reducing Vector's cost and environmental impact.

     Pipelines & Processing has a 10.5% interest in the Millennium Pipeline, which is designed to essentially link up with Vector through the Dawn, Ontario hub and run to New York City. This 442-mile, $685 million pipeline will carry 700 MMcf/d to serve markets on the Atlantic Seaboard.

     Pipelines & Processing formed the Crown Asphalt Distribution LLC joint venture with Crown Energy Corp. in 1998. Pipelines & Processing has a 50% interest in these asphalt distribution operations, which further enhances the value of the MCN/Crown Energy Asphalt Ridge Joint Venture. The Asphalt Ridge project, in which Pipelines & Processing holds a 75% interest, recently completed construction of a 100,000 ton per year high-grade asphalt manufacturing plant, at a total cost of $18 million, that is expected to begin production in time for the 1999 paving season. Additional manufacturing plants may be built if market conditions warrant.

ELECTRIC POWER

     The Electric Power unit operates through several wholly owned subsidiaries of MCNIC, to pursue domestic and international power generation-related opportunities. Power generation projects offer the potential for multiple sources of income, such as long-term gas sales and transportation services, as well as return on the investment in the facility itself, particularly in the U.S.

     Excluding a $2.5 million pre-tax ($1.6 million net of taxes) restructuring charge related to exiting several early-stage international projects, this segment's operating and joint venture income totaled $26.0 million in 1998, compared with $18.1 million in 1997. The 1997 earnings included a favorable $2.8 million property tax adjustment related to the Midland Cogeneration Venture Limited Partnership (MCV) in Michigan. Increased contributions from Torrent Power in India and our purchase in June of an additional 5% interest in MCV accounted for the improved results. Also, partial operation of Torrent Power's new 655 MW plant in 1998 helped the Electric Power segment to more than double its net electricity production to 3.8 million MWh from 1.8 million MWh in 1997. Net generating capacity climbed to 732 MW in 1998 from 546 MW in 1997.

     Electric Power is pursuing projects intended to meet growing demand for electricity. The majority of new power generation facilities throughout North America are expected to be gas-fired because of competitive and environmental considerations, as well as the speed with which such facilities can be brought on-line. Demand for new gas-fired generation facilities in the Midwest and along the East Coast is being significantly increased by the shut-down of nuclear plants in the United States and Canada that supply those areas. In addition, U.S. electricity consumption has been growing at a 2.2% annual rate and is estimated by government and industry sources to grow more than 30% by 2015. MCN anticipates investing $1.2 billion to $1.5 billion in Electric Power during the next five years. Approximately $400 million of capital investments by MCN are planned in Electric Power for 1999, while $88 million was spent in 1998. The Electric Power segment is not pursuing new international power projects in developing countries, and it will move forward on a pending 330 MW project in India only if expected returns remain strong.

     In October 1998, Electric Power acquired an approximate 48% interest in an operating 42 MW gas-fired cogeneration plant in Carson, California. The eight-year-old plant has a long-term contract to sell electricity to the local utility and steam to a nearby industrial customer.

     During 1998, Electric Power acquired a 95% interest in the Cobisa-Person Power project, a venture created to build, own and operate a 140 MW power plant in Albuquerque, New Mexico. This gas-fired peaking plant is expected to be in service by the summer of 2000 and is backed by a long-term power purchase agreement with Public Service Company of New Mexico. The project will be constructed at the site of a decommissioned power plant, keeping costs low and accelerating its development.

     Electric Power acquired an initial 18% general partnership interest in MCV in 1997 and an additional 5% general partnership interest in June 1998. MCV is a partnership that leases and operates a cogeneration facility in Midland, Michigan. The MCV facility, the nation's largest cogeneration facility, can produce up to 1,370 MW of electricity and 1.35 million pounds per hour of process steam for industrial use. Electric Power's investment totals $73.0 million. MCV sells electricity to Consumers Energy Co. and The Dow Chemical Co. under long-term contracts. Dow Chemical and Dow Corning Corp. also purchase process steam from the facility under long-term contracts.

     In 1997, Electric Power acquired an approximate 65% interest in Bhote Koshi Power Company, a partnership that is constructing a 36 MW hydroelectric power plant in Nepal. Construction of the plant began in early 1997 and is scheduled to be completed in early 2000. At December 31, 1998, MCN had paid $7.2 million of its total equity commitment of $20.1 million with the remainder to be paid in 1999 and 2000.

     In 1997, Electric Power acquired a 40% interest in the common equity of Torrent Power Limited (TPL), a joint venture that holds minority interests in electric distribution companies and power generation facilities located in the state of Gujarat, India. In 1997 and 1998, Electric Power acquired preference shares in TPL, bringing the total cost of Electric Power's TPL holdings to $121.2 million. The joint venture has a 36% interest in Ahmedabad Electricity Company Limited (AEC), a 43% interest in Surat Electricity Company Limited
(SECL) and a 42% interest in Gujarat Torrent Energy Corporation (GTEC). AEC serves the city of

Ahmedabad and has 550 MW of electric generating capacity. SECL provides electricity to the city of Surat. GTEC owns and operates a 655 MW power project in Gujarat, India, that reached full commissioning during the fourth quarter of 1998.

     In February 1999, MCN reached an agreement to sell its interest in TPL for approximately $130 million. The sale is subject to certain regulatory approvals and is expected to be completed by the third quarter of 1999.

     The Mobile Bay cogeneration project is expected to be placed into service along with the Mobile Bay Processing venture during the first quarter of 1999. Electric Power owns 43% of this 40 MW, natural gas-fired plant, which will provide electricity and thermal energy to the processing facility.

     In addition to these power generation facilities, Electric Power continues to pursue a number of other opportunities. Among them are: a 220 MW peaking plant in Columbus, Ohio; a 150 MW to 300 MW baseload facility in West Virginia; a 100 MW peaking plant in New Mexico; and a 150 MW to 200 MW baseload facility in New England. The size, load characteristics and location of each of these proposed projects could change based upon actual market needs. Furthermore, new projects continue to come to our attention, some of which will ultimately materialize.

     Electric Power has a 50% interest in the Michigan Power Project, a 123 MW cogeneration plant in Ludington, Michigan. The facility provides electricity to Consumers Energy Corporation and steam to Dow Chemical under long-term contracts. Electric Power also owns 50% of Ada Cogeneration, which owns and operates a natural gas-fueled cogeneration facility in western Michigan. The Ada facility generates up to 30 MW of electricity, which is sold to Consumers Energy, and produces up to 50,000 pounds of steam per hour, which is sold to a nearby commercial operation. Electric Power's business also includes a number of small cogeneration units located at the operating facilities of large commercial and industrial customers. Electric Power has long-term agreements for the sale and transportation of natural gas to these units.

ENERGY MARKETING

     Energy Marketing's operating and joint venture income decreased $3.7 million to $8.0 million in 1998. Earnings for 1997 included $2.2 million contributed from Energy Marketing's 25% interest in a gas storage project that was sold in December 1997. Additionally, 1998 earnings reflect higher storage costs and a decline in natural gas sales margins as a result of the abnormally warm 1997-1998 winter. The impact of higher storage costs and lower margins was partially offset by a significant increase in gas sales volumes.

     The Energy Marketing segment plans to grow primarily as a provider of higher-valued energy supply and management services to markets in the Midwest and eastern regions of the United States and Canada. These services generally entail the bundling of energy supplies, transportation and often storage capacity to provide energy to customers when and where needed in an efficient, one-stop-shopping manner. Capital investments are anticipated to be immaterial in 1999 as this segment is not capital intensive.

     New independent power plants represent a significant growth opportunity for Energy Marketing. More than 50,000 MW of new gas-fired generating capacity has been proposed nationwide. While not all of the new proposals will be successful, each 1,000 MW of baseload capacity represents about 60 Bcf of potential annual gas consumption, so power generation will be a key area of growth. This is particularly the case in the Northeast, where significant new generating capacity is needed.

     MCN's non-regulated energy marketing activities are directed by CoEnergy Trading Company (CTC). CTC, a wholly owned subsidiary of MCNIC, is engaged in the purchase and sale of natural gas to more than 700 commercial and industrial users, as well as gas and electric utilities and other large-volume customers throughout the Midwest, Gulf Coast and Northeast regions of the United States and Canada. Through its offices located in Detroit, Michigan and Hartford, Connecticut, CTC is able to offer buyers a bundled service by making arrangements for the acquisition of the required gas volumes and delivery to customers' facilities, and for all the necessary services in between. This bundled service is more in demand during the winter months, when interstate pipeline capacity in certain areas of the Northeast and Midwest is either constrained or uneconomical. CTC is able to better meet this demand through access to storage fields and other physical assets owned by affiliates.

     CTC and its joint venture/marketing alliances compete against numerous marketing companies. A diverse portfolio of short-, medium- and long-term sales and supply contracts combined with access to reliable gas suppliers, storage facilities and multiple pipeline connections enhances its competitive position. Approximately one-third of CTC's sales are to its joint venture/marketing alliances and other MCNIC affiliated companies, with another one-third to Midwest markets, and the final one-third to Northeast and Canadian markets. Approximately 25% of CTC's natural gas supply originates in the Midcontinent with another 25% purchased within Michigan.

     CTC is involved in four joint venture/marketing alliances that expand its market region and add other energy sources (e.g. electricity) to its market portfolio. CTC's joint venture/marketing alliances are: 1) DTE-CoEnergy, L.L.C.;
2) U.S. CoEnergy Services; 3) Torch-CoEnergy, L.L.C.; and 4) Michigan Gas Exchange, L.L.C. DTE-CoEnergy L.L.C. is jointly owned with DTE Energy Co., parent of Detroit Edison, and markets a wide range of energy services to industrial, commercial and institutional customers. The alliance's target market area spans the Great Lakes and Mid-Atlantic states, as well as the Province of Ontario. Offerings include electricity and natural gas supplies, plus associated energy and risk management services required to create cost-effective, bundled energy packages tailored to meet individual customers' needs in a non-regulated environment. U.S. CoEnergy Services is a partnership with U.S. Oil Company, Inc. formed for the sale of natural gas, fuel oil and propane to target markets within the State of Wisconsin. Torch-CoEnergy is a marketing alliance with Torch Energy Advisors of Houston. This alliance links Torch's supply-aggregation and marketing strengths in the Gulf Coast region with CTC's strong presence in high-consumption markets. Michigan Gas Exchange, L.L.C. was formed with LaVanway Capital & Trade Corporation to serve niche gas markets in the State of Michigan.

     Assisting CTC's marketing efforts is strategically selected pipeline capacity that is used to deliver gas to its markets. CTC has firm transportation service contracts on various pipeline systems totaling 400 MMcf/d, which is supplemented by interruptible service as needed. CTC expects to enhance its reserved pipeline capacity by purchasing firm transportation services on future Pipelines & Processing projects. CTC expects to capture significant marketing opportunities utilizing these new pipelines, to further enhance and complement business opportunities for other MCN/MCNIC entities. For example, the Northeast is the primary target market of three interstate pipeline projects in which Pipelines & Processing is participating. CTC holds significant capacity in PNGTS and the proposed Vector and Millennium pipelines that will be used to market bundled gas services to power plants and other large customers.

     Storage provides a critical competitive ingredient to our bundled package of gas marketing services, as it allows Energy Marketing to provide very reliable service while keeping operating costs low. In southeast Michigan, the development of Washington 10 Storage, which is strategically located in the gateway to eastern Canada and the northeastern U.S., will significantly increase the amount of gas storage capacity available to CTC to serve its markets. The project is converting a depleted gas reservoir to a 42 Bcf storage facility. Initial gas injection is scheduled for the spring of 1999, with the facility expected to be fully operational in time for the 1999-2000 winter heating season.

     Energy Marketing has a 50% interest in the 10 Bcf Washington 28 storage field, located northeast of Detroit in Macomb County. In December 1997, Energy Marketing sold its 25% share of the 46 Bcf Blue Lake gas storage project located in northern Michigan. MichCon expects to maintain its 25% interest in the Blue Lake venture.

     In total, with the addition of Washington 10, CTC will have rights to 67 Bcf of market-area storage capacity in 1999. CTC will use this storage in conjunction with its 400 MMcf/d of firm and interruptible transportation capacity on various pipelines to continue increasing its marketing presence in the U.S. Midwest and Northeast, as well as in eastern Canada.

RISK MANAGEMENT STRATEGY

     MCN primarily manages commodity price risk by utilizing futures, options and swap contracts to more fully balance its portfolio of gas and oil supply and sales agreements. Energy Marketing coordinates all of MCN's hedging activities to ensure compliance with risk management policies that are periodically reviewed by MCN's Board of Directors. Certain hedging gains or losses related to gas and oil production are recorded by MCN's discontinued E&P operations. Gains and losses on gas and oil production-related hedging transactions that are not recorded by MCN's E&P group are recorded by Energy Marketing. In late 1998, MCN began entering into offsetting positions for existing hedges of gas and oil production from properties that are expected to be sold in 1999. MCN's risk management strategy is being revised to reflect the change in its business that will result from selling its E&P properties.

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

     - End User Transportation -- Through this service, primarily large-volume commercial and industrial customers who purchase natural gas directly from producers or brokerage companies utilize the company's network to transport the gas to their facilities.

     - Intermediate Transportation -- Provides transportation service through the company's gathering and high pressure transmission system to producers, brokers and other local distribution companies that own the natural gas, but are not the ultimate consumer.

RESULTS OF OPERATIONS

     Gas Distribution's earnings for 1998 totaled $71.7 million, a decrease of $9.4 million from 1997. Results for 1998 were affected by unusual charges consisting of a property write-down and an investment loss as subsequently discussed. Excluding the unusual charges, the Gas Distribution group reported 1998 earnings of $88.4 million, an improvement of $7.3 million over 1997. Earnings comparisons were impacted by variations in weather and cost-saving initiatives resulting in significantly lower operating costs. These cost-saving initiatives allowed the Gas Distribution group to continue its record of solid financial performance, producing returns on equity of 11.0% in 1998 and 13.2% in 1997.

     Gas Distribution's earnings for 1998 were negatively affected by a property write-down and an investment loss. Gas Distribution recorded a $24.8 million pre-tax ($11.2 million, net of taxes and minority interest), write-down of certain gas gathering properties. A new gas reserve analysis was performed to determine the impact of the diversion of certain untreated gas away from the gathering system. This analysis revealed that projected cash flows from the gathering system were not sufficient to cover the system's carrying value. Therefore, an impairment loss was recorded representing the amount by which the carrying value of the system exceeded its estimated fair value. Also recorded was an $8.5 million pre-tax ($5.5 million net of taxes) loss from the write-down of an investment in a Missouri gas distribution company. As a result of MCN's refocused strategic direction, Gas Distribution expects to sell this investment in 1999. The write-down represents the amount by which the carrying value exceeded the estimated fair value of the investment.

                                                                1998        1997        1996
                                                              --------    --------    --------
REVENUES (in millions of dollars)
Gas Sales...................................................  $  838.9    $1,080.1    $1,102.9
End User Transportation.....................................      82.3        84.7        82.5
Intermediate Transportation.................................      63.2        55.2        48.6
                                                              --------    --------    --------
  Total Sales and Transportation............................     984.4     1,220.0     1,234.0
Other.......................................................      67.4        51.3        42.3
                                                              --------    --------    --------
  Total Operating Revenues..................................  $1,051.8    $1,271.3    $1,276.3
                                                              ========    ========    ========
MARKETS (Bcf)
Gas Sales...................................................     172.2       209.1       221.0
End User Transportation.....................................     140.3       145.1       146.9
Intermediate Transportation.................................     537.5       586.5       527.5
                                                              --------    --------    --------
  Total Sales and Transportation............................     850.0       940.7       895.4
                                                              ========    ========    ========

NOTE: Intermediate transportation volumes include intercompany transactions.

     Gas Distribution expects to continue growing revenues by offering a variety of energy-related services, which include appliance maintenance and home safety. Additionally, Gas Distribution began participating in Michigan's $1.2 billion per year heating, ventilation and air conditioning market with the October 1998 acquisition of three companies specializing in the sale, installation and servicing of residential and commercial heating and cooling systems. The acquired companies have total revenues of approximately $20 million per year.

     EFFECT OF WEATHER: Gas Distribution's gas sales and end user transportation volumes, revenues and net income are impacted by weather. Given the seasonal nature of the business, revenues and net income tend to be higher in the first and fourth quarters of the calendar year.

Effect of Weather on Gas Markets and Earnings
--------------------------------------------------------------------------------

                                                               1998     1997    1996
                                                              ------    ----    -----
Percentage Colder (Warmer) Than Normal......................   (19.3)%   0.8%     5.4%
Increase (Decrease) From Normal in:
  Gas Markets (in Bcf)......................................   (40.3)    0.6     10.9
  Net Income (in millions)..................................  $(35.3)   $0.5    $ 9.9

     GAS SALES: Revenues decreased $241.2 million in 1998 due primarily to weather which was 20.1% warmer in 1998, and a reduction in gas sales rates resulting from lower gas costs. This market represents approximately 20% of total deliveries and produced 64% of Gas Distribution's gross profit margin. The average margin per Mcf from gas sales was improved significantly to $2.16 in 1998 from $2.07 in 1997.

     Competition in the gas sales market comes primarily from alternative fuels such as electricity, propane and, to a lesser degree, oil and wood, and other natural gas providers in a few areas. Natural gas continues to be the preferred fuel for Michigan residences and businesses. Nearly every residential and commercial developer in MichCon's service territories selects natural gas in new construction because of the convenience, cleanliness and price advantage of natural gas compared to propane, fuel oil and other alternative fuels. Service and price are the primary factors affecting this market.

     Gas Distribution continues to take steps to become the preferred provider of natural gas and high-value energy services within Michigan and to achieve competitive financial results. To accomplish this, MichCon will increase penetration of existing markets by focusing on meeting the needs of customers and the marketplace, will continue efforts to reduce cost of gas and operating costs, and will take advantage of profitable opportunities to expand to new geographic areas.

     The challenges and opportunities resulting from increased competition in the natural gas industry have been a catalyst for MPSC action in the development of major reforms in utility regulation aimed at giving all customers added choices and greater price certainty. The overall package of regulatory changes associated with the gas industry restructuring is expected to generate additional revenue and cost savings opportunities. Gas Distribution is positioning itself to respond to changes in regulation and increased competition by reducing its cost of operations while maintaining a safe and reliable system for customers. See "Regulation and Rates" on page 14 for a discussion regarding Regulatory Reform.

     Gas Distribution's Market Expansion Program is intended to spur demand for natural gas in areas currently not served. The program primarily targets residential and small-volume commercial markets. By financing the cost of main extensions, this program makes it easier for users of higher-cost fuels, such as propane and fuel oil, to switch to natural gas for space heat and other applications. This program accounted for over 12,000 of the nearly 95,000 new customers added during the past four years. In 1998, three new areas of Michigan were served by MichCon, bringing the total number of new areas added since the program's inception in 1984 to 140.

     Cost of gas sold per Mcf for 1998 was $2.71, a decrease of $.40 (13%) from 1997. Cost of gas sold per Mcf for 1997 increased from 1996 by $.19 (7%).

     Gas Distribution owns a 47.5% interest in Southern Missouri Gas Company, L.P. which was formed in November 1996. The initial phase of system construction was completed in 1997 at a cost of approximately $40 million. As of December 31, 1998 the system was comprised of a 441-mile pipeline system and served approximately 7,000 customers. As a result of MCN's refocused strategic direction, Gas Distribution has decided to sell this investment. Gas Distribution recorded a $5.5 million, net of taxes, loss from the write-down of this investment to reflect its estimated fair value. The write-down represents the amount by which the carrying value exceeded the estimated fair value of the investment.

     END USER TRANSPORTATION: Deliveries decreased slightly to 140.3 Bcf in 1998 due to warmer weather. In 1998, this market accounted for approximately 17% of total gas deliveries and produced approximately 14% of Gas Distribution's gross profit margin.

     At December 31, 1998, MichCon had end user transportation agreements representing annual volumes of 154 Bcf. Approximately 53% of these volumes are under contracts that extend to 2000 or beyond and include the majority of the large, and most price-sensitive, customers. Contracts for the remaining volumes are typically one-year contracts that expire at various times during 1999 and relate to a large number of low-volume users with relatively low price sensitivity.

     Through technical and financial assistance, industrial and commercial customers have been encouraged to increase their use of natural gas. The natural gas-fueled power generation market accounted for approximately 31 Bcf of gas deliveries in both 1998 and 1997. Gas engine driven technologies, along with industrial process and heating, ventilation and air conditioning (HVAC) conversion applications in certain businesses, also provide significant opportunities for conversion to natural gas-powered equipment. The efficiencies and price competitiveness of natural gas can significantly reduce operating costs for customers, generally offsetting in a relatively short period of time the typically higher initial cost of gas-burning equipment.

     Gas Distribution continues to be successful in converting customers' facilities to natural gas from alternative fuels and in retaining those customers after conversion. Also, it has not experienced any significant fuel switching by its customers in recent years. In 1998, approximately 23 Bcf of MichCon's transportation deliveries were to customers who substituted natural gas for coal.

     The primary focus of competition in this market is cost. Some large commercial and industrial customers have the capacity to switch to alternative fuel sources such as coal, electricity, oil and steam. In addition, some of these customers could bypass Gas Distribution's distribution system and obtain gas directly from an interstate pipeline company. However, cost differentials must be sufficient to offset the costs, risks and loss of service flexibility associated with fuel switching or bypass. During 1998, none of Gas Distribution's industrial customers bypassed its distribution system. Gas Distribution competes against alternative fuel sources by providing competitive pricing and reliable supply through the use of the Company's extensive storage capacity and multiple supply sources. Almost all significant customers who could bypass MichCon are under long-term transportation contracts.

     The MPSC has approved a direct access program for the state's two largest electric utilities, which began in mid-1998, and allows large electric users to directly purchase lower priced electricity. The program is not expected to materially impact the competitiveness of natural gas.

     INTERMEDIATE TRANSPORTATION: This service accounts for approximately 63% of total gas deliveries, however, due to the lower costs and therefore rates applicable to this service, it represents only 11% of gross profit margin. The decrease in intermediate transportation deliveries in 1998 reflects lower off-system demand caused by the warmer weather and lower volumes transported for fixed-fee customers. Although transported volumes for fixed-fee customers may fluctuate, revenues from such customers are not affected.

     In 1998, through efficient use of transmission and storage assets as well as upstream supply, Gas Distribution sold significant short-term services resulting in increased revenues from 1997. Gas Distribution's extensive transmission pipeline system has enabled it to increase the volumes transported for Michigan gas producers, marketers, distribution companies and other pipelines. Gas Distribution operates in a pivotal geographic location with links to major interstate pipelines that reach markets elsewhere in the Midwest, the eastern United States and eastern Canada. Michigan Antrim gas production has increased significantly over the past several years, resulting in a growing demand by gas producers and brokers for intermediate transportation services.

     In 1997, in order to meet the increased demand, Gas Distribution expanded the transportation capacity of its northern Michigan gathering system. In December 1997, MichCon Pipeline purchased Thunder Bay Pipeline for approximately $13 million. During 1998, 175 Bcf was transported on this system, of which Thunder Bay contributed 31.7 Bcf.

     In January 1997, Gas Distribution placed into service a $91 million, 59-mile loop of its existing Milford-to-Belle River Pipeline. This new loop has improved the overall reliability and efficiency of Gas Distribution's gas storage and transmission system by mitigating the risk associated with the disruption of the existing pipeline or other facilities used to supply gas to Gas Distribution's customers. In addition, the pipeline provides significant off-system transportation opportunities as discussed below.

     Gas Distribution is in an excellent position to increase revenues through providing transportation of new supplies of western Canadian gas, coming into the Chicago area beginning in December 1998, to third-party pipelines serving growing markets in eastern Canada and the northeast United States. In December 1997, MichCon entered into a long-term facility lease of its Milford-to-Belle River Pipeline to the Vector Pipeline to effectuate transportation of Chicago supplies to Dawn, Ontario, a significant Canadian natural gas market hub. Currently, Vector is contemplating completing its proposed project in two phases. Phase One would be the construction of approximately 19 miles of 42" pipeline by November 1, 1999 from Gas Distribution's Belle River Mills Compressor station to Dawn, Ontario. The remainder of Vector is scheduled to be completed in October 2000. Gas Distribution is reviewing the possibility of providing transportation service to Vector for Phase One services to be delivered at Vector's proposed Belle River receipt point. Additional opportunities for transportation services are being pursued which will further maximize the use of Gas Distribution's transmission infrastructure.

     Gas Distribution is negotiating with Washington 10 Storage Corporation to provide transportation services to and from the storage field in southeastern Michigan which is expected to be in service by mid-1999. In addition, Gas Distribution has identified firm, long-term capacity, available in late 1999, between its southern interconnections with ANR Pipeline Company (ANR) at Willow Run and Consumers Energy at Northville to various interconnections at the U.S./Canadian border near the St. Clair River. Gas Distribution is soliciting offers for this capacity in the first quarter of 1999. Gas Distribution also is investigating other firm and interruptible transportation services for incremental revenue opportunities.

ENERGY ASSISTANCE PROGRAMS

     Energy assistance programs funded by the federal government and the State of Michigan, including the Home Heating Credit for low-income customers and the Family Independence Agency's State Emergency Relief Program, remain critical to MichCon's ability to control its uncollectible gas account expenses. MichCon has historically obtained favorable regulatory treatment of its uncollectible gas account costs, including those related to these energy assistance programs.

     MichCon receives a significant amount of its heating assistance funding through the Federal Low-Income Home Energy Assistance Program (LIHEAP) which funds the State of Michigan's Home Heating Credit program. In 1998 Congress provided $1.1 billion for LIHEAP funding for the 1998 fiscal year and supplemented it with a $300 million emergency fund that could be tapped only upon order of the President. Michigan received $54 million of the total $1.1 billion that was released in 1998. MichCon received $13.4 million through this program in 1998. Home Heating Credits assisted 73,000 MichCon customers in 1998. Congress voted to continue LIHEAP for federal fiscal years 1999 and 2000. For federal fiscal year 1999, which began October 1, 1998, Congress maintained LIHEAP funding at $1.1 billion and again authorized a $300 million emergency fund. In addition, Congress appropriated $1.1 billion for federal Fiscal Year 2000 which is subject to revision during budget deliberations.

GAS SUPPLY

     Gas Distribution obtains its natural gas supply from various sources in different geographic areas (the Gulf Coast, the Midcontinent, Canada, and Michigan) under agreements that vary in both pricing and terms. Looking forward to MichCon's Regulatory Reform Plan, in 1998 MichCon issued and signed new base supply contracts with its suppliers, ensuring price stability and supply reliability (see "Regulation and Rates" on page 14 for a discussion regarding MichCon's plan). Gas Distribution's geographic diversity of supply ensures that MichCon will be able to meet the requirements of its existing and future customers with reliable supplies of natural gas at a known cost, free from the potentially severe swings of a volatile gas market. Whereas prior to 1999, under GCR regulation, gas supply costs were a non-profit passthrough of prudently incurred costs. Beginning January 1, 1999, MichCon has the ability to take full advantage of its assets and expertise to generate profits from gas supply operations. By fixing the gas cost component of MichCon's sales rates at $2.95/Mcf for three years, customers benefit from greater price certainty while MichCon can take advantage of opportunities to secure lower priced gas supplies. MichCon has secured 100% of its 1999 warmer than normal weather requirements and approximately 90% of its 2000 and 2001 similar requirements at prices that help ensure profit contributions from gas supply operations.

     Citizens serves approximately 15,000 customers and is served by two interstate pipelines, Panhandle Eastern Pipe Line Company (Panhandle) and ANR. MCNIC Michigan Holdings, Inc., an affiliate intrastate pipeline company, connects ANR to Citizens' distribution system. During 1998, nearly all of Citizens' purchases were from CTC, an affiliated company.

Gas Distribution -- Sources of Gas Supply (Bcf)
--------------------------------------------------------------------------------

                                                                1998     1997     1996
                                                                ----     ----     ----
Michigan Producers..........................................     41.9     66.0     86.3
Interstate Suppliers........................................     29.0     13.8     14.5
Canadian Suppliers..........................................     31.7     31.3     37.3
Spot Market.................................................     76.3     89.1     94.0
                                                                -----    -----    -----
                                                                178.9    200.2    232.1
                                                                =====    =====    =====

     Gas Distribution purchased 23% of its 1998 supply from Michigan producers, 59% from producers in the southern and midcontinent regions of the United States and 18% from Canadian producers. These supplies are complemented by 124 Bcf of working storage capacity from storage fields owned and operated by MichCon in Michigan, of which 36 Bcf is leased to others, including 17 Bcf with an affiliate.

     MichCon has long-term firm transportation agreements, expiring on various dates through 2011, with ANR, Panhandle, Viking Gas Transmission Company (Viking) and Great Lakes Gas Transmission Limited Partnership (Great Lakes). ANR is obligated to transport for MichCon 375 MMcf/d of supply from April through October 1999. Effective November 1, 1999, MichCon's ANR capacity reduces to 285 MMcf/d. The capacity reduction results in roughly $13 million in annual cost savings. ANR capacity delivers 117.5 MMcf/d of supply sourced in the Gulf, 117.5 MMcf/d sourced in the Midcontinent and 50 MMcf/d is Canadian supply. Viking transports 50 MMcf/d of Canadian supply to the ANR system for delivery to MichCon and Panhandle transports 2 MMcf/d of Gulf Coast supply from the ANR system for delivery to MichCon. Additional Canadian supplies of 30 MMcf/d are delivered through firm transport agreements with Great Lakes.

     MichCon has supply contracts, expiring on various dates through 2007, with independent Michigan producers. Many of these contracts originally tied prices to spot market indices coupled with transport rates. MichCon, as a result of a recent MPSC Order and individually negotiated settlements, has successfully amended a number of these contracts that were previously at above market prices to a more competitive level.

     At December 31, 1998, MichCon owned and operated four natural gas storage fields in Michigan with a working storage capacity of approximately 124 Bcf. These facilities play an important role in providing reliable and cost-effective service. MichCon uses its storage capacity to supplement its supply during the winter months, replacing the gas in April through October when demand and prices are generally at the lowest levels. The use of storage capacity also allows MichCon to lower its peak-day entitlement, thereby reducing interstate pipeline charges during the winter months. During 1998, MichCon's maximum one-day sendout exceeded 2.1 Bcf, of which approximately 68% came from its underground storage fields. MichCon's gas distribution system has a maximum daily sendout capability of 2.8 Bcf, with the capacity to supply nearly 70% from underground storage.

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

     REGULATORY REFORM PLAN: In April 1998, the MPSC approved MichCon's Regulatory Reform Plan. The plan includes a comprehensive experimental three-year customer choice program open to all of MichCon's 1.2 million residential and commercial customers, subject to annual caps on the level of participation. The customer choice program begins April 1, 1999, when up to 75,000 customers will have the option of purchasing natural gas from suppliers other than MichCon. Up to 75,000 additional customers can be added April 1 of each of the next two years, eventually allowing up to 225,000 customers the option to choose a gas supplier other than MichCon. MCN's gas marketing affiliates also participate as alternative suppliers under the program. In each of the three plan years, there is also a volume limitation on commercial and industrial participants. The volume limitation for these participants is 10 Bcf in 1999, 20 Bcf in 2000 and 30 Bcf in 2001. MichCon will continue to transport and deliver the gas to the customers' premises at prices that maintain its existing sales margins.

     The plan also suspends the GCR mechanism for customers who continue to purchase gas from MichCon and fixes the gas price component of MichCon's sales rates at $2.95 per Mcf for the three-year period beginning on January 1, 1999. Prior to January 1999, MichCon did not generate any earnings nor generally incur any unrecovered costs on the gas supply portion of its operations. However, under this plan, changes in cost of gas will directly impact earnings. As part of its gas acquisition strategy, MichCon has entered into firm-price contracts for a substantial portion of its expected gas supply requirements for the next three years. These contracts, coupled with the use of MichCon's storage facilities, will substantially mitigate risks from winter price and volume fluctuations.

     Also beginning in 1999, the plan established an income sharing mechanism that will allow customers to share in profits if actual utility return on equity exceeds predetermined thresholds. In October 1998, the MPSC denied a rehearing and affirmed its approval of the plan. Various parties have appealed the MPSC's decision to the Michigan Court of Appeals. While management believes that the order will be upheld based upon applicable Michigan law, there can be no assurance as to the outcome.

     GENERAL RATE PROCEEDINGS: MichCon received authorization to defer manufactured gas plant (MGP) investigation and remediation costs in excess of the $11.7 million previously reserved by MichCon. The remaining balance of this initial reserve at December 31, 1998 is approximately $0.1 million. Any excess costs are to be deferred and amortized over a 10-year period beginning in the year subsequent to the year environmental investigation and remediation costs are paid. The recovery of any remediation costs incurred will be reviewed in a future rate case.

     MichCon filed an application with the MPSC in October 1996 requesting authority to decrease depreciation rates from an average rate of 4.1% to 3.5%. In December 1997, the MPSC issued an order approving a reduction in annual depreciation costs by more than $16 million. While the Michigan Attorney General has appealed the depreciation order, management believes the MPSC order approving the lower depreciation rates without a corresponding gas rate reduction will be upheld.

     In 1994, Citizens entered into a rate agreement with the municipal commission that sets Citizens' rates. Under the terms of this agreement which went into effect in January 1995, Citizens received a 3% rate increase and its rates were frozen for five years. The rate agreement which expires in January 2000, provides Citizens' customers with known prices and the company with an opportunity to control costs and continue to earn a reasonable rate of return.

     GAS COST RECOVERY (GCR): Prior to January 1, 1999, the GCR process allowed MichCon to recover its cost of gas sold if the MPSC determined that such costs were reasonable and prudent. As previously discussed, beginning January 1, 1999, the MichCon plan suspends the GCR mechanism and fixes the gas commodity component of MichCon's sales rate at $2.95 per Mcf for three years.

     The GCR process included an annual Gas Supply and Cost Review, in which the MPSC approved maximum monthly GCR factors. A subsequent annual GCR reconciliation proceeding provided a review of gas costs incurred during the year, determined whether approved gas costs had been overcollected or undercollected and, as a result, whether a refund or surcharge, including interest, was required to be returned to or collected from GCR customers. In September 1998, a settlement regarding MichCon's 1997 GCR Reconciliation Case was approved by the MPSC indicating a net underrecovery of approximately $13 million, including interest. In April 1998, the MPSC issued an order in MichCon's 1998 GCR Plan Case approving a $3.20 per Mcf maximum GCR factor including the net underrecovery for 1997 referred to above. MichCon's 1998 GCR overrecovery is approximately $15 million, including interest of $2.3 million. Pursuant to the terms of the plan that approved suspension of the GCR clause, MichCon will refund the overrecovery through surcharge credits during January through March 1999. In February 1997, MichCon filed its 1996 GCR reconciliation case indicating a net underrecovery of approximately $28 million, including interest. The total 1996 underrecovery was rolled into MichCon's 1997 GCR cost recovery. In September 1997, the MPSC issued an order finding that all of MichCon's 1996 gas costs were reasonable and prudent.

     FERC RATE MATTERS: In February 1998, FERC approved a settlement agreement in an ANR rate case entitling MichCon to refunds totaling $9.4 million. In April 1998, MichCon received $5.5 million relating to transportation services provided by ANR to MichCon. In June 1998, MichCon received the remaining refund, which was reflected as a reduction to MichCon's cost of gas.

ENVIRONMENTAL MATTERS

     Prior to the construction of major natural gas pipelines, gas for heating and other uses was manufactured from processes involving coal, coke or oil. MCN owns, or previously owned, 17 such former MGP sites.

     During the mid-1980s, preliminary environmental investigations were conducted at these former MGP sites, and some contamination related to the by-products of gas manufacturing was discovered at each site. The existence of these sites and the results of the environmental investigations have been reported to the Michigan Department of Environmental Quality (MDEQ). None of these former MGP sites is on the National Priorities List prepared by the U.S. Environmental Protection Agency (EPA).

     MCN is involved in an administrative proceeding before the EPA regarding one of the former MGP sites. MCN has executed an order with the EPA, pursuant to which MCN is legally obligated to investigate and remediate the MGP site. MCN is remediating five of the former MGP sites and conducting more extensive investigations at four other former MGP sites. In 1998, MichCon completed the remediation of one of the former MGP sites, which was confirmed by the MDEQ. Additionally, the MDEQ has determined with respect to one other former MGP site that MichCon is not a responsible party for the purpose of assessing remediation expenditures.

     In 1984, MCN established an $11.7 million reserve for environmental investigation and remediation. During 1993, MichCon received MPSC approval of a cost deferral and rate recovery mechanism for investigation and remediation costs incurred at former MGP sites in excess of this reserve.

     MCN employed outside consultants to evaluate remediation alternatives for these sites, to assist in estimating its potential liabilities and to review its archived insurance policies. The findings of these investigations indicate that the estimated total expenditures for investigation and remediation activities for these sites could range from $30 million to $170 million based on undiscounted 1995 costs. As a result of these studies, MCN accrued an additional liability and a corresponding regulatory asset of $35 million during 1995.

     MCN notified more than 50 current and former insurance carriers of the environmental conditions at these former MGP sites. MCN concluded settlement negotiations with certain carriers in 1996 and 1997 and has received payments from several carriers. In October 1997, MichCon filed suit against major nonsettling carriers seeking recovery of incurred costs and a declaratory judgment of the carriers' liability for future costs of environmental investigation and remediation at former MGP sites. Discovery is ongoing in the case, and a preliminary trial date has been scheduled for August 1999.

     During 1998, 1997 and 1996, MCN spent $1.6 million, $0.8 million and $0.9 million, respectively, investigating and remediating these former MGP sites. At December 31, 1998, the reserve balance is $35.1 million, of which $0.1 million was classified as current. Any significant change in assumptions, such as remediation techniques, nature and extent of contamination and regulatory requirements, could impact the estimate of remedial action costs for the sites and, therefore, have an effect on MichCon's financial position and cash flows. However, management believes that insurance coverage and the cost deferral and rate recovery mechanism approved by the MPSC will prevent environmental costs from having a material adverse impact on MichCon's results of operations.

     In 1998, MichCon received written notification from ANR, alleging that MichCon has responsibility for a portion of the costs associated with responding to environmental conditions present at a natural gas storage field in Michigan currently owned and operated by an affiliate of ANR. At least some portion of the natural gas storage field was formerly owned by MichCon. MichCon is evaluating ANR's allegations to determine whether and to what extent, if any, it may have legal responsibility for these costs. Management does not believe that this matter will have a material impact on MCN's financial statements.

FRANCHISES

     MichCon operates in more than 530 cities, villages and townships under franchises or permits that typically are revocable at will and have a 30-year maximum duration. In 1993, MichCon began a structured process to renew or re-establish formal franchises in 233 municipalities. During the period between January 1994 and December 1998, an additional 184 franchises expired. To date, 391 franchises have been renewed, including nine renewed in 1998 that account for gas sales volumes of approximately 115 MMcf annually. Additionally, one new franchise was acquired. There were no franchises lost during 1998.

     As for the 26 franchises that are currently expired, MichCon's gas distribution systems are rightfully occupying the streets with the consent or acquiescence of the municipalities. While MichCon could be ordered by any municipality in which its franchise has expired to remove its property, it could lose ownership only by its consent and the payment of an agreed upon price, or by condemnation and the payment of the fair value of such property. Should any of these municipalities seek to terminate MichCon's operations therein and substitute another gas utility operation, publicly or privately owned, the municipality must either (i) acquire and operate MichCon's system, (ii) construct a new system or (iii) grant a franchise to another privately owned utility to construct or acquire its own distribution system.

     Citizens operates in cities and townships in and around Adrian, Michigan under franchises or permits that are revocable, have a 30-year maximum duration, and provide for municipal rate setting. In November 1995, the residents of Adrian voted favorably on granting a 30-year renewal franchise to Citizens. There were 3 franchise renewals during 1998.

                            DISCONTINUED OPERATIONS

MCNIC OIL & GAS COMPANY

     During 1998, MCN recognized write-downs of its gas and oil properties held by its E&P business unit, MCNIC Oil & Gas Company (MOG), totaling $417 million pre-tax ($271 million net of taxes). Such properties were accounted for under the full-cost method of accounting prior to being classified as a discontinued operation. The write-downs were due primarily to lower oil and gas prices and the under-performance of certain exploration properties. Under the full-cost method of accounting as prescribed by the Securities and Exchange Commission, MCN's capitalized exploration and development costs exceeded the full cost "ceiling," resulting in the excess being written off to income. The ceiling is the sum of discounted future net cash flows from the production of proved gas and oil reserves, and the lower of cost or estimated fair value of unproved properties, net of related income tax effects. Future net cash flows are required to be estimated based on end-of-quarter prices and costs, unless contractual arrangements exist. A significant portion of the write-down was due to lower-than-expected exploratory drilling results.

     In 1998, MCN also recognized a $6.1 million pre-tax ($4.0 million net of taxes) loss from the write-down of an investment in the common stock of an E&P company. The loss is due to a decline in the fair value of the securities which is not considered temporary.

     MCN is in the process of selling substantially all of the gas and oil properties, and expects the sale to be completed in 1999. Accordingly, E&P has been accounted for as discontinued operations.

THE GENIX GROUP, INC.

     In 1996, MCN completed the sale of its computer operations subsidiary, The Genix Group, Inc. (Genix), to Affiliated Computer Services, Inc. for an adjusted sales price of $132.9 million, resulting in an after-tax gain of $36.2 million. Genix's 1996 income from operations totaled $1.6 million and has been accounted for as a discontinued operation.

                                     OTHER

     MCN is involved in several residential and commercial community development partnerships.

     MCNIC Gas Storage Company, a 100% owned subsidiary of MCNIC, holds a 50% limited partnership interest in The Orchards Golf Limited Partnership. The Orchards golf course is above the Washington 28 storage field, located north of Detroit. The partnership was formed in 1991 and developed approximately 450 acres of land in Washington Township, Michigan. The acreage consists of an 18-hole championship golf course of approximately 200 acres and residential development of the remaining 250 acres.

     MichCon Development Company, a 100% owned subsidiary of MichCon, holds between a 33% and a 50% interest in various partnerships related to the Harbortown development. The Harbortown development is a mixed use development consisting of a 60,000 square foot retail shopping center, a 63 slip marina, 273 rental units and 80 low-rise condominiums located in Detroit along the Detroit River. The development consists of 35 acres of land, of which 12 are currently undeveloped.

ITEM 2. PROPERTIES

     MCN, through its principal subsidiaries, owns or leases, under long-term leases, office space in Detroit and Grand Rapids, Michigan, Houston, Texas, Denver, Colorado, and Hartford, Connecticut. MCN's facilities are suitable and adequate for their intended use. MCN's capital investments for 1998 totaled $791 million and for 1999 are anticipated to be approximately $750 million.

GAS DISTRIBUTION

     MichCon operates natural gas distribution, transmission and storage facilities in Michigan. At December 31, 1998, MichCon's distribution system included 16,722 miles of distribution mains, 1,083,607 service lines and 1,202,722 active meters. MichCon owns 2,604 miles of transmission and production lines that deliver natural gas to the distribution districts and interconnect its storage fields with the sources of supply and the market areas. MichCon also owns properties relating to four underground storage fields with an aggregate storage capacity of approximately 124 Bcf. Additionally, MichCon owns district office buildings, service buildings and gas receiving and metering stations. In January 1998, MichCon purchased its principal office building in Detroit, the Guardian Building, ending its long-term capital lease obligation. MichCon occupies its principal office building in Grand Rapids under a long-term lease. Portions of these buildings are subleased to affiliates and others.

     Most of MichCon's properties are held in fee, by easement, or under lease agreements expiring at various dates to 2006, with renewal options extending beyond that date. The principal plants and properties of MichCon are held subject to the lien of MichCon's Indenture of Mortgage and Deed of Trust under which MichCon's First Mortgage Bonds are issued. Some existing properties are being fully utilized and new properties are being added to meet the requirements of expansion into new areas. Gas Distribution's capital expenditures for 1998 totaled $159 million and for 1999 are anticipated to be approximately $170 million.

     The Saginaw Bay Pipeline Company, a wholly owned subsidiary of MichCon Pipeline, owns a 66 2/3% interest in the Saginaw Bay Area Limited Partnership, which owns substantially all of the properties used in the conduct of its business, primarily a 126-mile major gathering line. The Saginaw Bay Lateral Company, a wholly owned subsidiary of MichCon Pipeline, owns a 46% interest in the Saginaw Bay Lateral Limited Partnership, which owns substantially all of the properties used in the conduct of its business, primarily lateral lines related to the Saginaw Bay major gathering line. Westside Pipeline Company, a wholly owned subsidiary of MichCon Pipeline, owns an 82.62% interest in Jordan Valley Pipeline, a 14-mile major gathering line, and the Terra-Hayes Pipeline, an 18-mile major gathering line. MichCon Gathering Company, a wholly owned subsidiary of MichCon Pipeline, owns substantially all of the properties used in the conduct of its business, including 44.7-mile, 8.6-mile, 11-mile and 25.2-mile major gathering lines and a 2,400 horsepower compressor station.

     Thunder Bay Gathering Company, a wholly owned subsidiary of MichCon Pipeline, owns substantially all of the properties used in the conduct of its business, including 44 miles of gathering lines.

     Citizens owns all of the properties used in the conduct of its utility business. Included in these properties is a gas distribution system, a two-story office building in downtown Adrian and a one-story service center.

DIVERSIFIED ENERGY

     In addition to Gas Distribution, MCN is involved in joint ventures that own property primarily associated with gas gathering, processing, transmission and storage, electric power generation and distribution and real estate. The majority of these investments are in unconsolidated joint ventures and partnerships in which Diversified Energy has an ownership interest of less than, or equal to, 50%.

     During 1998, Electric Power acquired a 95% interest in the Cobisa-Person Power project, a joint venture created to build, own and operate a 140 MW power plant in Albuquerque, New Mexico. This $60 million gas-fired peaking plant is expected to be in service by the summer of 2000 and is backed by a long-term power purchase agreement with Public Service Company of New Mexico. The project will be constructed at the site of a decommissioned power plant, keeping costs low and accelerating its development.

ITEM 3. LEGAL PROCEEDINGS

     In addition to Gas Distribution's regulatory proceedings and other matters described in Item 1, "Business," MCN also is involved in a number of lawsuits and administrative proceedings in the ordinary course of business with respect to taxes, environmental matters, contracts, personal injury, property damage claims and other matters.

ENVIRONMENTAL

     In 1994, MichCon received a general notice of liability letter from the EPA stating that it was one of two potentially responsible parties at the Lower Ecorse Creek Superfund site in Wyandotte, Michigan. The EPA requested that MichCon conduct a remedial investigation and feasibility study at that site. MichCon investigated its prior activities in the area and the EPA's bases for its conclusion, and concluded that it was not responsible for contamination discovered at that site. MichCon informed the EPA of this belief and did not undertake the requested activities.

     In September 1996, the EPA sent MichCon a second general notice of liability letter for the site and demanded reimbursement of approximately $2.3 million in past costs, plus interest. The EPA then issued MichCon and the other potentially responsible party a unilateral administrative order under section 106 of the Comprehensive Environmental Response Compensation and Liability Act to implement the remedy. The EPA estimates the cost of the remedy to be approximately $650,000. MichCon again reviewed the EPA's bases for determining that it is a potentially responsible party and concluded again that it was not responsible for contamination discovered at that site and informed the EPA of its decision. The EPA has not taken any subsequent action against MichCon. The EPA may sue MichCon to force compliance with the order or may implement the remedy and then sue MichCon for recovery of all incurred costs. If the EPA institutes and prevails in such a suit and if the court determines that MichCon did not have sufficient cause to comply with the order, the court may impose civil penalties and punitive damages. Management believes that MichCon was not responsible for contamination at the site and has sufficient cause not to comply with this order and that the resolution of this matter will not have a material adverse effect on MichCon's financial statements.

ENERGY CONSERVATION PROGRAMS

     In July 1998, the Wayne County Michigan Circuit Court approved a settlement of two class action lawsuits in relation to a discontinued energy conservation program. There were 46,000 class members. The notice of settlement was sent in June 1998 to the class members. Terms of the settlement included capped co-payments for the repair of chimney damages or the installation of a chimney liner and a reduced price for a carbon monoxide detector purchased from MichCon. The request for reimbursement period ended on October 9, 1998, at which time only 30 class members participated in the settlement. Claims totaling $3,105 were paid out in November 1998. MichCon is continuing its lawsuit against certain of the manufacturers, contractors and installers of the plaintiffs' furnaces.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with respect to all executive officers of MCN as of February 26, 1999 is set forth below. Such officers are appointed by the Board of Directors for terms expiring at the next annual meeting of shareholders, scheduled to be held April 28, 1999.

          NAME AND POSITION              AGE    BUSINESS EXPERIENCE DURING PAST FIVE YEARS
          -----------------              ---    ------------------------------------------
Alfred R. Glancy III                     60     Current position since September 1992; Chairman, Chief
  Chairman, President, Chief                    Executive Officer and Director since August 1988;
  Executive Officer and Director                Chairman and Director of MCN Investment since 1988;
                                                Chairman and Director of MichCon since 1984 and 1981,
                                                respectively; Chief Executive Officer of MichCon from
                                                1984 to September 1992.
Stephen E. Ewing                         54     Current position since September 1992; President and
  President and Chief Executive                 Chief Operating Officer from August 1988 to September
  Officer of MichCon and Director               1992; Director since August 1988; President and
                                                Director of MichCon since 1985 and 1984, respectively;
                                                Chief Operating Officer of MichCon from 1985 to
                                                September 1992.
Howard L. Dow III                        43     Current position since September 1998; Senior Vice
  Senior Vice President and Treasurer           President, Treasurer, and Chief Financial Officer of
                                                MichCon since April 1998; Vice President, Chief
                                                Financial Officer, Finance and Regulatory Affairs of
                                                MichCon since October 1996; Vice President Marketing
                                                and Regulatory Affairs and Chief Financial Officer of
                                                MichCon since 1995; Vice President of Marketing and
                                                Regulatory Affairs since July 1993; Vice President
                                                Rates and Regulatory Affairs of MichCon since March
                                                1990; Director of MichCon since 1995.
William K. McCrackin                     65     Current position since August 1988; Treasurer from
  Vice Chairman, Chief Financial                August 1988 to September 1992; Director of MCN
  Officer and Director                          Investment since 1988; Vice Chairman of MichCon from
                                                March 1986 to September 1992; Chief Financial Officer
                                                of MichCon from 1985 to September 1992; Director of
                                                MichCon since 1984.
Daniel L. Schiffer                       55     Current position since September 1995; Vice President,
  Senior Vice President, General                General Counsel and Secretary of MCN since April 1989;
  Counsel and Secretary                         General Counsel and Secretary of MCN since August 1988;
                                                Vice President and General Counsel of MichCon from July
                                                1991 to September 1992; Director of MichCon from
                                                January 1989 to September 1998.
Joseph T. Williams                       61     Current position since June 1998; President and Chief
  President and Chief Executive                 Executive Officer of MCNIC Oil & Gas Company from July
  Officer of MCNIC                              1997 to June 1998; Vice Chairman and Chief Executive
                                                Officer of Enserch Exploration Inc. from June 1995 to
                                                February 1996; President and Chief Executive Officer of
                                                PG&E Resources Company from March 1989 to June 1995;
                                                Director of MCNIC since August 1997.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     MCN Common Stock is traded on the New York Stock Exchange. On February 26, 1999 there were 21,714 holders of record of MCN Common Stock. Information regarding the market price of MCN Common Stock and related security holder matters is incorporated by reference herein from the section titled "Selected Financial Data" in MCN's 1998 Annual Report to Shareholders, pages 62 and 63.

ITEM 6. SELECTED FINANCIAL DATA

     Information required pursuant to this item is incorporated by reference herein from the section titled "Selected Financial Data" in MCN's 1998 Annual Report to Shareholders, pages 62 and 63.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Information required pursuant to this item is incorporated by reference herein from the section titled "Management's Discussion and Analysis" in MCN's 1998 Annual Report to Shareholders, pages 23 through 35.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Information required pursuant to this item is incorporated by reference herein from the section titled "Management's Discussion and Analysis -- Market Risk Information" in MCN's 1998 Annual Report to Shareholders, page 34.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Information required pursuant to this item is incorporated by reference herein from the following sections of MCN's 1998 Annual Report to Shareholders. The consolidated statement of operations, cash flows and shareholders' equity are for each of the years ended December 31, 1998, 1997 and 1996 and the consolidated statement of financial position is as of December 31, 1998 and 1997.

     Consolidated Statement of Financial Position, page 37

     Consolidated Statement of Operations, page 36

     Consolidated Statement of Cash Flows, page 38

     Consolidated Statement of Shareholders' Equity, page 39

     Notes to Consolidated Financial Statements, pages 40 through 61

     Selected Financial Data, pages 62 and 63

     Independent Auditors' Report, page 64

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information set forth in the section titled "Proposal 1 -- Election of Directors" in MCN's February 1999 definitive Proxy Statement is incorporated by reference herein.

     Information concerning the executive officers of MCN is set forth in the section titled "Executive Officers of the Registrant" on page 20 in Part I of this Report.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

     The information set forth in the section titled "Filings Under Section 16
(a)" in MCN's February 1999 definitive Proxy Statement is incorporated by reference herein.

ITEM 11. EXECUTIVE COMPENSATION

     The information set forth in the sections titled "Compensation of Directors and Executive Officers" and "Report of the Compensation Committee of the Board of Directors on Executive Compensation" in MCN's February 1999 definitive Proxy Statement is incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information set forth in the section titled "Beneficial Security Ownership of Directors, Nominees and Executive Officers" in MCN's February 1999 definitive Proxy Statement is incorporated by reference herein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information set forth in the sections titled "Executive Compensation" and "Other Compensation Matters" in MCN's February 1999 definitive Proxy Statement is incorporated by reference herein.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

(A) LIST OF DOCUMENTS FILED AS PART OF THE REPORT:

     1. For a list of financial statements incorporated by reference, see the section titled "Financial Statements and Supplementary Data" on page 21 in Part II, Item 8 of this Report.

     2. The Financial Statement Schedules for each of the three years in the period ended December 31, 1998, unless otherwise noted, are included herein in response to Part II, Item 8:

          Independent Auditors' Report

     SCHEDULE

          II -- Valuation and Qualifying Accounts

     Schedules other than those referred to above are omitted as not applicable or not required, or the required information is shown in the financial statements or notes thereto.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors of MCN Energy Group Inc.:

     We have audited the consolidated financial statements of MCN Energy Group Inc. and subsidiaries (the "Company"), as of December 31, 1998 and 1997, and for each of the three years in the period ended December 31, 1998, and have issued our report thereon dated February 25, 1999; such consolidated financial statements and report are included in your 1998 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of the Company, listed in Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Detroit, Michigan
February 25, 1999

                                  SCHEDULE II
                     MCN ENERGY GROUP INC. AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                             (THOUSANDS OF DOLLARS)

                      COLUMN A                           COLUMN B          COLUMN C           COLUMN D      COLUMN E
                                                                          ADDITIONS
                                                                     --------------------
                                                                          PROVISIONS         DEDUCTIONS
                                                                          CHARGED TO        FOR PURPOSES    BALANCE
                                                        BALANCE AT   --------------------   FOR WHICH THE    AT END
                                                        BEGINNING              REGULATORY   RESERVES WERE      OF
                     DESCRIPTION                        OF PERIOD    INCOME      ASSET        PROVIDED       PERIOD
-----------------------------------------------------   ----------   -------   ----------   -------------   --------
                                                                                        YEAR ENDED DECEMBER 31, 1998
                                                        ------------------------------------------------------------
Reserves deducted from assets in Consolidated
  Statement of Financial Position:
    Allowance for doubtful accounts..................    $15,711     $13,302    $     0        $19,348      $ 9,665
                                                         =======     =======    =======        =======      =======
Reserves included in Current Liabilities -- Other and
  Deferred Credits and Other Liabilities -- Other in
  Consolidated Statement of Financial Position:
    Restructuring Charge (1).........................    $     0     $10,390    $     0        $   660      $ 9,730
                                                         =======     =======    =======        =======      =======
Reserves included in Current Liabilities -- Other and
  in Accrued Environmental Costs in Consolidated
  Statement of Financial Position:
    Environmental testing(2).........................    $36,741     $     0    $     0        $ 1,649      $35,092
                                                         =======     =======    =======        =======      =======
Reserves included in Deferred Credits and Other
  Liabilities -- Other in Consolidated Statement of
  Financial Position:
    Injuries and damages.............................    $ 4,838     $  (328)   $   438        $ 2,433      $ 2,515
                                                         =======     =======    =======        =======      =======
                                                                      YEAR ENDED DECEMBER 31, 1997
                                                        ------------------------------------------------------------
Reserves deducted from assets in Consolidated
  Statement of Financial Position:
    Allowance for doubtful accounts..................    $18,487     $21,847    $     0        $24,623      $15,711
                                                         =======     =======    =======        =======      =======
Reserves included in Current Liabilities -- Other and
  in Accrued Environmental Costs in Consolidated
  Statement of Financial Position:
    Environmental testing (2)........................    $37,576     $     0    $     0        $   835      $36,741
                                                         =======     =======    =======        =======      =======
Reserves included in Deferred Credits and Other
  Liabilities -- Other in Consolidated Statement of
  Financial Position:
    Injuries and damages.............................    $ 9,182     $ 1,400    $   608        $ 6,352      $ 4,838
                                                         =======     =======    =======        =======      =======
                                                                      YEAR ENDED DECEMBER 31, 1996
                                                        ------------------------------------------------------------
Reserves deducted from assets in Consolidated
  Statement of Financial Position:
    Allowance for doubtful accounts..................    $13,765     $29,425    $     0        $24,703      $18,487
                                                         =======     =======    =======        =======      =======
Reserves included in Current Liabilities -- Other and
  in Accrued Environmental Costs in Consolidated
  Statement of Financial Position:
    Environmental testing (2)........................    $38,451     $     0    $     0        $   875      $37,576
                                                         =======     =======    =======        =======      =======
Reserves included in Deferred Credits and Other
  Liabilities -- Other in Consolidated Statement of
  Financial Position:
    Injuries and damages.............................    $ 8,013     $ 3,052    $   674        $ 2,557      $ 9,182
                                                         =======     =======    =======        =======      =======

---------------

NOTES:

(1) Reference is made to Note 3 to the Consolidated Financial Statements of MCN's 1998 Annual Report to Shareholders, page 41.

(2) Reference is made to Note 13b to the Consolidated Financial Statements of MCN's 1998 Annual Report to Shareholders, page 48.

3. Exhibits, Including Those Incorporated by Reference.

EXHIBIT
  NO.                              DESCRIPTION
-------                            -----------
    3-1    Articles of Incorporation of MCN Energy Group Inc. (Exhibit
           3-1 to March 31, 1998 Form 10-Q).
    3-2    By-Laws of MCN Energy Group Inc., as amended (Exhibit 3-2 to
           MCN's 1997 Form 10-K).
    3-3    Certificate of Limited Partnership of MCN Michigan Limited
           Partnership (Exhibit 4-6 to Registration Statement No.
           33-55665).
    3-4    Certificate of Trust of MCN Financing I (Exhibit 4-11 to
           Registration Statement No. 333-01521).
    3-5    Certificate of Trust of MCN Financing III (Exhibit 4-16 to
           Registration Statement No. 333-21175).
    4-1    Rights Plan (Exhibit 28-1 to December 20, 1989 Form 8-K and
           Exhibit 4 to July 23, 1997 Form 8-K).
    4-2    Senior Debt Securities Indenture between MCN Energy Group
           Inc. and NBD Bank, N.A., as Trustee, dated September 1, 1994
           (Exhibit 4-4 to Registration Statement No. 33-55665); First
           Supplemental Indenture, dated June 4, 1997 (Exhibit 4-2 to
           MCN's 1997 Form 10-K).
    4-3    Subordinated Debt Securities Indenture between MCN Energy
           Group Inc. and NBD Bank, N.A., as Trustee, dated September
           1, 1994 (Exhibit 4-5 to Registration Statement No.
           33-55665); First Supplemental Indenture, dated April 17,
           1996 (Exhibit 4-18 to Amendment No. 2 to Registration
           Statement No. 333-01521); and Second Supplemental Indenture,
           dated July 24, 1996 (Exhibit 5-2 to July 24, 1996 Form 8-K).
    4-4    MichCon's Indenture of Mortgage and Deed of Trust dated
           March 1, 1944 (Exhibit 7-D to Registration Statement No.
           2-5252); Twenty-ninth Supplemental Indenture, dated July 15,
           1989 (Exhibit 4-1 to July 27, 1989 Form 8-K); Thirtieth
           Supplemental Indenture, dated September 1, 1991 (Exhibit 4-1 to September 27, 1991 Form 8-K); Thirty-first Supplemental
           Indenture, dated December 15, 1991 (Exhibit 4-1 to February
           28, 1992 Form 8-K); Thirty-second Supplemental Indenture,
           dated January 5, 1993 (Exhibit 4-1 to 1992 Form 10-K);
           Thirty-third Supplemental Indenture, dated May 1, 1996
           (Exhibit 4-2 to Registration Statement No. 33-59093); and
           Thirty-fourth Supplemental Indenture, dated November 1, 1996
           (Exhibit 4-2 to Registration Statement No. 333-16285).
    4-5    Debt Securities Indenture between MCN Investment Corp. and
           NBD Bank, N.A., as Trustee, dated September 1, 1995 (Exhibit
           4-1 to Registration Statement No. 33-63311).
    4-6    MCN hereby agrees to furnish to the SEC, upon request, a
           copy of any instruments defining the rights of holders of
           long-term debt issued by MCN or its subsidiaries.
    4-7    Form of Guarantee Agreement with Respect to Preferred
           Securities of MCN Michigan Limited Partnership (Exhibit 4-8
           to Registration Statement No. 33-55665).
    4-8    Amended and Restated Limited Partnership Agreement of MCN
           Michigan Limited Partnership (Exhibit 4-1 to October 26,
           1994 Form 8-K).
    4-9    Form of MCN Energy Group Inc. Series A Subordinated
           Deferrable Interest Debt Security for $100,000,000 (Exhibit
           4-6 to October 26, 1994 Form 8-K).
   4-10    Form of MCN Energy Group Inc. Series A Subordinated
           Deferrable Interest Debt Security for $1,100,000 (Exhibit
           4-7 to October 26, 1994 Form 8-K).
   4-11    Purchase Contract Agreement dated April 22, 1996 between MCN
           Energy Group Inc. and The First National Bank of Chicago, as
           Purchase Contract Agent (Exhibit 4-9 to April 22, 1996 Form
           8-K).
   4-12    Pledge Agreement dated April 22, 1996 among MCN Energy Group
           Inc., Chemical Bank, as Collateral Agent, and The First
           National Bank of Chicago, as Purchase Contract Agent
           (Exhibit 4-10 to April 22, 1996 Form 8-K).

EXHIBIT
  NO.                              DESCRIPTION
-------                            -----------
   4-13    Form of Preferred Redeemable Increased Dividend Equity
           Securities Certificate (Exhibit 4-13 to MCN's 1997 Form
           10-K).
   4-14    Amended and Restated Declaration of Trust of MCN Financing
           I, dated as of July 24, 1996 (Exhibit 5-1 to July 24, 1996
           Form 8-K).
   4-15    Preferred Securities Guarantee Agreement, dated as of July
           26, 1996, between MCN and Wilmington Trust Company (Exhibit
           5-4 to July 24, 1996 Form 8-K).
   4-16    Form of Preferred Security of MCN Financing I (Exhibit 4-13
           to MCN's 1997 Form 10-K).
   4-17    Purchase Contract Agreement dated March 25, 1997 between MCN and The First National Bank of Chicago, as Purchase Contract
           Agent (Exhibit 5-5 to March 19, 1997 Form 8-K).
   4-18    Pledge Agreement dated March 25, 1997 among MCN, Chase
           Manhattan Bank, as Collateral Agent, and The First National
           Bank of Chicago, as Purchase Contract Agent (Exhibit 5-6 to
           March 19, 1997 Form 8-K).
   4-19    Form of FELINE PRIDES Certificate (Exhibit 4-19 to MCN's
           1997 Form 10-K).
   4-20    Amended and Restated Declaration of Trust of MCN Financing
           III, dated as of March 19, 1997 (Exhibit 5-2 to March 19,
           1997 Form 8-K).
   4-21    Preferred Securities Guarantee Agreement, dated as of March
           19, 1997, between MCN and Wilmington Trust Company (Exhibit
           5-4 to March 19, 1997 Form 8-K).
   4-22    Form of Preferred Security of MCN Financing III (Exhibit
           4-22 to MCN's 1997 Form 10-K).
   10-1    MCN Stock Option Plan Post-Effective Amendment No. 1
           (Registration Statement No. 33-21930-99).
   10-2    Form of Employment Agreement (Exhibit 99-2 to June 30, 1997
           Form 10-Q).
   10-3    MCN Energy Group Inc. Executive Annual Performance Plan (As
           amended effective January 1, 1998).*
   10-4    MCN Energy Group Inc. Stock Incentive Plan (Exhibit 10-1 to
           March 31, 1995 Form 10-Q).
   10-5    Special Retention Agreement between MCN Energy Group Inc.
           and Rai P. Bhargava (Exhibit 10-1 to June 30, 1995 Form
           10-Q).
   10-6    MCN Executive Deferred Compensation Plan, as amended
           (Exhibit 10-1 to September 30, 1996 Form 10-Q).
   10-7    MichCon Supplemental Death Benefit and Retirement Income
           Plan (Exhibit 10-2 to September 30, 1996 Form 10-Q).
   10-8    MichCon Supplemental Retirement Plan (Exhibit 10-3 to
           September 30, 1996 Form 10-Q).
   10-9    MCN Energy Group Inc. Mandatory Deferred Compensation Plan,
           as amended (Exhibit 10-11 to 1996 Form 10-K).
  10-10    MCN Energy Group Inc. Supplemental Savings Plan (Exhibit
           10-12 to 1996 Form 10-K).
  10-11    MCN Energy Group Inc. Nonemployee Directors' Compensation
           Plan, as amended (Exhibit 99-1 to June 30, 1997 Form 10-Q).
  10-12    MCN Energy Group Inc. Long-Term Incentive Performance Share
           Plan (As amended and restated October 1, 1997).*
  10-13    Special Retention Agreement -- William K. McCrackin (Exhibit
           10-1 to September 30, 1998 Form 10-Q).
  10-14    MCN Energy Group Savings and Stock Ownership Plan (As
           amended and restated effective as of January 1, 1998).*
  10-15    MichCon Investment and Stock Ownership Plan (As amended and restated effective as of January 1, 1998).*

EXHIBIT
  NO.                              DESCRIPTION
-------                            -----------
   12-1    Computation of Ratio of Earnings to Fixed Charges for MCN
           Energy Group Inc.*
   12-2    Computation of Ratio of Earnings to Fixed Charges for MCN
           Investment Corporation.*
   13-1    MCN Energy Group Inc. 1998 Annual Report to Shareholders.*
   21-1    List of MCN Subsidiaries.*
   23-1    Independent Auditors' Consent -- Deloitte & Touche LLP.*
   24-1    Powers of Attorney.*
   27-1    Financial Data Schedule.*

---------------
 * Indicates document filed herewith.

References are to MCN (File No. 1-10070) for documents incorporated by reference.

References are to MichCon (File No. 1-7310) for MichCon documents incorporated by reference.

(B) REPORTS ON FORM 8-K:

     MCN filed a report on Form 8-K dated November 13, 1998, under Item 5, with respect to the offering by MCN Financing II of its 8 5/8% Trust Preferred Securities (TRUPS) pursuant to the registration statement of the registrant and MCN Financing II, among others, on Form S-3 (No. 333-47139) filed with the Securities and Exchange Commission under the Securities Act of 1933. The following documents were filed as Exhibits thereto:

     - Underwriting Agreement dated November 13, 1998 with respect to the TRUPS.

     - Amended and Restated Declaration of Trust of MCN Financing II, dated as of November 18, 1998.

     - Fourth Supplemental Indenture, dated as of November 18, 1998, between MCN and NBD Bank.

     - Preferred Securities Guarantee Agreement, dated as of November 18, 1998, between MCN and Wilmington Trust Company.

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

                                                  MCN ENERGY GROUP INC.

                                          --------------------------------------
                                                       (Registrant)

                                          By:    /s/ Gerard F. Kabzinski

                                            ------------------------------------
                                                    Gerard F. Kabzinski
                                               Vice President and Controller
                                                       March 11, 1999

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

                                                                 TITLE                         DATE
                                                                 -----                         ----

                      *                          Director, Chairman, President and        March 11, 1999
---------------------------------------------    Chief Executive Officer
            Alfred R. Glancy III

                      *                          Director, Vice Chairman and Chief        March 11, 1999
---------------------------------------------    Financial Officer
            William K. McCrackin

           /s/ Gerard F. Kabzinski               Vice President and Controller            March 11, 1999
---------------------------------------------
             Gerard F. Kabzinski

                      *                          Director                                 March 11, 1999
---------------------------------------------
               James G. Berges

                      *                          Director                                 March 11, 1999
---------------------------------------------
              Stephen E. Ewing

                      *                          Director                                 March 11, 1999
---------------------------------------------
               Roger Fridholm

                      *                          Director                                 March 11, 1999
---------------------------------------------
             Frank M. Hennessey

                      *                          Director                                 March 11, 1999
---------------------------------------------
             Thomas H. Jeffs II

                      *                          Director                                 March 11, 1999
---------------------------------------------
             Helen O. Petrauskas

                      *                          Director                                 March 11, 1999
---------------------------------------------
               Howard F. Sims

                      *                          Director                                 March 11, 1999
---------------------------------------------
              Bill M. Thompson

        *By: /s/ GERARD F. KABZINSKI
   ---------------------------------------
             Gerard F. Kabzinski
              Attorney-in-Fact

                                 EXHIBIT INDEX

EXHIBIT
  NO.                              DESCRIPTION
-------                            -----------
    3-1    Articles of Incorporation of MCN Energy Group Inc. (Exhibit
           3-1 to March 31, 1998 Form 10-Q).
    3-2    By-Laws of MCN Energy Group Inc., as amended (Exhibit 3-2 to
           MCN's 1997 Form 10-K).
    3-3    Certificate of Limited Partnership of MCN Michigan Limited
           Partnership (Exhibit 4-6 to Registration Statement No.
           33-55665).
    3-4    Certificate of Trust of MCN Financing I (Exhibit 4-11 to
           Registration Statement No. 333-01521).
    3-5    Certificate of Trust of MCN Financing III (Exhibit 4-16 to
           Registration Statement No. 333-21175).
    4-1    Rights Plan (Exhibit 28-1 to December 20, 1989 Form 8-K and
           Exhibit 4 to July 23, 1997 Form 8-K).
    4-2    Senior Debt Securities Indenture between MCN Energy Group
           Inc. and NBD Bank, N.A., as Trustee, dated September 1, 1994
           (Exhibit 4-4 to Registration Statement No. 33-55665); First
           Supplemental Indenture, dated June 4, 1997 (Exhibit 4-2 to
           MCN's 1997 Form 10-K).
    4-3    Subordinated Debt Securities Indenture between MCN Energy
           Group Inc. and NBD Bank, N.A., as Trustee, dated September
           1, 1994 (Exhibit 4-5 to Registration Statement No.
           33-55665); First Supplemental Indenture, dated April 17,
           1996 (Exhibit 4-18 to Amendment No. 2 to Registration
           Statement No. 333-01521); and Second Supplemental Indenture,
           dated July 24, 1996 (Exhibit 5-2 to July 24, 1996 Form 8-K).
    4-4    MichCon's Indenture of Mortgage and Deed of Trust dated
           March 1, 1944 (Exhibit 7-D to Registration Statement No.
           2-5252); Twenty-ninth Supplemental Indenture, dated July 15,
           1989 (Exhibit 4-1 to July 27, 1989 Form 8-K); Thirtieth
           Supplemental Indenture, dated September 1, 1991 (Exhibit 4-1 to September 27, 1991 Form 8-K); Thirty-first Supplemental
           Indenture, dated December 15, 1991 (Exhibit 4-1 to February
           28, 1992 Form 8-K); Thirty-second Supplemental Indenture,
           dated January 5, 1993 (Exhibit 4-1 to 1992 Form 10-K);
           Thirty-third Supplemental Indenture, dated May 1, 1996
           (Exhibit 4-2 to Registration Statement No. 33-59093); and
           Thirty-forth Supplemental Indenture, dated November 1, 1996
           (Exhibit 4-2 to Registration Statement No. 333-16285).
    4-5    Debt Securities Indenture between MCN Investment Corp. and
           NBD Bank, N.A., as Trustee, dated September 1, 1995 (Exhibit
           4-1 to Registration Statement No. 33-63311).
    4-6    MCN hereby agrees to furnish to the SEC, upon request, a
           copy of any instruments defining the rights of holders of
           long-term debt issued by MCN or its subsidiaries.
    4-7    Form of Guarantee Agreement with Respect to Preferred
           Securities of MCN Michigan Limited Partnership (Exhibit 4-8
           to Registration Statement No. 33-55665).
    4-8    Amended and Restated Limited Partnership Agreement of MCN
           Michigan Limited Partnership (Exhibit 4-1 to October 26,
           1994 Form 8-K).
    4-9    Form of MCN Energy Group Inc. Series A Subordinated
           Deferrable Interest Debt Security for $100,000,000 (Exhibit
           4-6 to October 26, 1994 Form 8-K).
   4-10    Form of MCN Energy Group Inc. Series A Subordinated
           Deferrable Interest Debt Security for $1,100,000 (Exhibit
           4-7 to October 26, 1994 Form 8-K).
   4-11    Purchase Contract Agreement dated April 22, 1996 between MCN
           Energy Group Inc. and The First National Bank of Chicago, as
           Purchase Contract Agent (Exhibit 4-9 to April 22, 1996 Form
           8-K).
   4-12    Pledge Agreement dated April 22, 1996 among MCN Energy Group
           Inc., Chemical Bank, as Collateral Agent, and The First
           National Bank of Chicago, as Purchase Contract Agent
           (Exhibit 4-10 to April 22, 1996 Form 8-K).

EXHIBIT
  NO.                              DESCRIPTION
-------                            -----------
   4-13    Form of Preferred Redeemable Increased Dividend Equity
           Securities Certificate (Exhibit 4-13 to MCN's 1997 Form
           10-K).
   4-14    Amended and Restated Declaration of Trust of MCN Financing
           I, dated as of July 24, 1996 (Exhibit 5-1 to July 24, 1996
           Form 8-K).
   4-15    Preferred Securities Guarantee Agreement, dated as of July
           26, 1996, between MCN and Wilmington Trust Company (Exhibit
           5-4 to July 24, 1996 Form 8-K).
   4-16    Form of Preferred Security of MCN Financing I (Exhibit 4-13
           to MCN's 1997 Form 10-K).
   4-17    Purchase Contract Agreement dated March 25, 1997 between MCN and The First National Bank of Chicago, as Purchase Contract
           Agent (Exhibit 5-5 to March 19, 1997 Form 8-K).
   4-18    Pledge Agreement dated March 25, 1997 among MCN, Chase
           Manhattan Bank, as Collateral Agent, and The First National
           Bank of Chicago, as Purchase Contract Agent (Exhibit 5-6 to
           March 19, 1997 Form 8-K.)
   4-19    Form of FELINE PRIDES Certificate (Exhibit 4-19 to MCN's
           1997 Form 10-K).
   4-20    Amended and Restated Declaration of Trust of MCN Financing
           III, dated as of March 19, 1997 (Exhibit 5-2 to March 19,
           1997 Form 8-K).
   4-21    Preferred Securities Guarantee Agreement, dated as of March
           19, 1997, between MCN and Wilmington Trust Company (Exhibit
           5-4 to March 19, 1997 Form 8-K).
   4-22    Form of Preferred Security of MCN Financing III (Exhibit
           4-22 to MCN's 1997 Form 10-K).
   10-1    MCN Stock Option Plan Post-Effective Amendment No. 1
           (Registration Statement No. 33-21930-99).
   10-2    Form of Employment Agreement (Exhibit 99-2 to June 30, 1997
           Form 10-Q).
   10-3    MCN Energy Group Inc. Executive Annual Performance Plan (As
           amended effective January 1, 1998).*
   10-4    MCN Energy Group Inc. Stock Incentive Plan (Exhibit 10-1 to
           March 31, 1995 Form 10-Q).
   10-5    Special Retention Agreement between MCN Energy Group Inc.
           and Rai P. Bhargava (Exhibit 10-1 to June 30, 1995 Form
           10-Q).
   10-6    MCN Executive Deferred Compensation Plan, as amended
           (Exhibit 10-1 to September 30, 1996 Form 10-Q).
   10-7    MichCon Supplemental Death Benefit and Retirement Income
           Plan (Exhibit 10-2 to September 30, 1996 Form 10-Q).
   10-8    MichCon Supplemental Retirement Plan (Exhibit 10-3 to
           September 30, 1996 Form 10-Q).
   10-9    MCN Energy Group Inc. Mandatory Deferred Compensation Plan,
           as amended (Exhibit 10-11 to 1996 Form 10-K).
  10-10    MCN Energy Group Inc. Supplemental Savings Plan (Exhibit
           10-12 to 1996 Form 10-K).
  10-11    MCN Energy Group Inc. Nonemployee Directors' Compensation
           Plan, as amended (Exhibit 99-1 to June 30, 1997 Form 10-Q).
  10-12    MCN Energy Group Inc. Long-Term Incentive Performance Share
           Plan (As amended and restated October 1, 1997).*
  10-13    Special Retention Agreement -- William K. McCrackin (Exhibit
           10-1 to September 30, 1998 Form 10-Q).
  10-14    MCN Energy Group Savings and Stock Ownership Plan (As
           amended and restated effective as of January 1, 1998).*
  10-15    MichCon Investment and Stock Ownership Plan (As amended and restated effective as of January 1, 1998).*

EXHIBIT
  NO.                              DESCRIPTION
-------                            -----------
   12-1    Computation of Ratio of Earnings to Fixed Charges for MCN
           Energy Group Inc.*
   12-2    Computation of Ratio of Earnings to Fixed Charges for MCN
           Investment Corporation.*
   13-1    MCN Energy Group Inc. 1998 Annual Report to Shareholders.*
   21-1    List of MCN Subsidiaries.*
   23-1    Independent Auditors' Consent -- Deloitte & Touche LLP.*
   24-1    Powers of Attorney.*
   27-1    Financial Data Schedule.*

---------------
 * Indicates document filed herewith.

References are to MCN (File No. 1-10070) for documents incorporated by reference.

References are to MichCon (File No. 1-7310) for MichCon documents incorporated by reference.