Form 10-K/A
period 1998-12-31
MCN ENERGY GROUP INC
filed 1999-06-09
CIK 837579

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              -------------------
                                AMENDMENT NO. 1

                            (THIS AMENDMENT NO. 1 IS
                         FILED TO RESTATE 1998 AND 1997
                             FINANCIAL INFORMATION)

                                   FORM 10-K/A

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


SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:           None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  ___ No   X

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.

     The aggregate market value of MCN Energy Group Inc. Common Stock, $.01 par value per share, held by non-affiliates as of May 28, 1999 was $1.713 billion based on 85,655,381 outstanding shares and the closing price on that day (New York Stock Exchange Composite Transactions).

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

Basis.................................     The differential that exists at any
                                           time between the futures price for a
                                           given commodity and a comparable or
                                           related regional cash market price.

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

                               TABLE OF CONTENTS

                                                                             PAGE
 CONTENTS                                                                   NUMBER
 --------                                                                   ------
Part I
  Item 1.   Business....................................................       1
  Item 2.   Properties..................................................      18
  Item 3.   Legal Proceedings...........................................      19
  Item 4.   Submission of Matters to a Vote of Security Holders.........      19
            Executive Officers of the Registrant........................      20
Part II
  Item 5.   Market for Registrant's Common Equity and Related
            Stockholder Matters.........................................      21
  Item 6.   Selected Financial Data.....................................      22
  Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................      24
  Item 7A.  Quantitative and Qualitative Disclosures About Market
            Risk........................................................      37
  Item 8.   Financial Statements and Supplementary Data.................      38
  Item 9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure....................................      66
Part III
  Item 10.  Directors and Executive Officers of the Registrant..........      66
  Item 11.  Executive Compensation......................................      66
  Item 12.  Security Ownership of Certain Beneficial Owners and
            Management..................................................      66
  Item 13.  Certain Relationships and Related Transactions..............      66
Part IV
  Item 14.  Exhibits, Financial Statement Schedule, and Reports on Form
            8-K.........................................................      66
Signatures..............................................................      72

                           FORWARD-LOOKING STATEMENTS


     This Form 10-K/A (including certain other documents incorporated by reference into this Form 10-K/A) includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve certain risks and uncertainties that may cause actual future results to differ materially from those contemplated, projected, estimated or budgeted in such forward-looking statements. Factors that may impact forward-looking statements include, but are not limited to, the following: (i) the effects of weather and other natural phenomena; (ii) increased competition from other energy suppliers as well as alternative forms of energy; (iii) the capital intensive nature of MCN's business; (iv) economic climate and growth in the geographic areas in which MCN does business; (v) the uncertainty of gas and oil reserve estimates; (vi) the timing and extent of changes in commodity prices for natural gas, natural gas liquids, methanol, electricity and crude oil; (vii) the nature, availability and projected profitability of potential projects and other investments available to MCN; (viii) conditions of capital markets and equity markets; (ix) changes in the economic and political climate and currencies of foreign countries where MCN has invested or may invest in the future; (x) the timing and results of major transactions, such as the sale of E&P properties; (xi) the timing, nature and impact of Year 2000 activities; and
(xii) the effects of changes in governmental policies and regulatory actions, including income taxes, environmental compliance and authorized rates.

This form 10-K/A restates 1998 and 1997 financial information as described in
Note 1b to the Consolidated Financial Statements, page 44.

                                     PART I

ITEM 1. BUSINESS

     MCN, or the Company, is a diversified energy holding company with markets and investments throughout North America and in India and Nepal. The operating revenues, operating income, and identifiable assets of MCN's business segments are included in Item 8, "Financial Statements and Supplementary Data," on page
38. On December 31, 1998, MCN and its subsidiaries had 2,986 employees.

MCN operates through two major business groups, Diversified Energy and Gas Distribution.

- Diversified Energy, operating through MCNIC, is involved in the following segments: Pipelines & Processing with gathering, processing and transmission facilities near areas of rapid reserve development and growing consumer markets; Electric Power with investments in electric generation facilities in operation and under construction with a combined 2,986 MW of gross capacity and investments in electric distribution facilities; Energy Marketing with total gas sales and exchange gas delivery markets of 465.7 Bcf for 1998 with rights to 67 Bcf of storage capacity, of which 42 Bcf is currently under development. Diversified Energy also has investments in Exploration & Production (E&P) properties with 1.2 Tcf/e of proved gas and oil reserves at December 31, 1998. MCN expects to sell its E&P properties in 1999, and accordingly, has classified them as discontinued operations. See discussion on page 17.

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

RESULTS OF OPERATIONS

     MCN experienced a net loss of $286.5 million in 1998. As subsequently discussed, 1998 results reflect losses from its discontinued E&P segment that totaled $272.8 million as well as several unusual charges which totaled $114.6 million. MCN had a loss from continuing operations of $13.7 million that includes the effect of the unusual charges. Excluding these charges, MCN had 1998 earnings of $100.9 million, a decrease of $2.2 million from 1997. The charges for each business segment will be discussed further within the related business segment information to follow.

                               DIVERSIFIED ENERGY

     The Diversified Energy group reported a loss of $85.4 million in 1998 due to certain property write-downs and restructuring charges, which reduced 1998 earnings by $97.9 million. Excluding these unusual items, Diversified Energy's earnings for 1998 declined by $9.5 million from 1997. These results reflect reduced contributions from the Pipelines & Processing segment due to low energy prices and higher losses from the Energy Marketing segment. Additionally, the 1998 decrease is due to higher financing costs as a result of additional capital needed to fund investments. Partially offsetting the decreases for 1998 was increased operating and joint venture income posted by the Electric Power segment. Earnings from continuing operations for 1997 increased by $9.4 million from 1996, reflecting increased operating and joint venture income from the Pipelines & Processing and Electric Power segments. Reduced Energy Marketing contributions and higher financing costs in 1997 partially offset this growth.

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

ENERGY MARKETING

     Energy Marketing's operating and joint venture loss increased $1.3 million to $3.6 million in 1998. The increased loss in 1998 primarily reflects unrealized losses associated with trading activities and higher gas storage costs, partially offset by higher earnings from a significant increase in gas sales volumes. Additionally, the earnings comparison was affected as a result of 1997 including $2.2 million of contributions from Energy Marketing's 25% interest in a gas storage project that was sold in December 1997.

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     MCN Common Stock is traded on the New York Stock Exchange. On February 26, 1999 there were 21,714 holders of record of MCN Common Stock. Information regarding the market price of MCN Common Stock and related security holder matters is contained in Item 8, Financial Statements and Supplementary Data, page 59.

Item 6.  SELECTED FINANCIAL DATA (Unaudited)

------------------------------------------------------------------------------------------------------------------------------
(in Thousands of Dollars - Except Per Share Amounts)         1998             1997           1996         1995           1994
NET INCOME (LOSS)                                         (Restated)*      (Restated)*
Continuing Operations:                                      Note 1b          Note 1b

  Before unusual charges                                $   100,899     $   103,070     $    93,943  $    82,638   $    64,824
  Unusual charges                                          (114,576)             --              --           --            --
                                                        ----------------------------------------------------------------------
                                                            (13,677)        103,070          93,943       82,638        64,824
                                                        ----------------------------------------------------------------------
Discontinued Operations                                    (272,791)         30,159          56,397       14,118        12,944
                                                        ----------------------------------------------------------------------
                                                        $  (286,468)    $   133,229     $   150,340  $    96,756   $    77,768
                                                        ----------------------------------------------------------------------
CASH DIVIDENDS DECLARED                                 $    82,239     $    72,851     $    62,875  $    58,193   $    51,492
                                                        ----------------------------------------------------------------------
COMMON STOCK DATA
Basic Earnings Per Share:
  Continuing operations:
   Before unusual charges                               $      1.28     $      1.41     $      1.40  $      1.28   $      1.09
   Unusual charges                                            (1.45)             --              --           --            --
                                                        ----------------------------------------------------------------------
                                                               (.17)           1.41            1.40         1.28          1.09
  Discontinued operations                                     (3.46)            .41             .85          .21           .22
                                                        ----------------------------------------------------------------------
                                                        $     (3.63)    $      1.82     $      2.25  $      1.49   $      1.31
                                                        ----------------------------------------------------------------------

Diluted Earnings Per Share:
  Continuing operations:
   Before unusual charges                               $      1.28     $      1.39     $      1.39  $      1.27   $      1.09
   Unusual charges                                            (1.45)             --              --           --            --
                                                        ----------------------------------------------------------------------
                                                               (.17)           1.39            1.39         1.27          1.09
  Discontinued operations                                     (3.46)            .40             .84          .21           .21
                                                        ----------------------------------------------------------------------
                                                        $     (3.63)    $      1.79     $      2.23  $      1.48   $      1.30
                                                        ----------------------------------------------------------------------

Book Value Per Share                                    $      9.93     $     14.62     $     11.66  $     10.02   $      8.56

Return on Average Common Shareholders' Equity,
  Excluding Gain on Sale of Genix                             (29.6)%          13.8%          15.8%         16.5%         15.8
Average Common Shares Outstanding (000):
  Basic                                                      78,823          72,887          66,944       64,743        59,394
  Diluted                                                    78,823          75,435          67,521       65,144        59,481
Actual Common Shares Outstanding (000)                       79,725          78,232          67,304       66,370        59,788

PROPERTY, PLANT AND EQUIPMENT
Gas Distribution                                        $ 2,916,540     $ 2,813,434     $ 2,689,039  $ 2,496,711   $ 2,267,187
Diversified Energy                                           84,830          74,039          46,617       36,926        15,103
Discontinued Operations                                   1,040,047       1,299,301         981,901      626,917       322,535
                                                        ----------------------------------------------------------------------
                                                          4,041,417       4,186,774       3,717,557    3,160,554     2,604,825
Less - Accumulated Depreciation and Depletion             1,644,094       1,488,050       1,335,201    1,223,808     1,112,387
                                                        ----------------------------------------------------------------------
                                                        $ 2,397,323     $ 2,698,724     $ 2,382,356  $ 1,936,746   $ 1,492,438
                                                        ----------------------------------------------------------------------

ASSETS                                                  $ 4,392,898     $ 4,330,937     $ 3,633,404  $ 2,898,640   $ 2,240,973
                                                        ----------------------------------------------------------------------

CAPITAL INVESTMENTS                                     $   790,930     $   959,610     $   790,748  $  688,838    $   401,969
                                                        ----------------------------------------------------------------------

CAPITALIZATION
Long-Term Debt, Including Capital Lease Obligations     $ 1,307,168     $ 1,212,564     $ 1,252,040  $   993,407   $   685,519
Redeemable Cumulative Preferred Securities                  502,203         505,104         173,809       96,449        98,967
Common Shareholder's Equity                                 791,922       1,143,951         784,568      664,776       511,495
                                                        ----------------------------------------------------------------------
                                                        $ 2,601,293     $ 2,861,619     $ 2,210,417  $ 1,754,632   $ 1,295,981
                                                        ----------------------------------------------------------------------
OPERATING REVENUES
Diversified Energy                                      $   842,324     $   807,236     $   640,651  $   368,014   $   333,691
                                                        ----------------------------------------------------------------------
Gas Distribution:
  Gas sales                                                 838,876       1,080,104       1,102,957      931,940       968,998
  End user transportation                                    82,275          84,749          82,467       80,808        76,483
  Intermediate transportation                                63,218          55,221          48,570       41,985        39,391
  Other                                                      67,405          51,212          42,260       52,913        52,098
                                                        ----------------------------------------------------------------------
                                                          1,051,774       1,271,286       1,276,254    1,107,646     1,136,970
                                                        ----------------------------------------------------------------------
Less Intercompany Transactions                               13,904          14,688          13,427       12,441         9,837
                                                        ----------------------------------------------------------------------
                                                        $ 1,880,194     $ 2,063,834     $ 1,903,478  $ 1,463,219   $ 1,460,824
------------------------------------------------------------------------------------------------------------------------------

* Certain amounts have been restated primarily to record cost of gas expense, including trading losses, in the appropriate accounting periods as described in Note 1b to the Consolidated Financial Statements.

----------------------------------------------------------------------------------------------------------------
                                                     1998         1997        1996          1995         1994
                                              ------------------------------------------------------------------
EFFECT OF WEATHER
DEGREE DAYS                                         5,471         6,818        7,170        6,777        6,489
Percent Colder (Warmer) Than Normal                 (19.3)%          .8%         5.4%          .3%        (4.2)%
Increase (Decrease) From Normal in:
  Gas markets (MMcf)                              (40,272)          589       10,909        1,488       (4,353)
  Net income (000)                              $ (35,314)    $     467    $   9,886    $   1,415    $  (3,984)
  Diluted earnings per share                    $    (.45)    $     .01    $     .15    $     .02    $    (.07)

OPERATING STATISTICS
  Diversified Energy(1):
   Pipelines & Processing:
     Gas processed (MMcf)
      Carbon dioxide treatment                     48,868        42,761       44,223       14,588        1,942
      Natural gas liquids removal                  45,082        21,764        7,446           --           --
                                              ----------------------------------------------------------------
                                                   93,950        64,525       51,669       14,588        1,942
                                              ----------------------------------------------------------------
     Methanol produced (thousand gallons)          60,446        60,810       10,545           --           --
     Transportation (MMcf)                        175,466       115,975       86,391        4,994        1,194

   Electric Power:
     Electricity sales (thousands of MWh)           3,805         1,843          709          272          194

   Energy marketing (MMcf):
     Gas sales                                    454,681       343,719      218,952      170,668      142,352
     Exchange gas deliveries                       11,061        15,109       22,586       16,462       13,301
                                              ----------------------------------------------------------------
                                                  465,742       358,828      241,538      187,130      155,653
                                              ----------------------------------------------------------------

  Gas distribution (MMcf):
     Gas sales                                    172,177       209,092      220,958      209,816      204,384
   End user transportation                        140,315       145,101      146,895      145,761      140,020
   Intermediate transportation                    537,532       586,496      527,510      374,428      322,969
                                              ----------------------------------------------------------------
                                                  850,024       940,689      895,363      730,005      667,373
                                               ----------------------------------------------------------------
  Discontinued Operations:
   Exploration & Production:
     Gas production (MMcf)                         82,040        78,218       57,202       31,420       16,513
     Oil production (Mbbl)                          2,635         3,346        1,086          388           85
     Gas and oil production (MMcf equivalent)      97,850        98,294       63,718       33,748       17,023

GAS DISTRIBUTION CUSTOMERS
Residential                                     1,117,977     1,105,749    1,100,101    1,090,039    1,073,306
Total                                           1,205,628     1,193,122    1,183,443    1,172,613    1,154,545

EMPLOYEES
Diversified Energy                                    213           289          243          219          190
Gas Distribution                                    2,773         2,920        3,117        3,183        3,328
----------------------------------------------------------------------------------------------------------------

(1)Includes MCN's share of joint ventures

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Special investigation results in restatement - Subsequent to the issuance of MCN's December 31, 1998 financial statements, certain matters came to management's attention and resulted in a special investigation of prior years' operations of CoEnergy Trading Company (CTC), MCN's non-utility energy marketing subsidiary. As a result of the investigation, MCN identified that its internal controls had been overridden and that certain transactions had not been properly accounted for. Specifically, the investigation concluded that CTC had entered into gas supply contracts and agreed to pay significantly less than market prices in one period in return for above-market prices to be paid in subsequent periods through March 2000. The effect of these transactions was to improperly delay the accrual of cost of gas expenses, resulting in the overstatement of the 1998 net loss by $.5 million and the overstatement of 1997 net income by $8.6 million.

Additionally, the investigation identified that CTC had entered into certain unauthorized gas purchase and sale contracts for trading purposes. The unauthorized transactions violate MCN's risk-management policy that requires all such activities to be reviewed and approved by a risk committee that reports regularly to the MCN Board of Directors. The gas purchase and sale contracts entered into in connection with trading activities, some of which remain in effect through March 2000, were not accounted for properly using the required mark-to-market method, under which unrealized gains and losses are recorded as an adjustment to cost of gas. The effect of not properly marking to market these transactions was the understatement of the 1998 net loss by $7.1 million and the overstatement of 1997 net income by $.4 million. However, net income of $2.6 million and $1.8 million was realized and recorded in connection with these trading activities in 1998 and 1997, respectively, resulting in a net loss of $4.5 million in 1998 and net income of $1.4 million in 1997 from such activities. From the inception of these trading activities in March 1997 through March 1999, $5.7 million of net income was realized and recorded in connection with these trading activities. However, marking these contracts to market, as required, results in a previously unrecorded net unrealized loss of $8.4 million through March 1999, indicating a net loss of $2.7 million from such activities.

Other items identified during the investigation resulted in the understatement of the 1998 net loss by $.9 million and the overstatement of 1997 net income by $.1 million.

As described in Note 1b to the Consolidated Financial Statements, the accompanying consolidated financial statements for 1998 and 1997 have been restated from those originally reported to properly account for the transactions identified, resulting in an increase in the 1998 net loss of $7.5 million or $.09 per diluted share and a decrease in 1997 net income of $9.1 million or $.12 per diluted share. The corrections did not have an impact on the liquidity or cash flows of MCN. The financial information contained in Management's Discussion and Analysis herein has been revised to reflect the impact of such restatement.

Results for 1998 reflect losses from discontinued operations and unusual charges - MCN experienced a net loss of $286.5 million or $3.63 per share in 1998. As subsequently discussed, 1998 results reflect losses from its discontinued Exploration & Production (E&P) segment that totaled $272.8 million or $3.46 per share as well as several unusual charges that totaled $114.6 million or $1.45 per share.

MCN had a loss from continuing operations of $13.7 million or $.17 per share, which includes the effect of the unusual charges. Excluding these charges, MCN had 1998 earnings of $100.9 million or $1.28 per share compared to 1997 earnings of $103.1 million or $1.39 per diluted share. The earnings comparisons reflect reduced operating costs in the Gas Distribution segment, partially offset by the effects of low energy prices, abnormally warm weather and higher financing costs. MCN's earnings from continuing operations for 1997 increased $9.1 million (diluted per share comparison was flat) from 1996, reflecting improved contributions from the Diversified Energy group. Per share comparisons were affected by an increase in the average number of shares outstanding due to the June 1997 issuance of 9,775,000 shares of new common stock.


---------------------------------------------------------------
(in Millions)                      1998      1997         1996
---------------------------------------------------------------
Net Income (Loss)
Continuing Operations:
  Diversified Energy:
   Before unusual charges       $  12.5   $  22.0    $     12.6
  Unusual charges
   (Notes 2a & 3)                 (97.9)        -             -
                                -------------------------------
                                  (85.4)     22.0          12.6
                                -------------------------------
  Gas Distribution:
   Before unusual charges          88.4      81.1          81.4
   Unusual charges (Note 2b)      (16.7)        -             -
                                -------------------------------
                                   71.7      81.1          81.4
                                -------------------------------
Total from Continuing Operations:
  Before unusual charges          100.9     103.1          94.0
  Unusual charges (Notes 2 & 3)  (114.6)        -             -
                                -------------------------------
                                  (13.7)    103.1          94.0
                                -------------------------------
Discontinued Operations (Note 4):
  Income (loss) from operations  (272.8)     30.1          20.2
  Gain on sale                        -         -          36.2
                                -------------------------------
                                 (272.8)     30.1          56.4
                                -------------------------------
                                $(286.5)  $ 133.2    $    150.4
---------------------------------------------------------------
Diluted Earnings (Loss) Per Share
Continuing Operations:
  Diversified Energy:
   Before unusual charges       $   .16   $   .32    $      .19
   Unusual charges
     (Notes 2a & 3)               (1.24)        -             -
                                -------------------------------
                                  (1.08)      .32           .19
                                -------------------------------
  Gas Distribution:
   Before unusual charges          1.12      1.07          1.20
   Unusual charges (Note 2b)       (.21)        -             -
                                -------------------------------
                                    .91      1.07          1.20
                                -------------------------------
Total from Continuing Operations:
  Before unusual charges           1.28      1.39          1.39
  Unusual charges (Notes 2 & 3)   (1.45)        -             -
                                -------------------------------
                                   (.17)     1.39          1.39
                                -------------------------------
Discontinued Operations (Note 4):
  Income (loss) from operations   (3.46)      .40           .31
  Gain on sale                        -         -           .53
                                -------------------------------
                                  (3.46)      .40           .84
                                -------------------------------
                                $ (3.63)  $  1.79    $     2.23
---------------------------------------------------------------


STRATEGIC DIRECTION - MCN's objective is to achieve competitive long-term returns for its shareholders. MCN is pursuing a growth strategy by investing in a diverse portfolio of energy-related projects. Inherent in this portfolio-management strategy is the frequent review of internal and external factors affecting the company's investments. Therefore, the pace of new investments and the disposition of existing assets is subject to change. Reflecting this strategy in 1998, MCN has: realigned the company in order to improve operating efficiencies through a more streamlined organizational structure; decided to sell its E&P oil and gas properties; and reduced its planned capital investment levels to approximately $600 million to $750 million annually, which will be invested primarily in North America. MCN will continue to review the overall mix of its existing portfolio and the level of new investments.

UNUSUAL CHARGES - As previously discussed, MCN recorded several unusual charges in 1998, consisting of property write-downs, an investment loss and restructuring charges, which reduced 1998 earnings by $114.6 million or $1.45 per share. A detailed discussion of each unusual charge by segment follows:

UNUSUAL CHARGES                                                        1998
---------------------------------------------------------------------------
(in Millions, Except Per Share Amounts)                Net          Diluted
                                                    Income              EPS
---------------------------------------------------------------------------
Diversified Energy:
  Pipelines & Processing (Note 2a)             $     (89.5)      $    (1.13)
  Electric Power (Note 3)                             (1.6)            (.02)
  Corporate & Other (Note 3)                          (6.8)            (.09)
---------------------------------------------------------------------------
                                                     (97.9)           (1.24)
Gas Distribution (Note 2b)                           (16.7)            (.21)
---------------------------------------------------------------------------
                                               $    (114.6)      $    (1.45)
---------------------------------------------------------------------------

Pipelines & Processing recorded a $133.8 million pre-tax ($87.0 million net of taxes) write-off of its coal fines project. In June 1998, MCN placed into operation six plants designed to recover particles of coal that are a waste by-product of coal mining and then process the particles to create coal briquettes for sale. The economic viability of the venture is dependent on the briquettes qualifying for synthetic fuel tax credits and MCN's ability to utilize or sell such credits. Although the plants were placed in service by June 30, 1998, the date specified to qualify for the tax credits, operating delays at the plants have significantly increased the possibility that the Internal Revenue Service will challenge the project's eligibility for tax credits. In addition, there is uncertainty as to whether MCN can utilize or sell the credits. Without the credits, the project generates negative cash flows. These factors led to MCN's decision to record an impairment loss equal to the carrying value of the plants, reflecting the likely inability to recover such costs. MCN is currently negotiating the sale of its interest in the coal fines project. Management does not expect proceeds from the sale to be in excess of selling expenses and remediation obligations.
   MCN also recorded an impairment loss of $3.9 million pre-tax ($2.5 million net of taxes) relating to an acquired out-of-service pipeline in Michigan. This pipeline was acquired for future development, along with related easements and rights-of-way. In connection with certain lease renewal options, MCN reviewed the business alternatives for these assets and determined that their development is unlikely. Accordingly, MCN has recorded an impairment loss equal to the carrying value of these assets.

Electric Power recorded a $2.5 million pre-tax ($1.6 million net of taxes) restructuring charge related to certain international power projects. The charge was incurred as a result of refocusing MCN's strategic plan, particularly to exit certain international power projects and to limit future capital investments in developing countries to projects where it has existing commitments.

Management's Discussion and Analysis

Corporate & Other recorded a $10.4 million pre-tax ($6.8 million net of taxes) restructuring charge related to the corporate realignment designed to improve operating efficiencies through a more streamlined organizational structure. The realignment includes cost saving initiatives expected to reduce future operating expenses by approximately $15 million per year. The realignment includes the reduction of 37 positions resulting in severance and termination benefits of $4.7 million pre-tax. Also included in the charge was $5.7 million pre-tax relating to net lease expenses and the write-down of fixed assets consisting of leasehold improvements, office equipment and information systems, which are no longer being used by MCN. As of December 31, 1998, payments of $.7 million have been charged against the restructuring accruals relating to severance and termination benefits. These benefits will continue to be paid through 2000. The remaining restructuring costs, primarily for net lease expenses, are expected to be paid over the related lease terms that expire through 2006.

Gas Distribution recorded a $24.8 million pre-tax ($11.2 million net of taxes and minority interest) write-down of certain gas gathering properties. A new gas reserve analysis was performed to determine the impact of the diversion of certain untreated gas away from the gathering system. This analysis revealed that projected cash flows from the gathering system were not sufficient to cover the system's carrying value. Therefore, an impairment loss was recorded representing the amount by which the carrying value of the system exceeded its estimated fair value.

   MCN also recorded an $8.5 million pre-tax ($5.5 million net of taxes) loss from the write-down of an investment in a Missouri gas distribution company. As a result of MCN's refocused strategic direction, MCN expects to sell this investment in 1999. The write-down represents the amount by which the carrying value exceeded the estimated fair value of the investment.

DIVERSIFIED ENERGY
Results impacted by unusual charges, financing costs and low energy prices - The Diversified Energy group reported a loss in 1998 due to the property write-downs and restructuring charges, as previously discussed. Excluding these unusual items, Diversified Energy's earnings for 1998 declined by $9.5 million from 1997. These results reflect higher financing costs as well as reduced contributions from the Pipelines & Processing segment due to low energy prices and increased losses from the Energy Marketing segment. Partially offsetting the decreases for 1998 was increased operating and joint venture income posted by the Electric Power segment.

   Earnings for 1997 increased by $9.4 million from 1996, reflecting increased operating and joint venture income from the Pipelines & Processing and Electric Power segments. Reduced Energy Marketing contributions and higher financing costs partially offset this growth.



DIVERSIFIED ENERGY OPERATIONS
--------------------------------------------------------------------------------
(in Millions)                                  1998           1997        1996
                                          --------------------------------------
Operating Revenues*                       $    842.3        $  807.2  $  640.7
                                          ------------------------------------
Operating Expenses*
  Property write-downs (Note 2a)               137.7              --        --
  Restructuring charges (Note 3)                12.9              --        --
  Other                                        868.3           813.2     633.1
                                          ------------------------------------
                                             1,018.9           813.2     633.1
                                          ------------------------------------
Operating Income (Loss)                       (176.6)           (6.0)      7.6
                                          ------------------------------------
Equity in Earnings of Joint
  Ventures                                      61.2            46.6      16.6
                                          ------------------------------------

Other Income & (Deductions)*
  Interest income                                4.8             6.6       2.8
  Interest expense                             (21.9)          (10.7)     (7.9)
  Dividends on preferred securities            (17.6)          (14.4)     (5.0)
  Other                                         12.2            10.1       5.5
                                          ------------------------------------
                                               (22.5)           (8.4)     (4.6)
                                          ------------------------------------
Income (Loss) Before Income
  Taxes                                       (137.9)           32.2      19.6
Income Tax Provision (Benefit)                 (52.5)           10.2       7.0
                                          ------------------------------------
Net Income (Loss)
  Before unusual charges                        12.5            22.0      12.6
  Unusual charges (Notes 2a & 3)               (97.9)             --        --
                                          ------------------------------------
                                          $    (85.4)       $   22.0  $   12.6
                                          ------------------------------------

*Includes intercompany transactions

Operating and Joint Venture Income
Operating and joint venture results, excluding the unusual charges, declined $5.4 million in 1998 and increased $16.4 million in 1997. A discussion of each business segment, its contributions and its outlook follows:



OPERATING AND JOINT VENTURE INCOME (LOSS)
---------------------------------------------------------------------
(in Millions)                     1998            1997           1996
                              ---------------------------------------
Before Unusual Charges:
  Pipelines & Processing      $     21.4        $ 29.1       $   10.7
  Electric Power                    26.0          18.1            4.6
  Energy Marketing                  (3.6)         (2.3)           9.4
  Corporate & Other                 (8.6)         (4.3)           (.5)
                              ---------------------------------------
                                    35.2          40.6           24.2
Unusual Charges (Notes 2a & 3)    (150.6)           --             --
                              ---------------------------------------
                              $   (115.4)       $ 40.6       $   24.2
                              ---------------------------------------


Pipelines & Processing owns and invests in pipeline, gathering, processing and related facilities in major supply areas, including the Midwest/Appalachia, Midcontinent/Gulf Coast and Rocky Mountain regions.

     Pipelines & Processing operating and joint venture income, excluding the write-offs, decreased $7.7 million in 1998. This decrease reflects lower contributions from MCN's 25% interest in Lyondell Methanol Company, L.P. (Lyondell), a limited partnership that owns a 248 million gallon-per-year methanol production plant in Texas. Earnings from Lyondell reflect an approximate 40% decrease in methanol prices during 1998 resulting in a $13 million unfavorable impact on joint venture income as compared to 1997. In addition, the Pipelines & Processing segment incurred $9.1 million of operating losses in 1998 related to the start up of the coal fines project. As discussed earlier, the coal fines project was written-off during 1998 and is not expected to have a significant impact on future earnings. Partially offsetting the effect of lower methanol prices and coal fines losses were increased contributions from gas pipeline and processing ventures.

Transportation volumes increased 59.5 Bcf or over 50% as a result of the acquisition and expansion of pipeline facilities during 1997 and 1998. Gas processed to remove carbon dioxide (CO2) increased 6.1 Bcf or 14% in 1998 and decreased slightly in 1997. Gas processed to remove natural gas liquids (NGL) more than doubled, increasing 23.3 Bcf and 14.4 Bcf in 1998 and 1997, respectively, due to the acquisition of processing facilities since 1996.


Pipelines & Processing Statistics*
--------------------------------------------------------------------------------
                                                    1998      1997         1996
--------------------------------------------------------------------------------

Methanol Produced (million gallons)                 60.4      60.8         10.5
Transportation (Bcf)                               175.5     116.0         86.4
Gas Processed (Bcf)
  CO2 treatment                                     48.9      42.8         44.2
  NGL removal                                       45.1      21.8          7.4

--------------------------------------------------------------------------------

* Includes MCN's share of joint ventures

Operating and joint venture income increased by $18.4 million in 1997, primarily reflecting income from the late 1996 acquisition of MCN's interest in Lyondell. Additionally, Lyondell benefited from strong methanol prices during 1997. Results for 1997 also reflect income from a 29.6 Bcf or 34% increase in transportation volumes resulting from the acquisition and expansion of pipeline facilities.

METHANOL PRICES*
per Gallon
                                   [BAR GRAPH]

year
  96           97          98

44 cents     58 cents     36 cents

*Estimated U.S. Gulf average

Outlook - Pipelines & Processing's expansion strategy will continue to focus on investing in natural gas and gas liquid gathering, processing and transmission facilities near areas of rapid reserve development or growing consumer markets. This business segment acquired or advanced several pipeline and processing ventures in 1998 that are expected to contribute to future operating results. MCN has a 35% joint venture interest in Dauphin Island Gathering Partners
(DIGP), which is proceeding with the second phase of its expansion. The expansion is expected to be completed during the first quarter of 1999 and will increase the throughput capacity of the system to 1.1 billion cubic feet per day (Bcf/d). Also, the Mobile Bay Processing Partners joint venture has constructed a 600 million cubic feet per day (MMcf/d) gas processing plant at the Dauphin Island system's onshore terminus in Alabama. MCN owns 43% of this venture, which is expected to be in service in the first quarter of 1999. In addition, MCN has partnership interests in three interstate pipeline projects. Portland Natural Gas Transmission System (Portland), Millennium Pipeline and Vector Pipeline will transport Canadian and U.S. natural gas volumes into the Northeast and Southeast U.S. markets. MCN has a 21.4% interest in the Portland system, a 292-mile pipeline that will transport up to 360 MMcf/d and is expected to be in-service in early 1999. MCN has a 10.5% interest in the 442-mile Millennium Pipeline that will have the capacity to transport 700 MMcf/d. MCN also has a 25% interest in the 343-mile Vector Pipeline that is expected to transport up to 1 Bcf/d. Both the Millennium and Vector Pipelines are subject to regulatory approval and sufficient market development.
     MCN's Pipelines & Processing segment also has a 75% interest in an asphalt manufacturing partnership that has completed construction of a plant designed to produce annually up to 100,000 tons of high-quality asphalt. Additional manufacturing plants may be built if market conditions warrant. During 1998, MCN acquired a 49.9% interest in an asphalt distribution operation.
     Pipelines & Processing's future operating results are expected to be favorably affected by an increase in gas volumes transported and processed as well as an increase in asphalt manufactured and sold. Future results will also be impacted by changes in gas processing margins, methanol and asphalt prices, and transportation and gathering rates. Gas processing margins and methanol prices were significantly lower in 1998 than in the past few years.

ELECTRIC POWER holds joint venture interests in electric power generation and distribution facilities in the United States, India and Nepal. Electric Power also provides fuel management services and supplies gas to power generation facilities under long-term sales contracts.
   Electric Power operating and joint venture results, excluding restructuring charges, increased $7.9 million in 1998 and $13.5 million in 1997. The increased earnings for 1998 and 1997 reflect contributions from Midland Cogeneration Venture L.P. (MCV), a limited partnership that owns a gas-fired cogeneration facility capable of producing up to 1,370 megawatts (MW) of electricity and 1.35 million pounds per hour of process steam. MCN acquired an initial 18% interest in MCV in the 1997 second quarter and an additional 5% interest in MCV in June 1998. In addition, earnings from MCV for 1997 include a favorable $2.8 million pre-tax adjustment resulting from a change in accounting for property taxes.

MANAGEMENT'S DISCUSSION AND ANALYSIS

ELECTRICITY SALES*
In Thousands of MW Hours

                                 [BAR GRAPH]

year                                              96        97        98
                                                 -----   -------   -------
                                                 708.9   1,843.3   3,805.0
- Domestic     - International

*Includes MCN's share of joint ventures

   Also contributing to the 1998 and 1997 results were higher earnings from MCN's 50%-owned, 123 MW Michigan Power cogeneration facility and contributions from the 1997 acquisition of a 40% interest in Torrent Power Limited (TPL), an Indian joint venture. Improved earnings from the Michigan Power facility are due to a higher electricity sales rate under its long-term sales contract. TPL holds minority interests in two electric distribution companies and a power generation project in the state of Gujarat, India. The power generation project was formed to build, own and operate a 655 MW dual-fuel facility. This facility began partial operations in December 1997, and became fully operational in late 1998.

Outlook - MCN intends to expand its Electric Power business, primarily in projects in North America. Under its refocused strategic plan, MCN has exited certain international power projects and plans to limit future capital investments in developing countries to projects where it has existing commitments. In February 1999, MCN reached an agreement to sell its interest in TPL for approximately $130 million (Note 5b). The sale is subject to certain regulatory approvals and is expected to be completed by the third quarter of 1999. MCN will continue to pursue opportunities to acquire and sell properties in order to optimize its portfolio.
   The Michigan Public Service Commission (MPSC) has issued its final order regarding electric restructuring, which is being appealed. MCN has investments in three Michigan electric power generation facilities that could be impacted by electric restructuring.
   A number of projects were advanced or acquired in 1998 and are expected to contribute to future results. In October 1998, MCN acquired a 48% interest in the Carson cogeneration project, a 42 MW gas-fired cogeneration plant in California. The plant sells electricity and steam under separate long-term contracts. In addition, MCN has a 43% interest in the Mobile Bay cogeneration project, a 40 MW natural gas-fired plant, which is expected to be placed into service in the first quarter of 1999. In December 1997, MCN acquired a 65% interest in a 36 MW hydroelectric power plant in Nepal. Construction on the $98 million project began in early 1997 and is scheduled to be completed in early 2000. MCN also has a 95% interest in the Cobisa-Person Power project, a joint venture that will build, own and operate a 140 MW power plant in Albuquerque, New Mexico. This gas-fired peaking plant is expected to be in service by mid-2000.
   Foreign currency translation adjustments relating to MCN's international equity investments are included in Accumulated Other Comprehensive Loss, a component of Common Shareholders' Equity. The foreign currency translation adjustment through December 1998 primarily relates to the U.S. dollar and Indian rupee exchange rate fluctuations from the TPL investment. MCN's financial statements will continue to be affected by currency exchange rate fluctuations. However, the expected sale of MCN's interest in TPL will significantly reduce its foreign currency risk.

ENERGY MARKETING sells premium, reliable, primarily bundled energy services to large-volume customers in the Midwest, Gulf Coast and Northeast United States and eastern Canada. In addition, the segment holds market-area storage capacity that adds value to its energy marketing activities.
   Energy Marketing operating and joint venture loss increased $1.3 million in 1998. The increased loss in 1998 primarily reflects unrealized losses associated with trading activities (Note 1b) and higher gas storage costs, partially offset by higher earnings from a significant increase in gas sales volumes. Additionally, the earnings comparison was affected as a result of 1997 including $2.2 million of contributions from Energy Marketing's 25% interest in a gas storage project that was sold in December 1997. Operating and joint venture income for 1997 decreased $11.7 million due to lower gas sales margins as well as higher costs for storage capacity, which enhances Energy Marketing's ability to offer reliable gas supply during peak winter months.

GAS SALES & EXCHANGE GAS
DELIVERIES*

In BcF
                                  [BAR GRAPH]

year                                              96        97        98
                                                 -----     -----     -----
                                                 241.5     358.8     465.7

*Includes MCN's share of joint ventures


   Energy Marketing's total gas sales and exchange deliveries increased 106.9 Bcf or 30% during 1998 and 117.3 Bcf or 49% for 1997. The increase in Energy Marketing's gas sales volumes was driven by additional sales in each of the company's market regions. Under exchange gas contracts, Energy Marketing accepts gas from customers or delivers gas to customers, and gas is returned during a subsequent period.

   MCN has a 50% interest in a joint venture storage project that owns a 10 Bcf storage facility. This storage facility is utilized by MCN's Energy Marketing unit, in conjunction with third-party storage and pipeline capacity, to enhance its ability to provide reliable gas sales and exchange gas services.
Outlook - MCN will focus on growing its Energy Marketing segment through expansion of its coverage within existing markets as well as by entering new markets through strategic alliances with other energy providers. Enhanced by its ability to provide reliable and custom-tailored bundled services to large-volume end users and utilities, MCN is positioned to capitalize on opportunities to further expand its market base into the Northeast and Midwest United States and eastern Canada.
    MCN is in the process of converting a depleted natural gas reservoir into a 42 Bcf storage facility. The storage field is expected to be completed by mid-1999 and, therefore to be available for the 1999-2000 winter heating season. The storage field will support Energy Marketing's operations by enhancing its ability to offer a reliable gas supply during peak winter months.

RISK MANAGEMENT STRATEGY - MCN primarily manages commodity price risk by utilizing futures, options and swap contracts to more fully balance its portfolio of gas and oil supply and sales agreements. MCN's Energy Marketing business coordinates all of MCN's hedging activities to ensure compliance with risk management policies that are periodically reviewed by MCN's Board of Directors. Certain hedging gains or losses related to gas and oil production are recorded by MCN's discontinued E&P operations. Gains and losses on gas and oil production-related hedging transactions that are not recorded by MCN's E&P unit are recorded by Energy Marketing. In late 1998, MCN began entering into offsetting positions for existing hedges of gas and oil production from properties that are expected to be sold in 1999. MCN's risk management strategy is being revised to reflect the change in its business that will result from selling its E&P properties.

CORPORATE & OTHER operating and joint venture losses, excluding restructuring charges, increased $4.3 million in 1998 and $3.8 million in 1997. The results reflect increased administrative expenses associated with corporate management activities. The Diversified Energy group was charged a larger portion of such expenses beginning in 1997, to reflect its larger percentage of MCN. Operating and joint venture losses in 1998 were partially offset by adjustments necessary to reduce or eliminate accruals for employee incentive awards that are based on MCN's operating or stock-price performance. The 1996 results benefited from a $1.7 million pre-tax gain from the sale of land by a 50%-owned real estate joint venture.

Other Income and Deductions
Other income and deductions increased $14.1 million in 1998 and $3.8 million in 1997. The increases reflect higher dividends resulting from the issuance of $332 million of preferred securities in 1997 and $80 million of preferred securities in 1996. In addition, all periods reflect higher interest costs on increased borrowings required to finance capital investments in the Diversified Energy group.
   Other income and deductions comparisons also were affected by several gains from the sale of properties. In 1998, a $6.0 million pre-tax gain was recorded from the sale of certain gas sales contracts and a $3.9 million pre-tax gain was recorded from the sale of a 50% interest in the 30 MW Ada cogeneration facility. Other income and deductions for 1997 included a $3.2 million pre-tax gain from the December 1997 sale of Diversified Energy's 25% interest in a gas storage project, a $2.5 million pre-tax gain from the sale of pipeline assets as well as gains related to DIGP. In a series of transactions during 1996, MCN sold 64% of its 99% interest in the DIGP partnership, resulting in pre-tax gains totaling $8.8 million, of which $2.4 million was deferred until 1997 when a related option agreement expired unexercised.

Income Taxes
Income taxes decreased in 1998 and increased in 1997. Income taxes were impacted by variations in pre-tax earnings. Income tax comparisons were also affected by tax credits and stock-related tax benefits recorded in 1998, as well as the generation of foreign income in 1998 that was not subject to U.S. or foreign tax provisions.



GAS DISTRIBUTION
Results reflect unusual charges, warmer weather and cost-saving initiatives - Gas Distribution's earnings for 1998 were affected by the property write-down and investment loss, as previously discussed. Excluding these unusual charges, the Gas Distribution group reported 1998 earnings of $88.4 million, an improvement of $7.3 million over 1997. Earnings for 1997 were $81.1 million, representing a slight decrease from 1996. Earnings comparisons were impacted by variations in weather and cost-saving initiatives resulting in significantly lower operating costs. These cost-saving initiatives allowed the Gas Distribution group to continue its record of solid financial performance, producing returns on equity of 11.0% in 1998 and 13.2% in 1997.


Gas Distribution Operations
--------------------------------------------------------------------------------
(in Millions)                     1998       1997             1996
--------------------------------------------------------------------------------
Operating Revenues*
  Gas sales                    $  838.9    $ 1,080.1        $ 1,102.9
  End user transportation          82.3         84.7             82.5
  Intermediate transportation      63.2         55.2             48.6
  Other                            67.4         51.3             42.3
                               -------------------------------------------------
                                1,051.8      1,271.3          1,276.3
Cost of Gas                       462.1        642.0            646.3
                               -------------------------------------------------
Gross Margin                      589.7        629.3            630.0
                               -------------------------------------------------
Other Operating Expenses*
  Operation and maintenance       256.6        286.7            298.4
  Depreciation and depletion       93.8        104.4             98.8
  Property and other taxes         56.0         61.3             62.3
  Property write-down (Note 2b)    24.8            -                -
                               -------------------------------------------------
                                  431.2        452.4            459.5
                               -------------------------------------------------
Operating Income                  158.5        176.9            170.5
                               -------------------------------------------------
Equity in Earnings of Joint
  Ventures                          1.0          2.5              1.3
                               -------------------------------------------------

Other Income and (Deductions)*
  Interest income                   5.7          4.7              4.0
  Interest expense                (57.5)       (54.5)           (48.9)
  Investment loss (Note 2b)        (8.5)           -                -
  Minority interest                 5.7         (1.9)            (1.0)
  Other                             (.2)          .5             (1.8)
                               -------------------------------------------------
                                  (54.8)       (51.2)           (47.7)
                               -------------------------------------------------
Income Before Income Taxes        104.7        128.2            124.1
Income Tax Provision               33.0         47.1             42.7
                               -------------------------------------------------

Net Income
  Before unusual charges           88.4         81.1             81.4
  Unusual charges (Note 2b)       (16.7)           -                -
                               -------------------------------------------------
                               $   71.7    $    81.1        $    81.4
                               -------------------------------------------------

*Includes intercompany transactions

MANAGEMENT'S DISCUSSION AND ANALYSIS

Gross Margin
Gross margins reflect abnormally warm weather - Gas Distribution gross margin (operating revenues less cost of gas) decreased $39.6 million and $.7 million in 1998 and 1997, respectively, reflecting changes in gas sales and end user transportation deliveries due primarily to abnormally warm weather in 1998 and significantly colder weather in 1996. Additionally, gross margins in 1998 and 1997 were favorably affected by the continued growth in intermediate transportation services as well as increased other operating revenues resulting from providing gas-related services.


Effect of Weather on Gas Markets and Earnings
--------------------------------------------------------------------------------
                                              1998         1997      1996
--------------------------------------------------------------------------------

Percentage Colder (Warmer)
  Than Normal                               (19.3)%         .8%      5.4%
Increase (Decrease) From Normal in:
  Gas markets (in Bcf)                      (40.3)          .6      10.9
  Net income (in Millions)                $ (35.3)       $  .5     $ 9.9
  Diluted earnings per share              $  (.45)       $ .01     $ .15
--------------------------------------------------------------------------------

GAS SALES AND END USER TRANSPORTATION revenues in total decreased $243.6 million in 1998 and $20.6 million in 1997. Revenues were affected by fluctuations in gas sales and end user transportation deliveries that decreased by 41.7 Bcf to 312.5 Bcf in 1998 and decreased by 13.7 Bcf to 354.2 Bcf in 1997. The decreases in gas sales and end user transportation deliveries for both periods were due primarily to weather, which was 20.1% warmer in 1998 and 4.6% warmer in 1997 compared to the previous years. The decrease in revenues in 1998 also reflects a reduction in gas sales rates resulting from lower gas costs. The impact of reduced gas sales and transportation deliveries in 1997 was partially offset by an increase in gas sales rates due to higher gas costs. As discussed in the "Cost of Gas" section that follows, Gas Distribution's sales rates through the end of 1998 were set to recover all of its reasonably and prudently incurred gas costs. Therefore, the effect of any fluctuations in cost of gas sold was substantially offset by a change in gas sales revenues.
   End user transportation services are provided to large-volume commercial and industrial customers who purchase gas directly from producers and brokers, including MCN's Energy Marketing business, and contract with MichCon to transport the gas to their facilities. Gas Distribution continues to enter into multi-year, competitively priced transportation agreements with large-volume users to maintain these gas markets over the long term.

GAS DISTRIBUTION VOLUMES/GROSS MARGIN COMPARISON

                                  [BAR GRAPH]

                  Volumes           Gross Margins
Year              In Bcf            In Millions
----              -------           -------------
96                895.4             $  630.0
                                    $  614.8
97                940.7             $  629.3
                                    $  628.6
98                850.0             $  589.7
                                    $  644.0


-  Gas Sales
-  End User Transportation
-  Intermediate Transportation
-  Other
Total Margins Weather Normalized

INTERMEDIATE TRANSPORTATION revenues increased by $8.0 million and $6.6 million in 1998 and 1997, respectively, due in part to increased fees generated from the transfer of gas title among and between intermediate transportation service users and various gas owners. Intermediate transportation is a gas delivery service provided to gas producers, gas brokers and other gas companies that own the natural gas but are not the ultimate consumers.
   Although intermediate transportation revenues increased in 1998, volumes delivered decreased 49.0 Bcf to 537.5 Bcf. Intermediate transportation deliveries increased in 1997 by 59.0 Bcf to 586.5 Bcf. The decrease in intermediate transportation deliveries in 1998 reflects lower off-system demand caused by the warmer weather and lower volumes transported for fixed-fee customers. Although transported volumes for fixed-fee customers may fluctuate, revenues from such customers are not affected. Intermediate transportation revenues and volumes delivered for both 1998 and 1997 reflect additional Antrim gas volumes transported for Michigan gas producers and brokers. There has been a significant increase in Michigan Antrim gas production over the past several years, resulting in a growing demand by gas producers and brokers for intermediate transportation services. In order to meet the increased demand, Gas Distribution expanded the transportation capacity of its northern Michigan gathering system in 1996. In December 1997, MichCon purchased an existing pipeline system and further expanded the capacity of this system. Although intermediate transportation volumes are a significant part of Gas Distribution's total markets, profit margins on this service are considerably less than margins on gas sales or for end user transportation services.

OTHER OPERATING REVENUES increased $16.1 million in 1998 and $9.0 million in 1997. The improvement in both periods is due in part to an increase in late payment fees, appliance maintenance services and other gas-related services. The comparisons are also impacted by unfavorable adjustments in 1997 and 1996 related to the discontinuance of MichCon's energy conservation programs.

Cost of Gas
Cost of gas is affected by variations in sales volumes and the costs of purchased gas as well as related transportation costs. Under the Gas Cost Recovery (GCR) mechanism in effect through 1998 (Note 7b), MichCon adjusted its sales rates to recover all of its reasonably and prudently incurred gas costs. Therefore, fluctuations in cost of gas sold had little effect on gross margins .
    Cost of gas sold decreased by $179.9 million in 1998 and by $4.3 million in 1997 as a result of lower sales volumes, primarily due to warmer weather. The decrease in 1998 also reflects lower prices paid for gas purchased of $.40 (13%) per thousand cubic feet (Mcf). Additionally, the decrease in 1997 was impacted by supplier refunds, partially offset by higher prices paid for gas purchased of $.19 per Mcf (7%).

Other Operating Expenses
OPERATION AND MAINTENANCE expenses declined by $30.1 million or 10% in 1998 and $11.7 million or 4% in 1997. These reductions reflect management's continuing efforts to control operating costs. More specifically, the reductions for both 1998 and 1997 reflect lower benefit costs, primarily pension and retiree healthcare costs, as well as lower uncollectible gas accounts expense.
    Gas Distribution has streamlined its organizational structure over the past several years while increasing its customer base and expanding energy services to customers. MichCon implemented an early retirement program in early 1998 that reduced its net workforce by approximately 175 employees or 6%. The cost of the program and the related savings were largely offsetting in 1998 but will contribute to lower operating costs in future years. Since 1995, the number of Gas Distribution employees has declined by 410 or 13%, while the number of customers has increased over 30,000 or 3%.

GAS DISTRIBUTION - NUMBER OF CUSTOMERS SERVED BY EMPLOYEE

                                   [GRAPH]

Year            96     97    98
               380    409   435

   Gas Distribution's uncollectible gas accounts expense declined by $8.7 million in 1998 and $5.7 million in 1997 reflecting the impact of warmer weather on accounts receivable balances, the successful implementation of a more aggressive collection program as well as increased home heating assistance funding obtained by low-income customers.

   Gas Distribution's uncollectible gas accounts expense is directly affected by the level of government funded heating assistance its qualifying customers receive. The State of Michigan provides this assistance in the form of Michigan Home Heating Credits that are funded almost exclusively by the Federal Low-Income Home Energy Assistance Program (LIHEAP). Congress approved funding for the 1997 and 1998 fiscal years at $1 billion and $1.1 billion, respectively, compared to funding of $.9 billion for the 1996 fiscal year. The State of Michigan's share of LIHEAP funds was decreased from $64 million in fiscal year 1997 to $54 million in 1998. Gas Distribution received $13.4 million of these funds in 1998, $.7 million more than in 1997. Home Heating Credits assisted 73,000 Gas Distribution customers in 1998, compared to 83,000 in 1997. During 1998, Congress approved a budget that maintains federal LIHEAP funding at $1.1 billion for fiscal year ending September 1999. Any future change in this funding may impact Gas Distribution's uncollectible gas accounts expense.

DEPRECIATION AND DEPLETION decreased by $10.6 million in 1998 and increased by $5.6 million in 1997. The decrease in 1998 resulted from lower depreciation rates for MichCon's utility property, plant and equipment that became effective in January 1998. Depreciation on higher plant balances partially offset the 1998 rate decrease and resulted in the increase in 1997. The higher plant balances reflect capital expenditures of $158.0 million in 1998 and $157.7 million in 1997.

PROPERTY AND OTHER TAXES decreased by $5.3 million in 1998 and $1.0 million in 1997. The decreases for both 1998 and 1997 are attributable to lower property taxes based on pending appeals of personal property tax assessments. If Gas Distribution is unsuccessful in its appeals, that outcome is not expected to have a significant adverse effect on its results of operations. The decrease in 1998 is also due to lower Michigan Single Business taxes resulting from a decrease in taxable income. Property and other taxes increased in 1996 as a result of higher plant balances.

PROPERTY WRITE-DOWN of $24.8 million in 1998 reflects the impairment of a Michigan gas gathering system (Note 2b).

Equity in Earnings of Joint Ventures
Earnings from joint ventures decreased $1.5 million in 1998 due to increased losses from Gas Distribution's 47.5% interest in a Missouri gas distribution company that is expected to be sold in 1999. Earnings from joint ventures in 1997 increased $1.2 million reflecting increased contributions from the Blue Lake gas storage project as a result of reduced operating and financing costs.

Other Income and Deductions
Other income and deductions increased $3.6 million in 1998 and $3.5 million in 1997. The increases reflect higher interest costs on increased borrowings required to finance capital investments. MichCon issued $150 million of first mortgage bonds in 1998 and $85 million of first mortgage bonds in 1997. Additionally, non utility subsidiaries of MichCon borrowed $40 million in 1997 under a nonrecourse credit agreement. Accordingly, interest expense increased $3.0 million in 1998 and $5.6 million in 1997. Other income and deductions in 1998 were also impacted by an unusual charge to write-down the investment in a small natural-gas distribution company located in Missouri. Partially offsetting these increases in 1998 was a change in minority interest reflecting joint venture partner's share of the write-down of certain gas gathering properties (Note 2b). Other income and deductions in 1998 were also affected by a gain recorded from the sale of land as well as by an increase in the capitalization of the cost of equity funds used during construction resulting from higher construction balances.

MANAGEMENT'S DISCUSSION AND ANALYSIS


Income Taxes

Income taxes decreased in 1998 and increased in 1997. Income tax comparisons were affected by variations in pre-tax earnings and by 1998 tax credits and a provision for tax issues. Income taxes in 1997 and 1996 include amounts for the favorable resolution of prior years' tax issues and tax credits.

Environmental Matters
Prior to the construction of major natural gas pipelines, gas for heating and other uses was manufactured from processes involving coal, coke or oil. MCN owns, or previously owned, 17 such former manufactured gas plant (MGP) sites.
   During the mid-1980s, preliminary environmental investigations were conducted at these former MGP sites, and some contamination related to the by-products of gas manufacturing was discovered at each site. The existence of these sites and the results of the environmental investigations have been reported to the Michigan Department of Environmental Quality (MDEQ). None of these former MGP sites is on the National Priorities List prepared by the U.S. Environmental Protection Agency (EPA).
   MCN is involved in an administrative proceeding before the EPA regarding one of the former MGP sites. MCN has executed an order with the EPA, pursuant to which MCN is legally obligated to investigate and remediate the MGP site. MCN is remediating five of the former MGP sites and conducting more extensive investigations at four other former MGP sites. In 1998, MichCon completed the remediation of one of the former MGP sites, which was confirmed by the MDEQ. Additionally, the MDEQ has determined with respect to one other former MGP site that MichCon is not a responsible party for the purpose of assessing remediation expenditures.
   In 1984, MCN established an $11.7 million reserve for environmental investigation and remediation. During 1993, MichCon received MPSC approval of a cost deferral and rate recovery mechanism for investigation and remediation costs incurred at former MGP sites in excess of this reserve.
   MCN employed outside consultants to evaluate remediation alternatives for these sites, to assist in estimating its potential liabilities and to review its archived insurance policies. The findings of these investigations indicate that the estimated total expenditures for investigation and remediation activities for these sites could range from $30 million to $170 million based on undiscounted 1995 costs. As a result of these studies, MCN accrued an additional liability and a corresponding regulatory asset of $35 million during 1995.
   MCN notified more than 50 current and former insurance carriers of the environmental conditions at these former MGP sites. MCN concluded settlement negotiations with certain carriers in 1996 and 1997 and has received payments from several carriers. In October 1997, MCN filed suit against major nonsettling carriers seeking recovery of incurred costs and a declaratory judgment of the carriers' liability for future costs of environmental investigation and remediation costs at former MGP sites. Discovery is ongoing in the case, and a preliminary trial date has been scheduled for August 1999.
   During 1998, 1997, and 1996, MCN spent $1.6 million, $.8 million and $.9 million, respectively, investigating and remediating these former MGP sites. At December 31, 1998, the reserve balance is $35.1 million, of which $.1 million is classified as current. Any significant change in assumptions, such as remediation techniques, nature and extent of contamination and regulatory requirements, could impact the estimate of remedial action costs for the sites and, therefore, have an effect on MCN's financial position and cash flows. However, management believes that insurance coverage and the cost deferral and rate recovery mechanism approved by the MPSC will prevent environmental costs from having a material adverse impact on MCN's results of operations.
   In 1998, MichCon received written notification from ANR Pipeline Company
(ANR) alleging that MichCon has responsibility for a portion of the costs associated with responding to environmental conditions present at a natural gas storage field in Michigan currently owned and operated by an affiliate of ANR. At least some portion of the natural gas storage field was formerly owned by MichCon. MichCon is evaluating ANR's allegations to determine whether and to what extent, if any, it may have legal responsibility for these costs. Management does not believe this matter will have a material impact on MCN's financial statements.

Outlook
Gas Distribution's strategy is to expand its role as the preferred provider of natural gas and high-value energy services within Michigan. Accordingly, Gas Distribution's objectives are to grow its revenues and control its costs in order to deliver strong shareholder returns and provide customers high-quality service at competitive prices. Revenue growth will be achieved through initiatives to expand Gas Distribution's 900 Bcf of gas markets, its 1.2 million residential, commercial and industrial customer base, as well as by providing new energy-related services that capitalize on its expertise, capabilities and efficient systems.
   Gas Distribution expects to provide natural gas to approximately 13,000 new customers in 1999. Gas Distribution's market share for residential heating customers in the communities it serves is approximately 80%. While this saturation rate is high, growth opportunities exist through conversion of existing homes from other fuels as well as from new construction. Gas Distribution continues to expand industrial and commercial markets by aggressively facilitating the use of existing gas technologies and equipment.
   Management is continually assessing ways to improve cost competitiveness. Among other cost saving initiatives, MichCon implemented an early retirement incentive program in 1998 that reduced its net workforce by approximately 6%. Although this program did not have a material impact on 1998 net income, the early retirement of employees is expected to contribute toward reducing operating costs in future years.
   The challenges and opportunities resulting from increased competition in the natural gas industry have been a catalyst for MPSC action in the development of major reforms in utility regulation aimed at giving all customers added choices and more price certainty. The overall package of regulatory changes connected with the gas industry restructuring is expected to generate additional revenue and cost savings opportunities. Gas Distribution is positioning itself to respond to changes in regulation and increased competition by reducing its cost of operations while maintaining a safe and reliable system for customers.
   Gas Distribution plans to capitalize on opportunities resulting from the gas industry restructuring by implementing MichCon's Regulatory Reform Plan, which was approved by the MPSC in April 1998. The plan includes a comprehensive experimental three-year customer choice program that offers all sales customers added choices and greater price certainty. Beginning April 1, 1999, a limited number of customers will have the option of purchasing natural gas from suppliers other than MichCon. However, MichCon will continue to transport and deliver the gas to the customers' premises at prices that maintain its existing sales margins.
   The plan also suspends the GCR mechanism for customers who continue to purchase gas from MichCon and fixes the gas commodity component of MichCon's sales rates at $2.95 per Mcf for the three-year period beginning on January 1, 1999. Prior to

1999, MichCon did not generate earnings on the gas commodity portion of its operations. However, under this plan, changes in the cost of gas will directly impact gross margins and earnings. As part of its gas acquisition strategy, MichCon has entered into firm-price contracts for a substantial portion of its expected gas supply requirements for the next three years. These contracts, coupled with the use of MichCon's storage facilities, will substantially mitigate risks from winter price and volume fluctuations.
   Also beginning in 1999 under the plan, an income sharing mechanism will allow customers to share in profits when actual utility return on equity exceeds predetermined thresholds. Although the plan increases MichCon's risk associated with generating margins that cover its gas costs, management believes this program will have a favorable impact on future earnings. In October 1998, the MPSC denied a request for rehearing and affirmed its approval of the plan. Various parties have appealed the MPSC's decision to the Michigan Court of Appeals.
   Gas Distribution expects to continue growing revenues by offering a variety of energy-related services, which includes appliance maintenance and home safety. Additionally, Gas Distribution began participating in Michigan's $1.2 billion per year heating, ventilation and air conditioning market with the October 1998 acquisition of three companies specializing in the sale, installation and servicing of residential and commercial heating and cooling systems. The acquired companies have total revenues of approximately $20 million per year.
   As described in Note 7a to the consolidated financial statements, MCN's Gas Distribution segment complies with the provisions of Statement of Financial Accounting Standards (SFAS), No. 71, "Accounting for the Effects of Certain Types of Regulation." Future regulatory changes or changes in the competitive environment could result in Gas Distribution discontinuing the application of SFAS No. 71 for all or part of its business and require the write-off of the portion of any regulatory asset or liability that was no longer probable of recovery or refund. If Gas Distribution were to discontinue application of SFAS No. 71 for all of its operations as of December 31, 1998, it would have an extraordinary, noncash increase to net income of approximately $63.7 million. Factors that could give rise to the discontinuance of SFAS No. 71 include (1) increasing competition that restricts Gas Distribution's ability to establish prices to recover specific costs, and (2) a significant change in the manner in which rates are set by regulators from cost-based regulation to another form of regulation. Based on a current evaluation of the various factors and conditions that are expected to impact future regulation, management believes currently available facts support the continued application of SFAS No. 71.

DISCONTINUED OPERATIONS
As part of its refocused strategic direction, MCN has decided to sell its E&P properties and accordingly has classified this segment as a discontinued operation. Bids on all gas and oil properties are expected to be received by March 1999, with final agreements signed by mid-1999. The timing of any sales is dependent upon receiving bids that reflect the long-term value of such properties. The actual sales prices of the properties could be impacted by changes in gas and oil prices. The anticipated net proceeds from the sale take into account restructuring charges, including costs associated with employee reductions and net lease expenses, as well as any anticipated gains or losses from hedging contracts.
   MCN's discontinued E&P segment had a 1998 net loss of $272.8 million, compared with net income of $30.1 million in 1997 and $18.6 million in 1996. The 1998 results included a total of $275.0 million of write-downs (Note 4a).
   In June 1996, MCN completed the sale of its computer operations subsidiary for an adjusted sales price of $132.9 million, resulting in an after-tax gain of $36.2 million (Note 4b).


CAPITAL RESOURCES AND LIQUIDITY


CASH AND CASH EQUIVALENTS
----------------------------------------------------------------
(in Millions)                1998            1997          1996
                        ----------------------------------------
Cash Flow Provided From
  (Used For):
  Operating activities     $  152.7       $  343.4      $  198.3
  Financing activities        497.8          522.8         440.4
  Investing activities       (673.0)        (857.2)       (627.5)
                        ----------------------------------------
Net Increase in Cash and
  Cash Equivalents
                           $  (22.5)      $    9.0      $   11.2
----------------------------------------------------------------


OPERATING ACTIVITIES
MCN's cash flow from operating activities decreased $190.7 million during 1998 and increased $145.1 million during 1997. The decrease during 1998 was due primarily to higher working capital requirements and a decline in earnings, after adjusting for noncash items (depreciation, unusual charges and deferred taxes). The increase in 1997 was primarily the result of lower working capital requirements, as well as higher net income, after adjusting for noncash items and nonoperating gains (Notes 2, 3, 4b and 5e).



FINANCING ACTIVITIES
MCN's cash flow from financing activities decreased $25.1 million during 1998. The decrease reflects lower debt and equity issuances, net of debt repayments, in 1998 compared to 1997 as a result of lower capital expenditures and acquisitions. Cash flow from financing activities increased $82.5 million in 1997 as a result of higher issuances of common stock and preferred securities, offset slightly by lower borrowings of long-term debt. The proceeds from the issuances were used to finance higher capital investments during 1997.
   MCN typically relies on commercial paper and bank borrowings to finance capital expenditures on a temporary basis until paid down with the proceeds from the issuance of more permanent capital, such as long-term debt, preferred securities and common stock. However, MCN will rely more on short-term financing and less on permanent capital issuances during 1999. Proceeds from the expected sale of MCN's E&P properties in 1999 will be used to repay commercial paper and bank borrowings. A summary of MCN's significant financing activities for 1998 and financing plans for 1999 follows.
   In late 1998, MCN issued $100 million of preferred securities and borrowed $260 million under a one-year term loan (Note 9). Proceeds were used to reduce commercial paper, to fund capital investments by Diversified Energy and for general corporate purposes. MCN intends to repay the term loan with proceeds from the sale of its E&P properties.
   In 1997, MCN sold 9,775,000 shares of common stock in a public offering, generating net proceeds of $276.6 million (Note 11a). In 1997, MCN issued $100 million of Private Institutional Trust Securities (PRINTS) and $100 million of Single Point Remarketed Reset Capital Securities (SPRRCS) (Note 10a). In 1997, MCN also issued 2,645,000 FELINE PRIDES, generating proceeds of $132.3 million (Note 10a). The proceeds from these issuances were invested

MANAGEMENT'S DISCUSSION AND ANALYSIS

by MCN in its Diversified Energy group and were used to reduce short-term debt incurred to fund capital investments.
   During 1998, MCN retired the PRINTS early because it determined other forms of financing provide greater flexibility.
   In 1996, MCN issued $80 million of Trust Originated Preferred Securities (TOPrS). Proceeds from the issuance were invested by MCN in its Diversified Energy group and were used to reduce short-term debt incurred to fund capital expenditures, for working capital requirements and for general corporate purposes.
   In April 1996, MCN issued 5,865,000 Preferred Redeemable Increased Dividend Equity Securities (Enhanced PRIDES) (Note 10c). The Enhanced PRIDES are convertible securities that consist of a forward contract under which MCN is obligated to sell, and the Enhanced PRIDES holders are obligated to purchase, $135 million of MCN common stock in April 1999. It is anticipated that proceeds from the conversion of the Enhanced PRIDES will be used to repay Diversified Energy's medium-term notes that mature in May 1999.
   MCN traditionally has issued new shares of common stock pursuant to its Direct Stock Purchase and Dividend Reinvestment Plan and various employee benefit plans. During the 1996-1998 period, MCN issued 3,281,000 shares and generated $55.3 million. Beginning in 1999, shares issued under these plans will be acquired by MCN through open market purchases.
   As of December 1998, MCN had an outstanding shelf registration with approximately $835.9 million remaining to be issued in the form of debt or equity securities.
   The following table sets forth the current ratings for securities issued by MCN and its subsidiaries:

-------------------------------------------------------------
                     Standard               Duff &
                     & Poor's   Moody's     Phelps     Fitch
-------------------------------------------------------------
MCN:
  FELINE PRIDES        BBB-       Ba1        BBB       BBB
  Enhanced PRIDES      BBB-      Baa3        BBB       BBB
  Preferred securities BBB-       Ba1        BBB       BBB
  SPRRCS               BBB+      Baa3        BBB+      BBB+

MCNIC:
  Commercial paper*     A2         P3         D2        F2
  Medium-term notes*   BBB       Baa3        BBB+      BBB

MichCon:
  Commercial paper      A2         P1         D1        F1
  First mortgage bonds  A-         A2          A+        A


-------------------------------------------------------------

*Ratings based on MCN support agreement

DIVERSIFIED ENERGY
In 1998, Diversified Energy issued remarketable debt securities totaling $300 million (Note 9). Proceeds from these issuances were used to reduce short-term debt incurred by the Diversified Energy group to fund capital investments and for general corporate purposes.
   During 1998, a subsidiary of MCN Investment Corporation (MCNIC) retired early a $100 million five-year term loan because it determined that other forms of debt financing provide greater flexibility and lower costs.
   In 1998, MCNIC renewed its credit lines, which now allow for borrowings of up to $200 million under a 364-day revolving credit facility and up to $200 million under a three-year revolving credit facility. These facilities support MCNIC's $400 million commercial paper program, which is used to finance capital investments of the Diversified Energy group and working capital requirements of its Energy Marketing operations. At December 31, 1998, commercial paper and bank borrowings of $225.7 million were outstanding under this program.
   In 1997, MCNIC repaid $30 million of senior debt on its stated maturity date and issued $150 million of medium-term notes, using the proceeds to repay short-term debt and for general corporate purposes.
   In 1996, MCNIC issued $330 million of medium-term notes, using the proceeds to repay commercial paper balances and for general corporate purposes.
   As of December 1998, MCNIC had an outstanding shelf registration with $620 million remaining to be issued in the form of debt securities.

GAS DISTRIBUTION
Gas Distribution maintains a relatively consistent amount of cash and cash equivalents through the use of short-term borrowings. Short-term borrowings are normally reduced in the first part of each year as gas inventories are depleted and funds are received from winter heating sales. During the latter part of each year, Gas Distribution's short-term borrowings normally increase as funds are used to finance increases in gas inventories and customer accounts receivable. To meet its seasonal short-term borrowing needs, Gas Distribution normally issues commercial paper that is backed by credit lines with several banks. MichCon has established credit lines to allow for borrowings of up to $150 million under a 364-day revolving credit facility and up to $150 million under a three-year revolving credit facility, both of which were renewed in July 1998. At December 31, 1998, commercial paper of $218.4 million was outstanding under this program.
   During 1998, MichCon issued $150 million of remarketable debt securities (Note 9). Proceeds from these issuances were used to retire first mortgage bonds, fund capital expenditures and for general corporate purposes. Also during 1998, MichCon redeemed through a tender offer $89.7 million and repaid $20 million of first mortgage bonds (note 9).
   During 1997, MichCon issued $85 million of first mortgage bonds. The funds from this issuance were used to retire first mortgage bonds, fund capital expenditures and for general corporate purposes. During 1997, nonutility subsidiaries of MichCon borrowed $40 million under a nonrecourse credit agreement that matures in 2005. Proceeds were used to finance the expansion of the northern Michigan gathering system.
   During 1997, MichCon redeemed $17 million of long-term debt and also repaid $50 million of first mortgage bonds.
   During 1996, MichCon issued first mortgage bonds totaling $70 million. The proceeds were used to repay short-term obligations, finance capital expenditures and for general corporate purposes. Also during 1996, MichCon repaid all amounts owing under its Trust Demand Note program and did not renew this program which allowed for borrowings of up to $25 million.
   As of December 1998, MichCon had an outstanding shelf registration with $250 million remaining to be issued in the form of debt securities.

INVESTING ACTIVITIES
MCN's cash used for investing activities decreased $184.2 million in 1998 and increased $229.7 million in 1997. The decrease in 1998 was due primarily to lower capital expenditures and acquisitions, partially offset by the repayment of an advance by a Philippine power producer. The 1997 increase reflects higher acquisitions and joint venture investments compared to 1996.
   Capital investments equaled $790.9 million in 1998 compared to $959.6 million in 1997. The 1998 decrease reflects lower acquisitions as well as lower capital expenditures for the

E&P properties. Partially offsetting this decrease were significantly higher investments in Pipelines & Processing properties, as well as increased investments in domestic and international power generation projects.

CAPITAL INVESTMENTS
-------------------------------------------------------------------
(in Millions)                        1998           1997       1996
-------------------------------------------------------------------
Consolidated Capital Expenditures:
  Diversified Energy              $  124.4       $  30.0   $   13.1
  Gas Distribution                   158.0         157.7      215.3
  Discontinued Operations            200.4         375.0      388.7
-------------------------------------------------------------------
                                     482.8         562.7      617.1
                                  ---------------------------------
MCN's Share of Joint
Venture Capital Expenditures:*
  Pipelines & Processing             219.9         152.2        5.2
  Electric Power                      12.0           7.4        5.5
  Energy Marketing                      .8           3.2         .2
  Gas Distribution                      .8           2.6        4.8
  Other                                 .1            .5         .3
-------------------------------------------------------------------
                                     233.6         165.9       16.0
                                  ---------------------------------
Acquisitions:
  Significant                         66.8         231.0      133.2
  Other                                7.7             -       24.4
-------------------------------------------------------------------
                                      74.5         231.0      157.6
                                  ---------------------------------
Total Capital Investments         $  790.9       $ 959.6   $  790.7
-------------------------------------------------------------------

* A portion of joint venture capital expenditures is financed with joint venture project debt.

   Total capital investments in 1998 were partially funded from the sale of property and joint venture interests that totaled $47 million.

OUTLOOK
   1999 capital investments estimated at $750 million - MCN's refocused strategic direction will result in capital investments in future years of approximately $600 million to $750 million annually, allocated approximately 35% within Pipelines & Processing, 40% in Electric Power and 25% within Gas Distribution. MCN intends to grow by investing in a diverse portfolio of energy-related projects, primarily in North America.
   The proposed level of investments for future years will increase capital requirements materially in excess of internally generated funds and require the issuance of additional debt and equity securities. MCN's actual capital requirements will depend on proceeds received from the sale of assets. General market conditions will dictate the timing and amount of future issuances. As it expands its business, MCN's capitalization objective is to maintain its credit ratings through a strong balance sheet. Its capitalization objective is a ratio of 50% equity and 50% debt. It is management's opinion that MCN and its subsidiaries will have sufficient capital resources, both internal and external, to meet anticipated capital requirements.


YEAR 2000

Background - As a result of computer programs being written using two digits rather than four digits to define the year, any programs that have time sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This Year 2000 issue, if not addressed, could cause computer systems to malfunction and have a material adverse impact on MCN's operations and business processes. The effects of the Year 2000 issue could be exacerbated as a result of companies' dependence on partners, operators, suppliers and government agencies.

PLAN AND STATE OF READINESS - MCN, aware of the Year 2000 potential impact, initiated a business systems replacement program in 1995. Additionally, MCN established a corporate-wide program in 1997 under the direction of a Year 2000 Project Office. The Year 2000 project is overseen by a vice president of the company who reports regularly to the MCN Chairman and Board of Directors. MCN has also retained the services of expert consultants to evaluate its Year 2000 program, and to independently assess and validate its processes. MCN has implemented a four-phase Year 2000 approach consisting of: i) inventory - identification of the components of MCN's systems, equipment and facilities;
ii) assessment - assessing Year 2000 readiness and prioritizing the risks of items identified in the inventory phase; iii) remediation - upgrading, repairing and replacing non-compliant systems, equipment and facilities; and iv) testing - verifying items remediated. MCN is on schedule to have its mission critical business systems, and measurement and control systems (including embedded microprocessors) Year 2000 ready by mid-1999, as detailed below. MCN's business systems primarily consist of general ledger, payroll, customer billing and inventory control systems and their related hardware. MCN's measurement and control systems primarily consist of the "SCADA" system, which measures and monitors the transportation and distribution of gas, as well as regulators, pressure controls and meters. The estimated completion status of these systems and the projected status for the future follows:







---------------------------------------------------------------

                 Inventory   Assessment   Remediation  Testing
                 ----------------------------------------------
Business Systems
December 31, 1998   100%       95%            15%       15%
March 31, 1999      100%      100%            80%       70%
June 30, 1999       100%      100%           100%      100%
Measurement and
  Control Systems
December 31, 1998    98%       90%            70%       60%
March 31, 1999      100%      100%            95%       90%
June 30, 1999       100%      100%           100%      100%
---------------------------------------------------------------

   MCN also has visited key partners, operators and suppliers to review their Year 2000 issues and share information. To the extent that any of these parties experience Year 2000 problems in their systems, MCN's operations may be adversely affected. The majority of MCN's key partners, operators and suppliers have represented to MCN that they have completed their Year 2000 inventory and assessment phases. MCN is continuing to monitor the progress of these key partners, operators and suppliers toward their completion of the remediation and testing phases.
   COST OF REMEDIATION - Costs associated with the Year 2000 issue are not expected to have a material adverse effect on MCN's results of operation, liquidity or financial condition. The total costs are estimated to be between $5 million and $6 million, of which approximately $3.7 million was incurred through December 1998. This estimate does not include MCN's share of Year 2000 costs that may be incurred by partnerships and joint ventures.
   The anticipated costs are not higher due in part to the ongoing replacement of significant older systems, particularly MichCon's customer information system. MCN has made a substantial investment in new systems that are in process of being installed, as well as those installed over the past few years. The replacement of these systems and the customer information system, in particular, was necessary to maintain a high level of cus-

MANAGEMENT'S DISCUSSION AND ANALYSIS

tomer satisfaction and to respond to changes in regulation and increased competition within the energy industry. While the system replacements were not accelerated due to Year 2000 issues, MCN expects the new systems to be Year 2000 ready.
Risk and Contingency Planning - MCN anticipates a smooth transition to the Year 2000. However, the failure to correct a material Year 2000 problem could result in an interruption in or a failure of certain business activities and operations such as: i) delivery of gas to customers; ii) control and operation of the distribution system by electronic devices; iii) communication with customers for purposes of service calls or inquiries; and iv) timely billing and collection. The risk and impact of such failures is largely dependent on critical vendors and the external infrastructure that includes telecommunications providers, gas suppliers and project partners. The most reasonably likely worst case scenarios would be the extended inability to deliver gas due to the failure of embedded systems in the distribution process or the extended inability to communicate with and respond to customers due to the loss of telecommunications. Such failures could have a material adverse effect on MCN's results of operations, liquidity and financial condition. Due to the uncertainty inherent in the Year 2000 issue, resulting in part from the uncertainty of the Year 2000 readiness of key partners, operators, suppliers and government agencies, MCN cannot certify that it will be unaffected by Year 2000 complications. MCN has addressed the Year 2000 risks of its business by prioritizing such risks based on the worst case scenarios and their impact on the business. Focusing first on the safety and welfare of MCN's customers and employees, the following two mission-critical processes were identified: gas supply and distribution, and leak management emergency response.
   While MCN believes it will be able to remediate and test all internal systems that support these processes, it fully recognizes its dependence on partners, operators, suppliers and government agencies. In order to reduce its Year 2000 risk, MCN is developing contingency plans for mission-critical processes in the event of a Year 2000 complication. Through failure scenario identification, MCN's approach is to develop reasonable and practical contingency plans to maintain operations in case of non-performance. Ten contingency planning teams have been established to address specific scenarios and mission critical functions identified in support of the safety and welfare of customers and employees. External suppliers have been contacted for their participation in the contingency planning efforts for gas supply and transportation, and materials management. Contingency plans for several essential gas transmission facilities were tested during December 1998 under a "power outage" scenario and achieved excellent results. Contingency plans will continue to be refined throughout 1999 as MCN works with partners, operators, suppliers and governmental agencies.


MARKET RISK INFORMATION

MCN's primary market risk arises from fluctuations in commodity prices, interest rates and foreign exchange rates. MCN manages commodity price and interest rate risk through the use of various derivative instruments and limits the use of such instruments to hedging activities. If MCN did not use derivative instruments, its exposure to such risk would be higher. A further discussion of MCN's risk management activities is included in Note 14 to the Consolidated Financial Statements.

COMMODITY PRICE RISK
MCN's exposure to commodity price risk arises from changes in natural gas, natural gas liquids, oil and methanol prices throughout the United States and in eastern Canada where MCN conducts sales and purchase transactions. MCN closely monitors and manages its exposure to commodity price risk through a variety of risk management techniques. Natural gas and oil futures and swap agreements are used to manage MCN's exposure to the risk of market price fluctuations on gas sale and purchase contracts, natural gas and oil production and gas inventories.
   A sensitivity analysis model was used to calculate the fair values of MCN's natural gas and oil futures and swap agreements utilizing applicable forward commodity rates in effect at December 31, 1998. The sensitivity analysis involved increasing or decreasing the forward rates by a hypothetical 10% and calculating the resulting unfavorable change in the fair values of the gas and oil futures and swap agreements.

INTEREST RATE RISK
MCN is subject to interest rate risk in connection with the issuance of variable- and fixed-rate debt and preferred securities. In order to manage interest costs, MCN uses interest rate swap agreements to exchange fixed- and variable-rate interest payment obligations over the life of the agreements without exchange of the underlying principal amounts. MCN's exposure to interest rate risk arises primarily from changes in U.S. Treasury rates and London Inter-Bank Offered Rates (LIBOR).
   A sensitivity analysis model was used to calculate the fair values or cash flows of MCN's debt and preferred securities, as well as its interest rate swaps, utilizing applicable forward interest rates in effect at December 31, 1998. The sensitivity analysis involved increasing or decreasing the forward rates by a hypothetical 10% and calculating the resulting unfavorable change in the fair values or cash flows of the interest rate sensitive instruments.
   The results of the sensitivity model calculations follow:

MARKET RISK

-----------------------------------------------------------------------------
                                                                  Unfavorable
(in Millions)                                  Amount              Change in
-----------------------------------------------------------------------------
Commodity Price Sensitive:*
  Swaps - pay fixed/receive variable       $      53.6             Fair Value
        - pay variable/receive fixed       $      54.0             Fair Value
        - basis                            $       5.2             Fair Value
  Futures - Longs                          $       1.9             Fair Value
          - Shorts                         $        .1             Fair Value
Interest Rate Sensitive:
     Debt - fixed rate                     $     121.4             Fair Value
          - variable rate                  $        .6             Cash Flow
     Swaps - pay fixed/receive variable    $        .2             Fair Value
           - pay variable/receive fixed    $       2.8             Fair Value
-----------------------------------------------------------------------------

*Includes only the risk related to the derivative instruments that serve as hedges and does not include the related underlying hedged item.

   As discussed in Note 1b to the Consolidated Financial Statements, MCN's non-utility energy marketing subsidiary entered into unauthorized gas purchase and sale contracts for trading purposes. MCN is exposed to natural gas price risk on such contracts that have not been effectively closed. At December 31, 1998, a 10% unfavorable change in basis would have reduced the fair value of such open contracts that totaled 44 Bcf by $1.2 million. A 10% favorable change in basis would have increased the fair value of such contracts by a corresponding amount.

FOREIGN CURRENCY RISK
MCN is subject to foreign currency risk as a result of its investments in foreign joint ventures, which are primarily located in India. MCN's foreign currency risk arises from changes in the U.S. dollar and Indian rupee exchange rates. MCN does not hedge its foreign currency risk and therefore will continue to be affected by foreign currency exchange rate fluctuations. However, the expected sale of MCN's interest in an Indian joint venture will significantly reduce its foreign currency risk (Note 5b).

NEW ACCOUNTING PRONOUNCEMENTS

COMPUTER SOFTWARE - In March 1998, the Accounting Standards Executive Committee (AcSEC) of the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires the capitalization of internal-use software and specifically identifies which costs should be capitalized and which costs should be expensed. The statement is effective for fiscal years beginning after December 15, 1998. Management does not expect the SOP to have a material impact on MCN's financial statements.

START-UP ACTIVITIES - In April 1998, the AcSEC issued SOP 98-5, "Reporting on the Costs of Start-up Activities." SOP 98-5 requires start-up and organizational costs to be expensed as incurred and is effective for fiscal years beginning after December 15, 1998. Management does not expect the SOP to have a material impact on MCN's financial statements.

DERIVATIVE AND HEDGING ACTIVITIES - In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective for fiscal years beginning after June 15, 1999. SFAS No. 133 expands the definition of the types of contracts considered derivatives, requires all derivatives to be recognized in the balance sheet as either assets or liabilities measured at their fair value and sets forth conditions in which a derivative instrument may be designated as a hedge. The statement requires that changes in the fair value of derivatives be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to be recorded to other comprehensive income or to offset related results on the hedged item in earnings.
   MCN manages commodity price risk and interest rate risk through the use of various derivative instruments and predominantly limits the use of such instruments to hedging activities. The effects of SFAS No. 133 on MCN's financial statements are subject to fluctuations in the market value of hedging contracts which are, in turn, affected by variations in gas and oil prices and in interest rates. Management cannot quantify the effects of adopting SFAS No. 133 at this time.

ENERGY TRADING ACTIVITIES - In November 1998, the Emerging Issues Task Force reached consensus on Issue No. 98-10, "Accounting for Energy Trading and Risk Management Activities" (EITF 98-10), effective for fiscal years beginning after December 15, 1998. EITF 98-10 requires all energy trading contracts to be recognized in the balance sheet as either assets or liabilities measured at their fair value, with changes in fair value recognized currently in earnings. Management does not expect EITF 98-10 to have a material impact on MCN's financial statements.

FORWARD-LOOKING STATEMENTS

This Annual Report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve certain risks and uncertainties that may cause actual future results to differ materially from those contemplated, projected, estimated or budgeted in such forward-looking statements. Factors that may impact forward-looking statements include, but are not limited to, the following: (i) the effects of weather and other natural phenomena; (ii) increased competition from other energy suppliers as well as alternative forms of energy; (iii) the capital intensive nature of MCN's business; (iv) economic climate and growth in the geographic areas in which MCN does business; (v) the uncertainty of gas and oil reserve estimates; (vi) the timing and extent of changes in commodity prices for natural gas, natural gas liquids, methanol, electricity and crude oil; (vii) the nature, availability and projected profitability of potential projects and other investments available to MCN; (viii) conditions of capital markets and equity markets; (ix) changes in the economic and political climate and currencies of foreign countries where MCN has invested or may invest in the future; (x) the timing and results of major transactions, such as the sale of E&P properties;
(xi) the timing, nature and impact of Year 2000 activities; and (xii) the effects of changes in governmental policies and regulatory actions, including income taxes, environmental compliance and authorized rates.


AVAILABLE INFORMATION

The following information is available without charge to shareholders and other interested parties: the Annual Report; the Form 10-K Annual Report; the Form 10-Q Quarterly Reports and the Annual and Quarterly Statistical Supplements. To request these publications, shareholders and other interested parties are instructed to contact: MCN Investor Relations, 500 Griswold Street, Detroit, Michigan 48226, (800) 548-4655. Information also is available on MCN's website at http://www.mcnenergy.com.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Quantitative and qualitative disclosures about market risk  is contained in
Item 7.  Management's Discussion and Analysis - Market Risk Information, page
35 of this report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Consolidated Statement of Financial Position, page 39

     Consolidated Statement of Operations, page 40

     Consolidated Statement of Cash Flows, page 41

     Consolidated Statement of Shareholders' Equity, page 42

     Notes to Consolidated Financial Statements, pages 43 through 64

     Notes to Consolidated Financial Statements:
     Quarterly Operating Results (Unaudited), page 59

     Independent Auditors' Report, page 65

CONSOLIDATED STATEMENT OF FINANCIAL POSITION




December 31 (in Thousands)                                                         1998        1997
                                                                                (Restated)  (Restated)
                                                                                  Note 1b     Note 1b

ASSETS
Current Assets
  Cash and cash equivalents, at cost (which approximates market value)        $   17,039   $   39,495
  Accounts receivable, less allowance for doubtful accounts of
     $9,665 and $15,711, respectively                                            400,120      405,924
  Accrued unbilled revenues                                                       87,888       93,010
  Gas in inventory                                                               147,387       56,777
  Property taxes assessed applicable to future periods                            72,551       67,879
  Accrued gas cost recovery revenues                                                   -       12,862
  Other                                                                           42,472       54,089
                                                                              -----------------------
                                                                                 767,457      730,036
                                                                              -----------------------
DEFERRED CHARGES AND OTHER ASSETS
  Deferred income taxes (Note 17)                                                 50,547            -
  Investments in debt and equity securities                                       69,705       97,521
  Deferred swap losses and receivables (Note 14a)                                 63,147       51,023
  Deferred environmental costs                                                    30,773       30,234
  Prepaid benefit costs (Note 16)                                                111,775       80,242
  Other                                                                           98,940       86,181
                                                                              -----------------------
                                                                                 424,887      345,201
                                                                              -----------------------
Investments in and Advances to Joint Ventures (Note 6)
  Pipelines & Processing                                                         521,711      323,597
  Electric Power                                                                 231,668      180,127
  Energy Marketing                                                                29,435       25,159
  Gas Distribution (Note 2b)                                                       1,478        8,841
  Other                                                                           18,939       19,252
                                                                              -----------------------
                                                                                 803,231      556,976
                                                                              -----------------------
Property, Plant and Equipment
  Pipelines & Processing (Note 2a)                                                48,706       47,037
  Gas Distribution (Note 2b)                                                   2,916,540    2,813,434
  Exploration & Production (Note 4a)                                           1,040,047    1,299,301
  Other                                                                           36,124       27,002
                                                                              -----------------------
                                                                               4,041,417    4,186,774
  Less - Accumulated depreciation and depletion                                1,644,094    1,488,050
                                                                              -----------------------
                                                                               2,397,323    2,698,724
                                                                              -----------------------
                                                                              $4,392,898   $4,330,937
                                                                              -----------------------

LIABILITIES AND CAPITALIZATION
Current Liabilities
  Accounts payable                                                            $  304,349   $  342,195
  Notes payable                                                                  618,851      401,726
  Current portion of long-term debt and capital lease obligations                269,721       36,878
  Federal income, property and other taxes payable                                69,465       86,826
  Deferred gas cost recovery revenues                                             14,980            -
  Gas payable                                                                     42,669        8,317
  Customer deposits                                                               18,791       16,382
  Other                                                                          108,310      101,630
                                                                              -----------------------
                                                                               1,447,136      993,954
                                                                              -----------------------
DEFERRED CREDITS AND OTHER LIABILITIES
  Deferred income taxes (Note 17)                                                      -      153,159
  Unamortized investment tax credit                                               30,056       33,046
  Tax benefits amortizable to customers                                          130,120      123,365
  Deferred swap gains and payables (Note 14a)                                     62,956       41,717
  Accrued environmental costs                                                     35,000       35,000
  Minority interest                                                               10,898       19,188
  Other                                                                           75,439       69,889
                                                                              -----------------------
                                                                                 344,469      475,364
                                                                              -----------------------
Commitments and Contingencies (Note 13)

CAPITALIZATION
  Long-term debt, including capital lease obligations (Note 9)                 1,307,168    1,212,564
  MCN-obligated mandatorily redeemable preferred securities of subsidiaries
   holding solely debentures of MCN (Note 10a)                                   502,203      505,104
  Common shareholders' equity (see accompanying statement)                       791,922    1,143,951
                                                                              -----------------------
                                                                               2,601,293    2,861,619
                                                                              -----------------------
                                                                              $4,392,898   $4,330,937
                                                                              -----------------------

The notes to the consolidated financial statements are an integral part of this statement.

CONSOLIDATED STATEMENT OF OPERATIONS

-------------------------------------------------------------------------------------------------------------
Year Ended December 31 (in Thousands, Except Per Share Amounts)         1998          1997            1996
                                                                      (Restated)    (Restated)
                                                                       Note 1b       Note 1b
-------------------------------------------------------------------------------------------------------------
OPERATING REVENUES
  Gas sales                                                        $ 1,669,676    $ 1,877,219    $ 1,737,373
  Transportation                                                       139,609        129,953        120,019
  Other                                                                 70,909         56,662         46,086
                                                                   -----------------------------------------
                                                                     1,880,194      2,063,834      1,903,478
                                                                   -----------------------------------------

OPERATING EXPENSES
  Cost of gas                                                        1,262,372      1,406,819      1,237,556
  Operation and maintenance                                            301,961        314,894        321,372
  Depreciation, depletion and amortization                              98,914        107,703        101,522
  Property and other taxes                                              59,503         63,483         64,970
  Property write-downs and restructuring charges (Notes 2 and 3)       175,341              -              -
                                                                   -----------------------------------------
                                                                     1,898,091      1,892,899      1,725,420
                                                                   -----------------------------------------

OPERATING INCOME (LOSS)                                                (17,897)       170,935        178,058
                                                                   -----------------------------------------

EQUITY IN EARNINGS OF JOINT VENTURES (NOTE 6)                           62,225         49,059         17,867
                                                                   -----------------------------------------
OTHER INCOME AND (DEDUCTIONS)
  Interest income                                                       10,467         11,006          7,027
  Interest on long-term debt                                           (60,643)       (56,198)       (47,799)
  Other interest expense                                               (18,806)        (8,783)        (9,164)
  Dividends on preferred securities of subsidiaries                    (17,613)       (14,433)        (5,001)
  Investment loss (Note 2b)                                             (8,500)             -              -
  Minority interest                                                      5,992         (1,964)        (1,059)
  Other (Note 5e)                                                       11,598         10,828          3,810
                                                                   -----------------------------------------
                                                                       (77,505)       (59,544)       (52,186)
                                                                   -----------------------------------------

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES           (33,177)       160,450        143,739
INCOME TAX PROVISION (BENEFIT)                                         (19,500)        57,380         49,796
                                                                   -----------------------------------------
INCOME (LOSS) FROM CONTINUING OPERATIONS                               (13,677)       103,070         93,943
DISCONTINUED OPERATIONS, NET OF TAXES (NOTE 4)                        (272,791)        30,159         56,397
                                                                   -----------------------------------------
NET INCOME (LOSS)                                                  $  (286,468)   $   133,229    $   150,340
------------------------------------------------------------------------------------------------------------

BASIC EARNINGS (LOSS) PER SHARE (Note 11d)
  Continuing operations                                            $      (.17)   $      1.41    $      1.40
  Discontinued operations (Note 4)                                       (3.46)           .41            .85
                                                                   -----------------------------------------
                                                                   $     (3.63)   $      1.82    $      2.25
------------------------------------------------------------------------------------------------------------

DILUTED EARNINGS (LOSS) PER SHARE (Note 11d)
  Continuing operations                                            $      (.17)   $      1.39    $      1.39
  Discontinued operations (Note 4)                                       (3.46)           .40            .84
                                                                   -----------------------------------------
                                                                   $     (3.63)   $      1.79    $      2.23
------------------------------------------------------------------------------------------------------------

AVERAGE COMMON SHARES OUTSTANDING
  Basic                                                                 78,823         72,887         66,944
------------------------------------------------------------------------------------------------------------
  Diluted                                                               78,823         75,435         67,521
                                                                   -----------------------------------------

DIVIDENDS DECLARED PER SHARE                                       $    1.0200    $     .9825    $     .9400
------------------------------------------------------------------------------------------------------------

The notes to the consolidated financial statements are an integral part of this statement.

CONSOLIDATED STATEMENT OF CASH FLOWS

----------------------------------------------------------------------------------------------------------------------------------
Year Ended December 31 (In Thousands)                                                          1998          1997           1996
                                                                                           (Restated)     (Restated)
                                                                                             Note 1b        Note 1b
                                                                                        ------------------------------------------
CASH FLOW FROM OPERATING ACTIVITIES
  Net income (loss)                                                                      $ (286,468)    $ 133,229       $  150,340
  Adjustments to reconcile net income (loss) to net cash provided from operating activities
    Depreciation, depletion and amortization
      Per statement of operations                                                            98,914       107,703          101,522
      Charged to discontinued operations and other accounts                                  88,576        81,637           55,494
    Unusual charges from continuing and discontinued operations
     (Notes 2, 3 and 4a)                                                                    389,598             -                -
    Deferred income taxes - current                                                          (2,587)       (2,701)           8,061
    Deferred income taxes and investment tax credit, net                                     14,565        11,660           23,892
    Gain on sale of Genix, net of taxes (Note 4b)                                                 -             -          (36,176)
    Equity in earnings of joint ventures, net of distributions                              (40,360)      (16,511)          (2,506)
    Other                                                                                   (11,550)       (5,456)          (7,541)
                                                                                            (97,966)       33,823          (94,754)
    Changes in assets and liabilities, exclusive of changes shown separately           -------------------------------------------
                                                                                            152,722       343,384          198,332
      Net cash provided from operating activities                                      -------------------------------------------


CASH FLOW FROM FINANCING ACTIVITIES
  Notes payable, net                                                                        307,482        68,000           87,491
  Dividends paid                                                                            (82,239)      (72,851)         (62,875)
  Issuance of common stock (Note 11a)                                                        20,192       294,402           17,264
  Issuance of preferred securities (Note 10a)                                                96,850       326,521           77,218
  Issuance of long-term debt (Note 9)                                                       458,761       273,241          398,540
  Long-term commercial paper and bank borrowings (Note 9)                                    17,299      (261,822)         (62,835)
  Retirement of long-term debt and preferred securities (Notes 9 and 10a)                  (328,810)     (109,224)          (8,139)
  Other                                                                                       8,243         4,612           (6,249)
                                                                                       -------------------------------------------
    Net cash provided from financing activities                                             497,778       522,879          440,415
                                                                                       -------------------------------------------

CASH FLOW FROM INVESTING ACTIVITIES
  Capital expenditures                                                                     (482,775)     (561,354)        (610,323)
  Acquisitions (Note 5)                                                                     (42,429)     (166,553)        (133,201)
  Investment in debt and equity securities, net                                              17,831       (63,123)         (26,903)
  Investment in joint ventures                                                             (189,309)     (152,642)         (36,217)
  Sale of property and joint venture interests                                               47,185        67,365           36,621
  Sale of Genix (Note 4b)                                                                         -             -          132,889
  Other                                                                                     (23,459)       19,077            9,590
                                                                                       -------------------------------------------
    Net cash used for investing activities                                                 (672,956)     (857,230)        (627,544)
                                                                                       -------------------------------------------
  NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                      (22,456)        9,033           11,203
  CASH AND CASH EQUIVALENTS, JANUARY 1                                                       39,495        30,462           19,259
                                                                                       -------------------------------------------
  CASH AND CASH EQUIVALENTS, DECEMBER 31                                                  $  17,039     $  39,495       $   30,462
                                                                                       -------------------------------------------

----------------------------------------------------------------------------------------------------------------------------------

CHANGES IN ASSETS AND LIABILITIES, EXCLUSIVE OF CHANGES SHOWN SEPARATELY
  Accounts receivable, net                                                                $  (6,653)    $ (49,017)      $  (66,183)
  Accrued unbilled revenues                                                                   5,122        15,499          (16,099)
  Gas in inventory                                                                          (90,610)       22,384           (7,398)
  Accrued/deferred gas cost recovery revenues, net                                           27,842        14,810          (28,250)
  Prepaid/accrued benefit costs, net                                                        (31,490)      (16,086)         (50,972)
  Accounts payable                                                                          (35,597)       24,273          102,711
  Federal income, property and other taxes payable                                          (17,333)      (10,820)         (19,587)
  Gas payable                                                                                34,352         5,524           (9,339)
  Other current assets and liabilities, net                                                   8,152         5,998           (5,146)
  Other deferred assets and liabilities, net                                                  8,249        21,258            5,509
                                                                                       -------------------------------------------
                                                                                          $ (97,966)    $  33,823          (94,754)
----------------------------------------------------------------------------------------------------------------------------------

The notes to the consolidated financial statements are an integral part of this statement.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY


Year Ended December 31 (in Thousands)                                           1998           1997           1996
                                                                             (Restated)     (Restated)
                                                                              Note 1b        Note 1b
COMMON SHAREHOLDERS' EQUITY (Note 11)
COMMON STOCK,
  par value $.01 per share - 100,000,000 shares authorized,
  79,724,542, 78,231,889 and 67,303,908 shares outstanding, respectively   $       797    $       782    $       673
                                                                           -----------------------------------------

ADDITIONAL PAID-IN CAPITAL
  Balance - beginning of period                                                806,997        493,078        445,828
  Common stock and performance units                                            25,969        313,485         47,326
  Other                                                                              -            434            (76)
                                                                           -----------------------------------------
  Balance - end of period                                                      832,966        806,997        493,078
                                                                           -----------------------------------------

ACCUMULATED OTHER COMPREHENSIVE LOSS
  Foreign Currency Translation Adjustment:
   Balance - beginning of period                                                (6,335)           (43)          (141)
   Net change in foreign currency translation adjustment (a)                    (6,554)        (6,292)            98
                                                                           -----------------------------------------
   Balance - end of period                                                     (12,889)        (6,335)           (43)
                                                                           -----------------------------------------
  Unrealized Losses on Securities:
   Balance - beginning of period                                                (1,184)             -              -
   Net change in unrealized losses on securities (a)                            (2,503)        (1,184)             -
                                                                           -----------------------------------------
   Balance - end of period                                                      (3,687)        (1,184)             -
                                                                           -----------------------------------------
                                                                               (16,576)        (7,519)           (43)
                                                                           -----------------------------------------

RETAINED EARNINGS
  Balance - beginning of period                                                365,730        305,352        218,425
  Net income (loss) (a)                                                       (286,468)       133,229        150,340
  Cash dividends declared                                                      (82,239)       (72,851)       (62,875)
  Other                                                                              -              -           (538)
                                                                           -----------------------------------------
  Balance - end of period                                                       (2,977)       365,730        305,352
                                                                           -----------------------------------------
YIELD ENHANCEMENT, CONTRACT AND ISSUANCE COSTS                                 (22,288)       (22,039)       (14,492)
                                                                           -----------------------------------------
                                                                           $   791,922    $ 1,143,951    $   784,568
 -------------------------------------------------------------------------------------------------------------------

(A) DISCLOSURE OF COMPREHENSIVE INCOME (LOSS) (Note 1):
  Net income (loss)                                                        $  (286,468)   $   133,229    $   150,340
  Other comprehensive income, net of taxes:
  Foreign Currency Translation Adjustment:
   Foreign currency translation gains (losses), net of taxes of
      $3,529, $3,388 and $53                                                    (6,554)        (6,292)            98
  Unrealized Losses on Securities:
   Unrealized losses on securities, net of taxes of $3,495, $637 and $-         (6,490)        (1,184)             -
   Reclassification of losses recognized in net income, net of taxes
      of $2,147 $- and $-                                                        3,987              -              -
--------------------------------------------------------------------------------------------------------------------
                                                                           $  (295,525)   $   125,753    $   150,438
--------------------------------------------------------------------------------------------------------------------

The notes to the consolidated financial statements are an integral part of this statement.

Notes to Consolidated Financial Statements




1a. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

COMPANY DESCRIPTION - MCN Energy Group Inc. (MCN) is a diversified energy company with markets and investments throughout North America and in India and Nepal. MCN operates through two major business groups, Diversified Energy and Gas Distribution.

- Diversified Energy, operating through MCN Investment Corporation (MCNIC), is involved in the following segments: Pipelines & Processing with gathering, processing and transmission facilities near areas of rapid reserve development and growing consumer markets; Electric Power with investments in electric generation facilities in operation and under construction with a combined 2,986 megawatts (MW) of gross capacity and investments in electric distribution facilities; Energy Marketing with total gas sales and exchange gas delivery markets of 465.7 billion cubic feet (Bcf) for 1998 and rights to 67 Bcf of storage capacity, of which 42 Bcf is currently under development. Diversified Energy also has investments in Exploration & Production (E&P) properties with 1.2 trillion cubic feet equivalent of proved gas and oil reserves at December 31, 1998. MCN expects to sell its E&P properties in 1999, and accordingly, has classified them as discontinued operations (Note
   4a).

- Gas Distribution consists principally of Michigan Consolidated Gas Company (MichCon), a natural gas distribution and transmission company serving 1.2 million customers in more than 500 communities throughout Michigan. MichCon is subject to the accounting requirements and rate regulation of the Michigan Public Service Commission (MPSC) with respect to the distribution and intrastate transportation of natural gas.

BASIS OF PRESENTATION - The accompanying consolidated financial statements were prepared in conformity with generally accepted accounting principles. In connection with their preparation, management was required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and the disclosure of contingent liabilities. Actual results could differ from those estimates. Certain reclassifications have been made to prior years' statements to conform to the 1998 presentation.

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of MCN and certain consolidated subsidiaries and partnerships. Investments in entities in which MCN has a controlling influence that it intends to maintain are consolidated. Generally, investments in 50% or less owned entities in which MCN has significant but not controlling influence, and entities where control is temporary, have been accounted for under the equity method.

REVENUES AND COST OF GAS - Gas Distribution accrues revenues for gas service provided but unbilled at month end. Through December 31, 1998, MichCon's accrued revenues included a component for cost of gas sold that was recoverable through the gas cost recovery (GCR) mechanism. Prior to 1999, GCR proceedings before the MPSC permitted MichCon to recover the prudent and reasonable cost of gas sold. The overcollection of gas costs totaling $14,980,000 at December 31, 1998, including interest, will be refunded to customers through reduced future rates.
   Beginning in 1999, MichCon implemented a Regulatory Reform Plan approved by the MPSC. The plan suspends the GCR mechanism and fixes the gas commodity component of MichCon's sales rates for the three-year period beginning
January 1, 1999.

SALES OF OWNERSHIP INTERESTS BY SUBSIDIARIES AND PARTNERSHIPS - MCN recognizes gains or losses on the sale of stock by subsidiaries or the sale of partnership interests. Such gains or losses represent the difference between MCN's share of the consideration received and the historical book value of its investment.

COMPREHENSIVE INCOME - Effective January 1, 1998, MCN adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income. Comprehensive income is defined as the change in common shareholder's equity during a period from transactions and events from nonowner sources, including net income. Other items of comprehensive income include revenues, expenses, gains and losses that are excluded from net income. Items of other comprehensive income applicable to MCN and their accounting policies are as follows:

- Foreign Currency Translation Adjustments - MCN's foreign joint ventures use the local currency as the functional currency. As a result, MCN's investments in foreign entities are translated from foreign currencies into U.S. dollars using end-of-period exchange rates. Equity in earnings of foreign entities is translated at the average exchange rate prevailing during the month the respective earnings occur. Translation adjustments, net of deferred taxes, are excluded from net income and shown as a separate component of other comprehensive income until realized in net income upon sale or upon complete liquidation of the investment in the foreign entity.

- Holding Gains and Losses on Available-for-Sale Securities - Unrealized holding gains and losses resulting from temporary changes in the fair value of MCN's available-for-sale securities are excluded from net income and reported as a separate component of other comprehensive income until realized in net income upon sale. If a fair value decline is judged to be other than temporary, the decline is recorded to net income.

PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment, excluding E&P property of MCN's discontinued business unit (Note 4a), is stated at cost and includes amounts for labor, materials, overhead and an allowance for funds used during construction. Unit of production depreciation and depletion is used for certain Gas Distribution production and transmission property. All other property, plant and equipment of MCN, excluding E&P property, is depreciated over its useful life using the straight-line method. Depreciation rates vary by class of property.
   The ratio of the provision for depreciation and depletion to the average cost of depreciable property is as follows:

---------------------------------------------------------
                                1998       1997      1996
                             ----------------------------
Pipelines & Processing          3.4%       3.5%      3.8%
Gas Distribution                3.5%       4.1%      4.4%
Other                          12.2%      12.3%     10.1%
---------------------------------------------------------

   The unit of production method is used for calculating depreciation, depletion and amortization (DD&A) on proved gas and oil properties related to MCN's discontinued E&P segment. The average DD&A expense per thousand cubic feet equivalent (Mcfe) was $.82, $.75 and $.70 in 1998, 1997 and 1996, respectively.

LONG-LIVED ASSETS - In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," MCN reviews its long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. MCN also reviews long-lived assets to be disposed of to deter-mine if the asset's carrying amount is in excess of its fair value less the cost to sell.

ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION - Gas Distribution capitalizes an allowance for both debt and equity funds used during construction in the cost of major additions to plant. Diversified Energy also capitalizes interest on debt funds used during construction. The total amount capitalized was $19,938,000, $18,190,000 and $14,631,000 in 1998, 1997 and 1996, respectively.

INCOME TAXES AND INVESTMENT TAX CREDITS - Tax Benefits Amortizable to Customers represents the net revenue equivalent of the difference in property-related accumulated deferred income taxes computed in accordance with SFAS No. 109, "Accounting for Income Taxes," as compared to the amounts previously reflected in setting utility rates. This amount is primarily due to current tax rates being lower than the rates in effect when the original deferred taxes were recorded and because of temporary differences, including accumulated investment tax credits, for which deferred income taxes were not previously recorded in setting utility rates. These net tax benefits are being amortized in accordance with the regulatory treatment over the life of the related plant, as the related temporary differences reverse.
   Investment tax credits relating to Gas Distribution property placed into service were deferred and are being credited to income over the life of the related property. Investment tax credits relating to Diversified Energy operations were recorded to income in the year the related property was placed into service.

DEFERRED DEBT COSTS - In accordance with MPSC regulations, MichCon defers reacquisition and unamortized issuance costs of reacquired long-term debt when such debt is refinanced. These costs are amortized over the term of the replacement debt.

CONSOLIDATED STATEMENT OF CASH FLOWS - For purposes of this statement, MCN considers all highly liquid investments, excluding restricted investments, purchased with a maturity of three months or less to be cash equivalents. Other cash and noncash investing and financing activities for the years ended December 31 follow:

-----------------------------------------------------------------------
(in Thousands)                           1998        1997         1996
                                     ----------------------------------
Cash Paid During the Year for:
  Interest, net of
   amounts capitalized                 $117,162    $ 97,659    $ 74,775
  Federal income taxes                   12,175      30,300      19,934
Noncash Activities:
  Common stock and
   performance units                   $   288     $ 19,188    $  6,210
  Equity issued for acquisitions         5,409            -           -
  Foreign currency adjustment            6,554        6,292          98
  Unrealized losses
   on securities                         6,490        1,184           -
  Sale of joint ventures                     -        8,562           -
  Yield enhancement
   and contract costs                        -        2,702       8,243
  Property purchased
   under capital leases                      -        1,303       6,765
-----------------------------------------------------------------------

1b. RESTATEMENT
Subsequent to the issuance of MCN's December 31, 1998 financial statements, certain matters came to management's attention and resulted in a special investigation of prior years' operations of CoEnergy Trading Company (CTC), MCN's non-utility energy marketing subsidiary. As a result of the investigation, MCN identified that its internal controls had been overridden and that certain transactions had not been properly accounted for. Specifically, the investigation concluded that CTC had entered into gas supply contracts and agreed to pay significantly less than market prices in one period in return for above-market prices to be paid in subsequent periods through March 2000. The effect of these transactions was to improperly delay the accrual of cost of gas expenses, resulting in the overstatement of the 1998 net loss by $478,000 and the overstatement of 1997 net income by $8,585,000.

Additionally, the investigation identified that CTC had entered into certain unauthorized gas purchase and sale contracts for trading purposes. The unauthorized transactions violate MCN's risk-management policy that requires all such activities to be reviewed and approved by a risk committee that reports regularly to the MCN Board of Directors. The gas purchase and sale contracts entered into in connection with trading activities, some of which remain in effect through March 2000, were not accounted for properly using the required mark-to-market method, under which unrealized gains and losses are recorded as an adjustment to cost of gas. The effect of not properly accounting for these transactions was the understatement of the 1998 net loss by $7,112,000 and the overstatement of 1997 net income by $385,000. However, net income of $2,574,000 and $1,824,000 was realized and recorded in connection with these trading activities in 1998 and 1997, respectively, resulting in a net loss of $4,538,000 in 1998 and net income of $1,439,000 in 1997 from such activities. From the inception of these trading activities in March 1997 through March 1999, $5,721,000 of net income was realized and recorded in connection with these trading activities. However, marking these contracts to market, as required, results in a previously unrecorded net unrealized loss of $8,435,000 through March 1999, indicating a net loss of $2,714,000 from such activities.

Other items identified during the investigation resulted in the understatement of the 1998 net loss by $879,000 and the overstatement of 1997 net income by $107,000.

The accompanying consolidated financial statements have been restated from amounts originally reported to properly account for the transactions identified. A summary of the significant effects of the restatement of MCN's 1998 and 1997 financial statements is as follows:

                                                        1998                          1997
                                             ---------------------------   ---------------------------
                                               PREVIOUSLY                    Previously
(in Thousands, Except Per Share Amounts)        REPORTED       RESTATED       Reported      Restated
                                             -------------  -------------  -------------  -------------
CONSOLIDATED STATEMENT OF OPERATIONS
Cost of Gas................................  $  1,250,815   $  1,262,372   $  1,392,856   $  1,406,819
Income (Loss)From Continuing
  Operations Before Income Taxes...........  $    (21,620)  $    (33,177)  $    174,413   $    160,450
Income Tax Provision (Benefit).............  $    (15,456)  $    (19,500)  $     62,266   $     57,380
Income (Loss) From Continuing
  Operations...............................  $     (6,164)  $    (13,677)  $    112,147   $    103,070
Net Income (Loss)..........................  $   (278,955)  $   (286,468)  $    142,306   $    133,229
Basic Earnings (Loss) Per Share............
  Continuing Operations....................  $       (.08)  $       (.17)  $       1.54   $       1.41
  Continuing and Discontinued
    Operations.............................  $      (3.54)  $      (3.63)  $       1.95   $       1.82
Diluted Earnings (Loss) Per Share..........
  Continuing Operations....................  $       (.08)  $       (.17)  $       1.51   $       1.39
  Continuing and Discontinued
    Operations.............................  $      (3.54)  $      (3.63)  $       1.91   $       1.79

CONSOLIDATED STATEMENT OF FINANCIAL
  POSITION
Accounts Receivable........................  $    397,298   $    400,120   $    404,448   $    405,924
Gas in Inventory...........................  $    149,797   $    147,387   $     56,777   $     56,777
Accounts Payable...........................  $    278,417   $    304,349   $    326,756   $    342,195
Federal Income, Property and Other Taxes
 Payable...................................  $     78,395   $     69,465   $     91,712   $     86,826
Common Shareholders' Equity................  $    808,512   $    791,922   $  1,153,028   $  1,143,951

2. PROPERTY WRITE-DOWNS AND INVESTMENT LOSS

A. PIPELINES & PROCESSING
Property - During 1998, MCN recorded an impairment loss relating to its coal fines project totaling $133,782,000 pre-tax ($86,959,000 net of taxes). In June 1998, MCN placed into operation six coal fines plants designed to recover particles of coal that are a waste by-product of coal mining and then process the particles to create coal briquettes for sale. The economic viability of the venture is dependent on the briquettes qualifying for synthetic fuel tax credits and MCN's ability to utilize or sell such credits. Although the plants were in service by June 30, 1998, the date specified to qualify for the tax credits, operating delays at the plants in the third quarter have significantly increased the possibility that the Internal Revenue Service will challenge the project's eligibility for tax credits. In addition, there is uncertainty as to whether MCN can utilize or sell the credits. Without the credits, the project generates negative cash flows. These factors led to MCN's decision to record an impairment loss equal to the carrying value of the plants, reflecting the likely inability to recover such costs. MCN is currently negotiating the sale of its interest in the coal fines project. Management does not expect proceeds from the sale to be in excess of selling expenses and remediation obligations.
   In 1998, MCN also recorded an impairment loss of $3,899,000 pre-tax ($2,534,000 net of taxes) relating to an acquired out-of-service pipeline in Michigan. This pipeline was acquired for future development, along with easements and rights-of-way. In connection with certain lease renewal options, MCN reviewed the business alternatives for these assets and determined that their development is unlikely. Accordingly, MCN has recorded an impairment loss equal to the carrying value of the assets.

B. GAS DISTRIBUTION
Property - During 1998, MichCon recognized a $24,800,000 pre-tax loss ($11,200,000 net of taxes and minority interest) from the write-down of a gas gathering pipeline system. A new gas reserve analysis was performed in 1998 to determine the impact of the diversion of certain untreated gas away from the gathering system. This analysis revealed that projected cash flows from the gathering system were not sufficient to cover the system's carrying value. Therefore, an impairment loss was recorded representing the amount by which the carrying value of the system exceeded its estimated fair value.

Investment - During 1998, MCN recognized an $8,500,000 pre-tax ($5,525,000 net of taxes) write-down of a joint venture investment in a small gas distribution company located in Missouri. As a result of MCN's refocused strategic direction, MCN expects to sell this investment in 1999. The write-down represents the amount by which the carrying value exceeded the estimated fair value of the investment.


3. RESTRUCTURING CHARGES

During 1998, MCN initiated a two-part corporate restructuring and recorded a combined restructuring charge totaling $12,860,000 pre-tax ($8,358,000 net of taxes).

Corporate - The first part, totaling $10,390,000 pre-tax, consists of a corporate realignment designed to improve operating efficiencies through a more streamlined organizational structure. The realignment includes the reduction of 37 positions resulting in severance and termination benefits of $4,714,000 pre-tax. Also included in the charge was $5,676,000 pre-tax relating to net lease expenses and the write-down of fixed assets consisting of leasehold improvements, office equipment and information systems, which are no longer used by MCN. As of December 31, 1998, payments of $660,000 have been charged against the restructuring accruals relating to severance and termination benefits. These benefits will continue to be paid through 2000. The remaining restructuring costs, primarily for net lease expenses, are expected to be paid over the related lease terms, which expire through 2006.

Electric Power - The second part of the corporate restructuring relates to a revised international investment strategy whereby MCN will primarily limit future capital investments in developing countries to amounts required to fulfill existing commitments. As a result of this revised strategy, MCN exited certain international projects and recorded a charge of $2,470,000 pre-tax, primarily related to capitalized costs that had been incurred on these exited projects.


4. DISCONTINUED OPERATIONS

A. MCNIC OIL & GAS COMPANY
During 1998, MCN recognized write-downs of its gas and oil properties held by its E&P business unit, MCNIC Oil & Gas Company (MOG), totaling $416,977,000 pre-tax ($271,035,000 net of taxes). Prior to being classified as discontinued operations, these properties were accounted for under the full cost method. The write-downs were due primarily to lower oil and gas prices and the under-performance of certain exploration properties. Under the full cost method of accounting as prescribed by the Securities and Exchange Commission, MCN's capitalized exploration and development costs exceeded the full cost "ceiling," resulting in the excess being written off to income. The ceiling is the sum of discounted future net cash flows from the production of proved gas and oil reserves, and the lower of cost or estimated fair value of unproved properties, net of related income tax effects. Future net cash flows are required to be estimated based on end-of-quarter prices and costs, unless contractual arrangements exist. A significant portion of the write-down was due to lower-than-expected exploratory drilling results.
   In 1998, MCN also recognized a $6,135,000 pre-tax ($3,987,000 net of taxes) loss from the write-down of an investment in the common stock of an E&P company. The loss is due to a decline in the fair value of the securities which is not considered temporary.
   As a result of its refocused strategic direction, MCN is committed to the sale of its gas and oil properties, and expects the sale to be completed in mid-1999. Bids on portions of its gas and oil properties were received in January 1999, with bids on all properties expected by March 1999. Accordingly, E&P has been accounted for as discontinued operations. Diversified Energy's interest and preferred dividend expenses have been allocated to E&P based on its ratio of total capital to that of Diversified Energy. The following financial information summarizes E&P's operations:


---------------------------------------------------------------------
(in Thousands)                                  1998           1997
                                         ----------------------------
Assets
  Accounts receivable, net                 $   74,273      $   53,675
  Property, plant and equipment, net          815,252       1,149,286
  Noncurrent deferred income taxes             96,006               -
  Other                                         2,670          34,852
                                         ----------------------------
                                           $  988,201      $1,237,813
---------------------------------------------------------------------
Liabilities
  Accounts payable                         $  59,063       $   69,266
  Long-term debt and capital lease
     obligations                                 929          112,784
  Noncurrent deferred income taxes                 -           60,537
  Other                                        9,458           15,905
                                        -----------------------------
                                           $  69,450       $  258,492
---------------------------------------------------------------------





-----------------------------------------------------------------------------
(in Thousands)                              1998          1997         1996
                                        -------------------------------------
Operating Revenues
  Non-affiliates                        $  150,504     $ 144,041    $  94,615
  Affiliates                                56,598        71,787       43,326
                                        -------------------------------------
                                           207,102       215,828      137,941
Operating Expenses, including
  property write-downs                     595,057       164,373      104,706
                                        -------------------------------------
Operating Income (Loss)                   (387,955)       51,455       33,235
                                        -------------------------------------
Other Income and (Deductions)
  Interest and preferred
   dividend expense                        (51,058)      (38,129)     (28,191)
  Other, including
   investment loss                           2,254         6,691          161
                                        -------------------------------------
                                           (48,804)      (31,438)     (28,030)
                                        -------------------------------------
Income (Loss) Before
  Income Taxes                            (436,759)       20,017        5,205
Income Taxes
  Current and deferred                    (153,483)        7,655        2,457
  Gas production tax credits               (10,485)      (17,797)     (15,878)
                                        -------------------------------------
                                          (163,968)      (10,142)     (13,421)
                                        -------------------------------------
Net Income (Loss)                       $ (272,791)    $  30,159    $  18,626
-----------------------------------------------------------------------------

Intercompany transactions between MOG and other MCN subsidiaries are included in the individual captions of the Consolidated Statement of Operations as components of both continuing and discontinued operations.

B. THE GENIX GROUP, INC.
In 1996, MCN completed the sale of its computer operations subsidiary, The Genix Group, Inc. (Genix), to Affiliated Computer Services, Inc. for an adjusted sales price of $132,900,000, resulting in an after-tax gain of $36,176,000. Genix's 1996 income from operations totaled $1,595,000 and has been accounted for as a discontinued operation.


5. ACQUISITIONS AND DISPOSITIONS

A. BHOTE KOSHI POWER COMPANY
In 1997, MCN acquired an approximate 65% interest in Bhote Koshi Power Company, a partnership that is constructing a 36 MW hydroelectric power plant in Nepal. Construction of the plant began in early 1997 and is scheduled to be completed in early 2000. At December 31, 1998, MCN had paid $7,200,000 of its total equity commitment of $20,100,000. The remaining equity commitment balance will be paid in 1999 and 2000. The investment is accounted for under the equity method.

B. TORRENT POWER LIMITED
In 1997, MCN acquired a 40% interest in the common equity of Torrent Power Limited (TPL), a joint venture that holds minority interests in electric distribution companies and power generation facilities located in the state of Gujarat, India. In 1997 and 1998, MCN acquired preference shares in TPL, bringing the total cost of the acquisitions to $121,200,000. The joint venture holds a 36% interest in Ahmedabad Electricity Company Limited (AEC), a 43% interest in Surat Electricity Company Limited (SECL) and a 42% interest in Gujarat Torrent Energy Corporation (GTEC). AEC serves the city of Ahmedabad and has 550 MW of electric generating capacity. SECL provides electricity to the city of Surat. GTEC owns and operates a 655 MW dual fuel generation facility that became fully operational in December 1998. MCN accounts for its interest in TPL under the equity method.

   In February 1999, MCN reached an agreement to sell its interest in TPL for approximately $130,000,000. The sale is subject to certain regulatory approvals and is expected to be completed by the third quarter of 1999.

C. MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
MCN acquired an 18% general partnership interest in Midland Cogeneration Venture Limited Partnership (MCV) during 1997 and acquired an additional 5% general partnership interest in 1998. MCV is a partnership that leases and operates a cogeneration facility in Midland, Michigan. The facility can produce up to 1,370 MW of electricity, as well as 1.35 million pounds per hour of process steam. MCN's total acquisition cost in MCV is $73,000,000 and is accounted for under the equity method. During 1997, MCV changed its method of accounting for property taxes. As a result, MCN's pre-tax income from MCV was favorably impacted by $2,800,000.

D. LYONDELL METHANOL COMPANY, L.P.
In 1996, MCN acquired a 25% interest in Lyondell Methanol Company, L.P., a limited partnership that owns a 248 million gallon-per-year methanol production plant in Texas. MCNIC supplies a portion of the natural gas to the methanol plant. The acquisition totaled $54,500,000 and is accounted for under the equity method.

E. DAUPHIN ISLAND GATHERING PARTNERS
In early 1996, MCN acquired a 99% interest in Dauphin Island Gathering Partners
(DIGP) for $78,620,000. At the time of the acquisition, DIGP, the general partnership, owned a 90-mile gas gathering system in the Mobile Bay area of offshore Alabama. In mid-1996, MCN sold a 40% interest in the partnership to PanEnergy Dauphin Island Company for $36,000,000. The sale resulted in a pre-tax gain of $3,986,000.
   In late 1996, a 41% interest in the partnership was sold to three additional partners resulting in a pre-tax gain of $4,796,000, of which $2,398,000 was deferred until 1997 when a related option agreement expired unexercised. The three additional partners paid for their interests by contributing to DIGP the Main Pass Gathering System, a 57-mile offshore gas gathering system in the Gulf of Mexico. As a result of the sales, MCN's ownership interest in DIGP was reduced to 35%. MCN accounts for its interest in DIGP under the equity method.


6. INVESTMENTS IN AND ADVANCES TO JOINT VENTURES

MCN has equity interests in several joint ventures involved in the following businesses: Pipelines & Processing - 10 1/2% to 80% owned; Electric Power - 23% to 67 1/2% owned; Energy Marketing - 10% to 50% owned; Gas Distribution - 47 1/2% owned; and Real Estate & Other - 33% to 50% owned. MCN's share of undistributed earnings in these joint ventures totaled $54,753,000 at December 31, 1998.
   The following is the combined summarized financial information of the joint ventures. No provision for income taxes has been included, since income taxes are paid directly by the joint venture participants.



--------------------------------------------------------------------------
   (in Thousands)                      1998           1997          1996
                                    --------------------------------------
Operating Revenues                  $2,628,822    $1,598,208     $ 199,260
Operating Income                       385,821       348,544        56,076
Income Before Taxes                    205,961       197,453        30,194
--------------------------------------------------------------------------
MCN's Share of Operating Revenues
  Pipelines & Processing            $  276,613    $  144,823     $  36,927
  Electric Power                       315,516       168,051        40,731
  Energy Marketing                     317,342       249,954        23,864
  Real Estate & Other                   12,436         7,740         8,684
                                    --------------------------------------
                                    $  921,907    $  570,568     $ 110,206
--------------------------------------------------------------------------
MCN's Share of Operating
  Income (Loss)
   Pipelines & Processing           $   15,714    $   27,485     $  11,584
   Electric Power                       73,590        48,671         8,280
   Energy Marketing                      6,214         9,933         9,253
   Real Estate & Other                    (136)          645         1,387
                                    --------------------------------------
                                    $   95,382    $   86,734     $  30,504
--------------------------------------------------------------------------
MCN's Share of Income (Loss)
  Before Taxes
   Pipelines & Processing           $   29,987    $   28,551     $  10,590
   Electric Power                       28,546        12,655          (218)
   Energy Marketing                      4,681         7,379         6,197
   Real Estate & Other                    (989)          474         1,298
                                    --------------------------------------
                                    $   62,225    $   49,059     $  17,867
--------------------------------------------------------------------------

--------------------------------------------------------------------------
(in Thousands)                                       1998           1997
                                    --------------------------------------
Assets
  Current assets                                  $  612,023    $  717,346
  Noncurrent assets                                3,959,716     3,677,595
                                    --------------------------------------
                                                  $4,571,739    $4,394,941
                                    --------------------------------------
Liabilities and Joint Ventures' Equity
  Current liabilities                             $  439,357    $  590,234
  Noncurrent liabilities                           2,300,825     2,345,916
  Joint ventures' equity                           1,831,557     1,458,791
                                    --------------------------------------
                                                  $4,571,739    $4,394,941
--------------------------------------------------------------------------
MCN's Share of Total Assets
  Pipelines & Processing                          $  568,944    $  296,670
  Electric Power                                     722,038       691,202
  Energy Marketing                                    86,135        84,939
  Gas Distribution                                    23,149        22,626
  Real Estate & Other                                 35,921        38,826
                                    --------------------------------------
                                                  $1,436,187    $1,134,263
--------------------------------------------------------------------------
MCN's Share of Joint Ventures' Equity
  Pipelines & Processing                          $  434,310    $  259,116
  Electric Power                                     191,627       164,361
  Energy Marketing                                    27,748        21,715
  Gas Distribution                                     7,832         8,363
  Real Estate & Other                                 17,810        16,558
                                    --------------------------------------
                                                     679,327       470,113
Goodwill and Other(1)                                123,904        86,863
                                    --------------------------------------
MCN's Investment In and
  Advances to Joint Ventures                      $  803,231    $  556,976
--------------------------------------------------------------------------

(1) Primarily represents differences between MCN's carrying value and its share of the joint ventures' underlying equity interest that is amortized over the estimated useful lives of the related assets, which on a weighted average basis equaled 28 years.


7. REGULATORY MATTERS

A. REGULATORY ASSETS AND LIABILITIES
MCN's Gas Distribution operations are subject to the provisions of SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation." As a result, several regulatory assets and liabilities are recorded in MCN's financial statements. Regulatory assets represent costs that will be recovered from customers through the ratemaking process. Regulatory liabilities represent benefits that will be refunded to customers through reduced rates.
   The following regulatory assets and liabilities were reflected in the Consolidated Statement of Financial Position as of December 31:


-------------------------------------------------------------------------
(in Thousands)                                   1998              1997
                                               --------------------------
Regulatory Assets
  Accrued gas cost recovery revenues           $       -       $   12,862
  Deferred environmental costs (Note 13b)         30,773           30,234
  Unamortized loss on retirement of debt          15,548           10,181
  Other                                              804            1,637
                                               --------------------------
                                               $  47,125       $   54,914
-------------------------------------------------------------------------
Regulatory Liabilities
  Deferred gas cost recovery revenues          $  14,980       $        -
  Tax benefits amortizable to customers          130,120          123,365
                                               --------------------------
                                               $ 145,100       $  123,365
-------------------------------------------------------------------------

   Gas Distribution currently has regulatory precedents and orders in effect that provide for the probable recovery or refund of its regulatory assets and liabilities. Future regulatory changes or changes in the competitive environment could result in Gas Distribution discontinuing the application of SFAS No. 71 for all or part of its business and require the write-off of the portion of any regulatory asset or liability that was no longer probable of recovery or refund. If MCN were to have discontinued the application of SFAS No. 71 for all of its operations as of December 31, 1998, it would have had an extraordinary noncash increase to net income of approximately $63,700,000. Management believes currently available facts support the continued application of SFAS No. 71.

B. REGULATORY REFORM PLAN
In April 1998, the MPSC approved MichCon's Regulatory Reform Plan. The plan includes a comprehensive experimental three-year customer choice program, which is subject to annual caps on the level of participation. The customer choice program begins April 1, 1999, when up to 75,000 customers will have the option of purchasing natural gas from suppliers other than MichCon. Up to 75,000 additional customers can be added April 1 of each of the next two years, eventually allowing up to 225,000 customers the option to choose a gas supplier other than MichCon. MCN's gas marketing affiliates also participate as alternative suppliers under the program. In each of the three plan years, there is also a volume limitation on commercial and industrial participants. The volume limitation for these participants is 10 Bcf in 1999, 20 Bcf in 2000 and 30 Bcf in 2001. MichCon will continue to transport and deliver the gas to the customers' premises at prices that maintain its existing sales margins.
   The plan also suspends the GCR mechanism for customers who continue to purchase gas from MichCon and fixes the gas commodity component of MichCon's sales rates at $2.95 per Mcf for the three-year period beginning on January 1, 1999. Prior to January 1999, MichCon did not generate earnings on the gas commodity portion of its operations. However, under this plan, changes in cost of gas will directly impact earnings. As part of its gas acquisition strategy, MichCon has entered into firm-price contracts for a substantial portion of its expected gas supply requirements for the next three years. These contracts, coupled with the use of MichCon's storage facilities, will substantially mitigate risks from winter price and volume fluctuations.
   Also beginning in 1999, the plan established an income sharing mechanism that will allow customers to share in profits if actual utility return on equity exceeds predetermined thresholds. In October 1998, the MPSC denied a rehearing and affirmed its approval of the plan. Various parties have appealed the MPSC's decision to the Michigan Court of Appeals. While management believes that based upon applicable Michigan law the order will be upheld on appeal, there can be no assurance as to the outcome.


8. GAS IN INVENTORY

Inventory gas is priced on a last-in, first-out (LIFO) basis. At December 31, 1998, the replacement cost exceeded the $147,387,000 LIFO cost by $152,961,000. At December 31, 1997, the replacement cost exceeded the $56,777,000 LIFO cost by $176,373,000.


9. CREDIT FACILITIES, SHORT-TERM BORROWINGS AND LONG-TERM DEBT

Detailed information on long-term debt, excluding current requirements, is as follows:

-------------------------------------------------------------
(In Thousands)                             1998         1997
                                         --------------------
First Mortgage Bonds,
  interest payable semi-annually
  6.51%  series due 1999                 $      -   $  30,000
  53/4%  series due 2001                   40,000      60,000
  8%     series due 2002                   17,314      70,000
  6.72%  series due 2003                    4,150       4,150
  6.80%  series due 2003                   15,850      15,850
  9 1/8% series due 2004                   18,000      55,000
  7.15%  series due 2006                   40,000      40,000
  7.21%  series due 2007                   30,000      30,000
  7.06%  series due 2012                   40,000      40,000
  8 1/4% series due 2014                   80,000      80,000
  7.6%   series due 2017                   14,980      14,990
  7 1/2% series due 2020                   29,641      29,641
  9 1/2% series due 2021                   40,000      40,000
  6 3/4% series due 2023                   16,617      17,177
  7%     series due 2025                   40,000      40,000
  Unamortized discount                     (1,130)     (1,235)
Remarketable Securities, interest
  payable semi-annually
  6.375% series due 2008                  100,000           -
  6.3% series due 2011                    100,000           -
  6.35% series due 2012                   100,000           -
  6.45% series due 2038                    75,000           -
  6.2% series due 2038                     75,000           -
  Unamortized premium                      10,551           -
Medium-Term Notes, interest payable
  semi-annually
  5.84% series due 1999                         -      80,000
  6.82% series due 1999                         -     130,000
  6.03% series due 2001                    60,000      60,000
  6.89% series due 2002                    90,000      90,000
  6.32% series due 2003                    60,000      60,000
  7.12% series due 2004                    60,000      60,000
Term Loan Due 2000,
  interest payable quarterly                    -     100,000
Commercial Paper and Bank Borrowings      107,656           -
Project Loan Due 2006,
  interest payable quarterly               12,320      14,080
Long-Term Capital Lease Obligations         5,345       7,702
Other Long-Term Debt                       25,874      45,209
                                      -----------------------
                                       $1,307,168  $1,212,564
-------------------------------------------------------------

   Substantially all of the net utility properties of MichCon, totaling approximately $1,240,000,000, are pledged as security for the payment of outstanding first mortgage bonds.
   Maturities and sinking fund requirements during the next five years for long-term debt outstanding at December 31, 1998 are $267,400,000 in 1999, $27,000,000 in 2000, $86,600,000 in 2001, $113,700,000 in 2002 and $86,000,000
in 2003.

Diversified Energy - At December 31, 1998, MCNIC had credit lines permitting borrowings of up to $200,000,000 under a 364-day revolving credit facility and up to $200,000,000 under a three-year revolving credit facility, both of which were renewed in July 1998. These facilities support MCNIC's $400,000,000 commercial paper program. MCNIC usually issues commercial paper in lieu of an equivalent amount of borrowings under these lines of credit. Commercial paper and bank borrowings outstanding at December 31, 1998 and 1997 totaling $118,000,000 and $147,358,000, respectively, were classified as short-term. The remaining 1998 commercial paper and bank borrowings of $107,656,000 were classified as long-term. Commercial paper and bank borrowings outstanding as of December 31, 1998 and 1997 were at weighted average interest rates of 6.4% and 6.2%, respectively. Fees are paid to compensate banks for lines of credit.
   In 1998, MCN issued $260,000,000 of debt under a one-year term loan facility, due December 1999. Principal payments are required based on certain proceeds received from the sale of E&P assets. Under the terms of the agreement, certain alternative variable interest rates are available at the borrower's option. The weighted average interest rate at December 31, 1998 was 6.2%.
   In 1998, MCNIC issued a total of $300,000,000 of remarketable debt securities with various interest rates and maturity dates. These securities are senior unsecured obligations of MCNIC and are subject to an MCN support agreement. The securities are structured such that at a specified future remarketing date the remarketing agents may elect to remarket the securities whereby the annual interest rate will be reset. MCNIC received option premiums in return for the remarketing option. If the remarketing agents elect not to remarket the securities, MCNIC will be required to repurchase the securities at their principal amounts. The option premiums received, net of financing costs incurred, totaled $5,709,000 and are being amortized to income over the life of the debt. The remarketing dates are in April 2001, 2002 and 2003.
   During 1998, MOG retired early a five-year $100,000,000 term loan.

Gas Distribution - At December 31, 1998, MichCon had credit lines permitting borrowings of up to $150,000,000 under a 364-day revolving credit facility and up to $150,000,000 under a three-year revolving credit facility, both of which were renewed in July 1998. MichCon issues commercial paper in lieu of an equivalent amount of borrowings under these lines of credit. Commercial paper outstanding at December 31, 1998 and 1997 totaled $218,447,000 and $236,740,000 and was at weighted average interest rates of 5.6% and 5.8%, respectively. This debt is classified as short-term. Fees are paid to compensate banks for lines of credit.
   In 1998, MichCon issued a total of $150,000,000 of remarketable debt securities with various interest rates. These securities are "fall-away mortgage" debt and, as such, are secured debt as long as MichCon's current first mortgage bonds are outstanding and become senior unsecured debt thereafter. The securities are structured such that the interest rates of the issues can be reset at various remarketing dates over the life of the debt. The initial remarketing dates are in June 2003 and 2008. MichCon received option premiums in return for granting options to underwriters to reset the interest rate for a period of ten years at the initial remarketing dates. The option premiums received, net of financing costs incurred, totaled $3,052,000 and are being amortized to income over the initial interest and corresponding option periods. If the underwriters elect not to exercise their reset options, the securities become subject to the remarketing feature. If MichCon and the remarketing agent cannot agree on an interest rate or the remarketing agent is unable to remarket the securities, MichCon will be required to repurchase the securities at their principal amounts.
   In 1998, MichCon redeemed through a tender offer $37,000,000 of the outstanding $55,000,000 balance of 9 1/8% first mortgage bonds due 2004, and $52,686,000 of the outstanding $70,000,000 balance of 8% first mortgage bonds due 2002.
   During 1997, nonutility subsidiaries of MichCon borrowed $40,000,000 under a nonrecourse credit agreement. Under terms of the agreement, certain alternative variable interest rates are available at the borrowers' option during the life of the agreement. Quarterly principal payments commenced in 1997, with a final installment due November 2005. The loan is secured by a pledge of stock of the borrowers and a security interest in certain of their assets. MichCon may be required to support the credit agreement through limited capital contributions to the subsidiaries if certain cash flow and operating targets are not met. At December 31, 1998 and 1997, $29,200,000 and $36,400,000 were outstanding at weighted average interest rates of 5.8% and 6.4%, respectively.
   MichCon has variable interest rate swap agreements with notional principal amounts aggregating $92,000,000 in connection with its first mortgage bonds. Swap agreements of $40,000,000 through May 2002 have reduced the average cost of the related debt from 7.3% to 6.3% for the year ended December 31, 1998. Swap agreements of $40,000,000 through May 2005 have reduced the average cost of the related debt from 7.1% to 5.9% for the year ended December 31, 1998. Swap agreements of $12,000,000 through April 2000 have reduced the average cost of the related debt from 8.3% to 4.4% for the year ended December 31, 1998. A nonutility subsidiary of MichCon has an interest rate swap agreement on the $14,080,000 outstanding balance of its project loan agreement at December 31, 1998 that effectively fixes the interest rate at 7.5% through February 2003.


10. PREFERRED AND HYBRID SECURITIES

A. MCN-OBLIGATED MANDATORILY REDEEMABLE
   PREFERRED SECURITIES OF SUBSIDIARIES
MCN has established various trusts and a partnership formed for the sole purpose of issuing preferred securities and lending the gross proceeds thereof to MCN. The sole assets of the trusts and partnership are debentures of MCN with terms similar to those of the related preferred securities.
   Summarized information for MCN-obligated mandatorily redeemable preferred securities of subsidiaries holding solely debentures of MCN is as follows:

-----------------------------------------------------------------------------------------------------------------------
(in Thousands of Dollars, Except Per Share Amounts)                                  Liquidation  Maturity of    Earliest
                                                                                          Value   Underlying  Redemption
                                                                  1998        1997    Per Share     Security        Date
                                                             -----------------------------------------------------------
MCN Financing I
  8 5/8% Trust Originated Preferred Securities               $   77,068    $   77,045     $   25       2036       2001
   (3,200,000 preferred securities)
   Dividends payable quarterly.
MCN Financing II
  8 5/8% Trust Preferred Securities                              96,669             -         25       2038       2003
   (4,000,000 preferred securities)
   Dividends payable quarterly.
MCN Financing V
  6.305% Private Institutional Trust Securities                       -        99,606      1,000          -          -
   (100,000 preferred securities)
   Dividends payable semi-annually.
MCN Financing VI
  6.85% Single Point Remarketed Reset Capital Securities         99,397        99,507      1,000       2037       1999
   (100,000 preferred securities)
   Dividends payable semi-annually.
MCN Michigan Ltd. Partnership
  9 3/8% Redeemable Cumulative Preferred Securities, Series A    96,819        96,696         25       2024       1999
   (4,000,000 preferred securities)
   Dividends payable monthly.
MCN Financing III
  8% FELINE PRIDES                                              132,250       132,250         50       2002       2002
   (2,645,000 FELINE PRIDES)
   Dividends payable quarterly.                              ----------    ----------
                                                             $  502,203    $  505,104
------------------------------------------------------------------------------------------------------------------------

   The preferred securities carry similar provisions as described below.

   The preferred securities allow MCN the right to extend interest payment periods on the debentures and, as a consequence, dividend payments on the preferred securities can be deferred by the trusts and partnership during any such interest payment period. In the event that MCN exercises this right, MCN may not declare dividends on its common stock.
   In the event of default, holders of the preferred securities will be entitled to exercise and enforce the trusts' and partnership's creditor rights against MCN, which may include acceleration of the principal amount due on the debentures. MCN has issued guaranties with respect to payments on the preferred securities. These guaranties, when taken together with MCN's obligations under the debentures, the related indenture, and the trust and partnership documents, provide full and unconditional guaranties of the trusts' and partnership's obligations under the preferred securities to the extent of the funds available therefor.
   Financing costs for these issuances were deferred and are reflected as a reduction in the carrying value of the preferred securities. These costs are being amortized using the straight-line method over the estimated lives of the related securities.
   In addition to the similar provisions previously discussed, specific terms of the securities follow:

- 6.305% Private Institutional Trust Securities (PRINTS) - MCN redeemed the 6.305% PRINTS during 1998.

- 6.85% Single Point Remarketed Reset Capital Securities - These preferred securities are structured such that at a specified future date, the rate reset date, the securities may be remarketed with a new liquidation preference value of $25 per security and the number of securities outstanding would adjust to 4,000,000. The annual dividend payment rate will be reset to reflect the lowest rate, less than or equal to a maximum rate, at which the securities can be remarketed at a price equal to their liquidation preference value. On the rate reset date, the terms of an equivalent amount of the MCN senior debentures will change to reflect the new terms of the remarketed preferred securities. The debentures will thereafter be subordinated and junior in right of payment to all senior obligations of MCN. The rate reset date for the securities is anticipated to be October 1999.

- 8% FELINE PRIDES - Each security initially consists of a stock purchase contract and a preferred security of MCN Financing III. Under each stock purchase contract, MCN is obligated to sell, and the FELINE PRIDES holder is obligated to purchase between 1.4132 and 1.7241 shares of MCN common stock in May 2000 for $50. The exact number of MCN common shares to be sold is dependent on the market value of a share in May 2000, but will not be less than 3,737,988 or more than 4,560,345 shares. MCN also is obligated to pay the FELINE PRIDES holders a quarterly contract adjustment payment at an annual rate of .75% of the stated amount. MCN has recorded the present value of the contract adjustment as a liability and a reduction to Common Shareholders' Equity on MCN's Consolidated Statement of Financial Position. The liability is reduced as the contract adjustment payments are made.
       Holders of the preferred securities are entitled to receive cumulative dividends at an annual rate of 7.25% of the liquidation preference value. The preferred securities are pledged as collateral to secure the FELINE PRIDES holders' obligation to purchase MCN common stock under the stock purchase contracts. Each holder has the right after issuance of the FELINE PRIDES to substitute for the preferred securities, zero coupon U.S. Treasury securities maturing in May 2000. Each FELINE PRIDES holder has the option to use the preferred securities, treasury securities or cash to satisfy the May 2000 purchase contract commitment. The preferred securities are pledged as collateral to secure the FELINE PRIDES holders' obligation to purchase MCN common stock under the stock purchase contracts. Each holder has the right after issuance of the FELINE PRIDES to substitute for the preferred securities, zero coupon U.S. Treasury securities maturing in May 2000. Each

   FELINE PRIDES holder has the option to use the preferred securities, treasury securities or cash to satisfy the May 2000 purchase contract commitment.

B. PREFERRED SECURITIES
MCN is authorized to issue 25,000,000 shares of no par value preferred stock, and MichCon is authorized to issue 7,000,000 shares of preferred stock with a par value of $1 per share and 4,000,000 shares of preference stock with a par value of $1 per share. At December 31, 1998, no issuances of preferred or preference stock were made under these authorizations.

C. ENHANCED PRIDES
MCN has issued 5,865,000 of Preferred Redeemable Increased Dividend Equity Securities (Enhanced PRIDES) that yield 8-3/4% with a stated amount of $23.00 per security. Each security represents a contract to purchase MCN common stock in April 1999, or earlier under certain limited circumstances. As subsequently discussed, proceeds from the issuance totaling approximately $135,000,000 were used to acquire 6.5% U.S. Treasury notes underlying the security. The interest from the Treasury notes passes through to the Enhanced PRIDES holder. Accordingly, MCN received no cash from issuing the Enhanced PRIDES.
   Under each security, MCN is obligated to sell, and the Enhanced PRIDES holder is obligated to purchase for $23.00, between .8333 of a share and one share of MCN common stock. The exact number of MCN common shares to be sold is dependent on the market value of a share in April 1999. However, the total number to be sold will not be less than 4,887,500 shares or more than 5,865,000 shares.
   MCN also is obligated to pay the Enhanced PRIDES holders, semi-annually, a yield enhancement payment at an annual rate of 2 1/4% of the stated amount. MCN has recorded the present value of the yield enhancement payments as a liability and a reduction to Common Shareholders' Equity on MCN's Consolidated Statement of Financial Position. The liability is reduced when the yield enhancement payments are paid. MCN has the right to defer the yield enhancement payments, in which case MCN cannot declare dividends on its common stock until the yield enhancement payments have been made. In addition, MCN has incurred costs in conjunction with the issuance of the Enhanced PRIDES and similarly has recorded the costs as a reduction to Common Shareholders' Equity.
   The Treasury notes underlying the securities are pledged as collateral to secure the Enhanced PRIDES holders' obligation to purchase MCN common stock under the stock purchase contract. At maturity in April 1999, the principal received from the Treasury notes will be used to satisfy the Enhanced PRIDES holders' obligation in full. Neither the Enhanced PRIDES nor the Treasury notes are included on MCN's Consolidated Statement of Financial Position. However, the issuance of common stock will be reflected when cash proceeds totaling approximately $135,000,000 are received by MCN in April 1999.

11. COMMON STOCK AND EARNINGS
PER SHARE

A. COMMON STOCK
In 1998, MCN issued approximately 310,000 shares in conjunction with the acquisition of heating, ventilating and air conditioning companies. In 1997, MCN sold 9,775,000 shares of new common stock in a public offering, generating net proceeds of $276,600,000.
   MCN has traditionally issued new shares of common stock pursuant to its Direct Stock Purchase and Dividend Reinvestment Plan and various employee benefit plans. The number of shares issued was approximately 1,190,000 in 1998, 1,165,000 in 1997, and 926,000 in 1996, generating net proceeds of $20,200,000,
$17,800,000 and $17,300,000, respectively. Beginning in 1999, shares issued under these plans will be acquired by MCN through open market purchases.

B. STOCK INCENTIVE PLAN
MCN's Stock Incentive Plan authorizes the use of performance units, stock options, restricted stock or other stock-related awards to key employees, primarily management. MCN's current policy is to issue performance units, which encourages a strategic focus on long-term performance and has a high employee retention value. The performance units are denominated in shares of MCN common stock and issued to employees based on total shareholder return over a six-year period, as compared to a group of peer companies. The initial number of performance units granted is based on total shareholder return relative to the peer group during the previous three-year period. Participants receive dividend equivalents on the units granted. The initial grants will be adjusted upward or downward based on total shareholder return relative to the peer group for the subsequent three-year period. The final awards are then payable in shares of common stock or can be deferred. Participants must retain 50% of any common shares paid until certain stock ownership guidelines are met. The deferred units must be retained by the participants until their employment with MCN ceases.
   During 1998, 1997 and 1996, MCN granted 293,116, 245,340 and 301,616 performance units with a weighted average grant date fair value of $37.00, $31.00 and $24.625 per unit, respectively. MCN accounts for stock-based compensation awards under the fair value-based method as prescribed under SFAS No. 123, "Accounting for Stock-Based Compensation," which was adopted in 1996. Accordingly, the costs of performance units awarded, measured at their fair value on the grant date, are being recorded as compensation expense and Additional Paid-in Capital over their vesting period. MCN adjusts compensation expense for changes in the number of performance units that are expected to vest. A stock-based compensation benefit of $3,625,000 was recognized during 1998 for all awards outstanding as a result of a reduction in the number of performance units expected to vest. Stock-based compensation costs recognized during 1997 and 1996 for all awards outstanding totaled $15,070,000 and $14,055,000, respectively. At December 31, 1998, there were 5,143,730 shares available to be issued under the Stock Incentive Plan.
   In February 1999, MCN revised its policy whereby a portion of any stock-related awards under the Stock Incentive Plan will be in the form of stock options. The remaining portion of any awards will continue to be in the form of performance units.

C. SHAREHOLDERS' RIGHTS PLAN
One preferred share purchase right is attached to each outstanding share of MCN common stock. The rights are exercisable only

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


upon certain triggering events and expire in July 2007. The rights, which cannot be traded separately from MCN's common stock, are intended to maximize shareholders' value in the event that MCN is acquired.

D. EARNINGS PER SHARE
MCN reports both basic and diluted earnings per share. Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share assumes the issuance of potential dilutive common shares outstanding during the period and adjusts for changes in income and the repurchase of common shares that would have occurred with proceeds from the assumed issuance. A reconciliation of both calculations for continuing operations is shown below.

--------------------------------------------------------------------------------
                                                       Wtd. Avg.        Earnings
(in Thousands, Except                                    Common       (Loss) Per
   Per Share Amounts)                Income(Loss)        Shares            Share
1998
Basic Loss Per Share                 $ (13,677)         78,823        $    (.17)
                                                                      ----------
Effect of Dilutive Securities                -               -
                                     -------------------------
Diluted Loss Per Share               $ (13,677)         78,823        $    (.17)
--------------------------------------------------------------------------------
1997
Basic Earnings Per Share             $ 103,070          72,887        $    1.41
                                                                      ----------
Effect of Dilutive Securities
  FELINE PRIDES                          1,688           1,021
  Enhanced PRIDES                          222             623
  Stock-based compensation plans             -             904
                                     -------------------------
Diluted Earnings Per Share           $ 104,980          75,435        $    1.39
--------------------------------------------------------------------------------
1996
Basic Earnings Per Share             $  93,943          66,944        $    1.40
                                                                      ----------
Effect of Dilutive Securities
  Enhanced PRIDES                           73              41
  Stock-based compensation plans             -             536
                                     -------------------------
Diluted Earnings Per Share           $  94,016          67,521        $    1.39
--------------------------------------------------------------------------------


12. LEASES

MCN leases certain property (principally a warehouse, office building and parking structure) under lease arrangements expiring at various dates to 2006, with renewal options extending beyond that date. Portions of the office buildings and parking structure are subleased to various tenants.
   In January 1998, MCN purchased one of its office buildings previously leased, thereby eliminating the related long-term capital lease obligation. As a result, the long-term capital lease obligation of $6,818,000 was reclassified as a current capital lease obligation at December 31, 1997. Other long-term capital lease obligations of MCN are not significant.
   Minimum rental commitments related to noncancelable operating leases outstanding at December 31, 1998 are $5,952,000 in 1999, $5,072,000 in 2000,
$4,887,000 in 2001, $4,632,000 in 2002, $3,111,000 in 2003 and $5,735,000
thereafter.
   Total minimum lease payments for operating leases have not been reduced by future minimum sublease rentals of $1,430,000 under noncancelable subleases.
   Operating lease payments for the years ended December 31, 1998, 1997 and 1996 were $6,774,000, $5,007,000 and $5,243,000, respectively.

13. COMMITMENTS AND CONTINGENCIES

A. GUARANTIES
MCN issued a guaranty in conjunction with a Genix building lease expiring no later than 2010. The lease agreement does not allow MCN to transfer its obligation under the guaranty to ACS, who acquired Genix in June 1996 (Note 4b). However, ACS is obligated to reimburse MCN for any payments made as a result of this guaranty. Obligations under the guaranty approximated $11,908,000 at December 31, 1998.
   MCN has a 47.5% interest in a partnership that owns and operates a natural gas transmission and distribution system located in southern Missouri. MCN has issued a guaranty for the full amount of construction financing obtained by the partnership and one of the parties to the partnership is obligated to reimburse MCN for 50% of any payments made as a result of this guaranty. Borrowings outstanding under the construction loan totaled $29,000,000 at December 31, 1998.
   A subsidiary of MichCon and an unaffiliated corporation have formed a series of partnerships engaged in the construction and development of a residential community on the Detroit riverfront (Harbortown). One of the partnerships obtained $12,000,000 of tax-exempt financing due June 2004 through the Michigan State Housing Development Authority. Both partners and their parent corporations have issued guaranties for the full amount of this financing, and each parent corporation has agreed to reimburse the other for 50% of any payments made as a result of these guaranties.

B. ENVIRONMENTAL MATTERS
Prior to the construction of major natural gas pipelines, gas for heating and other uses was manufactured from processes involving coal, coke or oil. MCN owns, or previously owned, 17 such former manufactured gas plant (MGP) sites.
   During the mid-1980s, preliminary environmental investigations were conducted at these former MGP sites, and some contamination related to the by-products of gas manufacturing was discovered at each site. The existence of these sites and the results of the environmental investigations have been reported to the Michigan Department of Environmental Quality (MDEQ). None of these former MGP sites is on the National Priorities List prepared by the U.S. Environmental Protection Agency (EPA).
   MCN is involved in an administrative proceeding before the EPA regarding one of the former MGP sites. MCN has executed an order with the EPA, pursuant to which MCN is legally obligated to investigate and remediate the MGP site. MCN is remediating five of the former MGP sites and conducting more extensive investigations at four other former MGP sites. In 1998, MichCon completed the remediation of one of the former MGP sites, which was confirmed by the MDEQ. Additionally, the MDEQ has determined with respect to one other former MGP site that MichCon is not a responsible party for the purpose of assessing remediation expenditures.
   In 1984, MCN established an $11,700,000 reserve for environmental investigation and remediation. During 1993, MichCon received MPSC approval of a cost deferral and rate recovery mechanism for investigation and remediation costs incurred at former MGP sites in excess of this reserve.
   MCN employed outside consultants to evaluate remediation alternatives for these sites, to assist in estimating its potential liabilities and to review its archived insurance policies. The findings of these investigations indicate that the estimated total expenditures for investigation and remediation activities for these sites could range from $30,000,000 to $170,000,000 based on undis-counted 1995 costs. As a result of these studies, MCN accrued an additional liability and a corresponding regulatory asset of $35,000,000 during 1995.
   MCN notified more than 50 current and former insurance carriers of the environmental conditions at these former MGP sites. MCN concluded settlement negotiations with certain carriers in 1996 and 1997 and has received payments from several carriers. In October 1997, MCN filed suit against major nonsettling carriers seeking recovery of incurred costs and a declaratory judgment of the carriers' liability for future costs of environmental investigation and remediation costs at former MGP sites. Discovery is ongoing in the case, and a preliminary trial date has been scheduled for August 1999.
   During 1998, 1997 and 1996, MCN spent $1,649,000, $835,000 and $900,000, respectively, investigating and remediating these former MGP sites. At December 31, 1998, the reserve balance was $35,092,000, of which $92,000 was classified as current. Any significant change in assumptions, such as remediation techniques, nature and extent of contamination and regulatory requirements, could impact the estimate of remedial action costs for the sites and, therefore, have an effect on MCN's financial position and cash flows. However, management believes that insurance coverage and the cost deferral and rate recovery mechanism approved by the MPSC will prevent environmental costs from having a material adverse impact on MCN's results of operations.
   In 1998, MichCon received written notification from ANR Pipeline Company
(ANR), alleging that MichCon has responsibility for a portion of the costs associated with responding to environmental conditions present at a natural gas storage field in Michigan currently owned and operated by an affiliate of ANR. At least some portion of the natural gas storage field was formerly owned by MichCon. MichCon is evaluating ANR's allegations to determine whether and to what extent, if any, that it may have legal responsibility for these costs. Management does not believe that this matter will have a material impact on MCN's financial statements.

C. COMMITMENTS
In 1997, MCN's 50%-owned partnership, Washington 10 Storage Partnership (W-10), entered into a leveraged lease transaction to finance the conversion of a depleted natural gas reservoir into a 42 Bcf storage facility. The storage facility is expected to begin operations in mid-1999 and cost $160,000,000 to develop. MCN has entered into a contract with W-10 to market 100% of the capacity of the storage field through 2029. Under the terms of the marketing contract, MCN is obligated to generate sufficient revenues to cover W-10's lease payments and certain operating costs, which average approximately $16,000,000 annually. As of December 31, 1998, MCN had long-term contracts in place ranging from 1999-2016 for approximately 40% of the field's capacity effectively reducing its commitments under the marketing contract. A significant portion of the remaining capacity is expected to be contracted by MCN's Energy Marketing operations, thereby effectively enhancing its ability to offer a reliable gas supply during peak winter months.
   To ensure a reliable supply of natural gas at competitive prices, MCN has entered into long-term purchase and transportation contracts with various suppliers and producers. In general, purchase prices are under fixed price and volume contracts or formulas based on market prices. MCN has firm purchase commitments through 2001 for approximately 641 Bcf of gas, approximately 487 Bcf of which are Gas Distribution purchase commitments. MCN expects that sales will exceed its minimum purchase commitments. MCN has long-term transportation and storage contracts with various companies expiring on various dates through the year 2016. MCN is also committed to pay demand charges of approximately $105,286,000 during 1999 related to firm purchase and transportation agreements. Of this total, approximately $54,248,000 relates to Gas Distribution.
   Capital investments for 1999 are expected to approximate $750,000,000. Certain commitments have been made in connection with such capital investments.

D. OTHER
MCN is involved in certain legal and administrative proceedings before various courts and governmental agencies concerning claims arising in the ordinary course of business. Management cannot predict the final disposition of such proceedings, but believes that adequate provision has been made for probable losses. It is management's belief, after discussion with legal counsel, that the ultimate resolution of those proceedings still pending will not have a material adverse effect on MCN's financial statements.


14. RISK MANAGEMENT ACTIVITIES AND DERIVATIVE FINANCIAL INSTRUMENTS

MCN manages commodity price and interest rate risk through the use of various derivative instruments and predominantly limits the use of such instruments to hedging activities. If MCN did not use derivative instruments, its exposure to such risks would be higher. Although this strategy reduces risk, it also limits potential gains from favorable changes in commodity prices and interest rates. Derivative instruments also give rise to credit risks due to nonperformance by counterparties. MCN's control procedures are designed to minimize overall exposure to credit risk. MCN closely monitors the financial condition and credit ratings of counterparties, diversifies its risk by having a significant number of counterparties, and limits its counterparties to investment grade institutions. MCN generally requires cash collateral when exposure to each counterparty exceeds certain limits, and its agreements with each counterparty generally allow for the netting of positive and negative positions.
   Commodity price and interest rate risks are actively monitored by a risk control group to ensure compliance with MCN's risk management policies at both the corporate and subsidiary levels. These policies, including related risk limits, are regularly assessed to ensure their appropriateness given MCN's objectives, strategies and current market conditions. MCN closely monitors and manages its exposure to commodity price risk through a variety of risk management techniques. MCN's objective is to manage its exposure to commodity price risk to increase the likelihood of achieving targeted rates of return.
   Derivative instruments are reviewed periodically to ensure they continue to effectively reduce exposure to commodity price and interest rate risks, and, therefore, high correlation is maintained between changes in the fair value of derivative instruments and the underlying items or transactions being hedged. In the event that a derivative is no longer deemed effective or does not qualify for hedge accounting, the instruments are recorded as an asset or liability at fair value, with changes in fair value recorded to income.

A. COMMODITY PRICE HEDGING
Natural gas and oil futures, options and natural gas and oil swap agreements are used to manage Diversified Energy's exposure to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


the risk of market price fluctuations on gas sale and purchase contracts, gas and oil production and gas inventories. Changes in the market value of contracts that hedge gas supply transactions are deferred and included in inventory costs until the hedged transaction is completed, at which time the realized gain or loss is included in the cost of gas. Market value changes of contracts that hedge gas and oil sales transactions are also deferred and recorded as a deferred credit or deferred charge until the hedged transaction is completed, at which time the realized gain or loss is included as an adjustment to revenues. Unrealized gains and losses on derivative contracts that are terminated or sold continue to be deferred until such time as the initial hedged transactions are completed. In the instance when a hedged item no longer exists or is no longer probable of occurring, unrealized gains and losses would be included in income unless the derivative is redesignated to a similar transaction and qualifies for hedge accounting.
 The following assets and liabilities related to the use of gas and oil swap agreements are reflected in the Consolidated Statement of Financial Position at December 31.

--------------------------------------------------------------------------------
(in Thousands)                                         1998           1997
--------------------------------------------------------------------------------
Deferred Swap Losses and Receivables
  Unrealized losses                               $  48,700      $  34,736
  Receivables                                        25,864         16,683
                                                  ------------------------
                                                     74,564         51,419
  Less - Current portion                             11,417            396
                                                  ------------------------
                                                  $  63,147      $  51,023
--------------------------------------------------------------------------------
Deferred Swap Gains and Payables
  Unrealized gains                                $  24,126      $  15,005
  Payables                                           54,525         41,164
                                                  ------------------------
                                                     78,651         56,169
  Less - Current portion                             15,695         14,452
                                                  ------------------------
                                                  $  62,956      $  41,717
--------------------------------------------------------------------------------

   The following table of natural gas and oil swap agreements outstanding at December 31 is summarized by fixed or variable prices to be received. Notional amounts represent the volume of transactions valued at the fixed or variable price that MCN has contracted to obtain. Notional amounts do not represent the amounts exchanged by the parties to the swaps, and therefore do not reflect MCN's exposure to commodity price or credit risks.

--------------------------------------------------------------------------------
(in Thousands of Dollars)                              1998           1997
--------------------------------------------------------------------------------
Fixed Price Receiver
  Volumes (Bcf equivalent)                            280.9          447.5
  Notional value                                  $ 675,671      $ 994,159
  Latest maturity                                      2013           2013
--------------------------------------------------------------------------------
Variable Price Receiver
  Volumes (Bcf equivalent)                            364.0           39.5
  Notional value                                  $ 816,414      $  94,082
  Latest maturity                                      2006           2006
--------------------------------------------------------------------------------

   In addition, at December 31, 1998, MCN had futures contracts that permit settlement by delivery of the underlying commodity of 113.5 Bcf with unrealized gains of $4,699,000. Futures contracts of 73.3 Bcf with unrealized gains of $2,031,000 and 21.7 Bcf with unrealized losses of $10,120,000 were outstanding at December 31, 1997.
   Collateral in the form of cash totaling $13,990,000 was provided under hedging contracts at December 31, 1998.

B. TRADING ACTIVITIES
As discussed in Note 1b to the Consolidated Financial Statements, a special investigation of MCN's non-utility energy marketing operations identified certain unauthorized gas purchase and sale contracts that were entered into for trading purposes. The unauthorized transactions violate MCN's risk-management policy that requires all such activities to be reviewed and approved by a risk committee that reports regularly to the MCN Board of Directors. The purchase and sale contracts entered into in connection with trading activities run through March 2000 and are accounted for using the mark-to-market method, with unrealized gains and losses recorded as an adjustment to cost of gas.

C. INTEREST RATE HEDGING
In order to manage interest costs, MCN uses interest rate swap agreements to exchange fixed and variable rate interest payment obligations over the life of the agreements without exchange of the underlying principal amounts. Interest rate swaps are subject to market risk as interest rates fluctuate. The difference to be received or paid on these agreements is accrued and recorded as an adjustment to interest expense over the life of the agreements. The fair value of the swap agreements and changes in the fair value as a result of changes in market interest rates are not recognized in the financial statements. In the event of an interest rate swap termination, any associated gains and losses would be deferred and amortized as an adjustment to interest expense related to the debt over the remaining term of the original contract life of the terminated swap agreement. In the event of an early extinguishment of a designated debt obligation, derivative gains and losses would be included in income, unless the swap agreement is redesignated as a hedge of another outstanding debt obligation with similar characteristics and qualifies for hedge accounting.
   At December 31, 1998, MCN had interest rate swap agreements with notional principal amounts totaling $186,100,000 (Note 9) and a weighted average remaining life of 3.6 years. At December 31, 1997, the notional principal amount of outstanding interest rate swaps totaled $288,000,000. The notional principal amounts are used solely to calculate amounts to be paid or received under the interest rate swap agreements and approximate the principal amount of the underlying debt being hedged.


15. FAIR VALUE OF FINANCIAL AND OTHER SIMILAR INSTRUMENTS

MCN has estimated the fair value of its financial instruments using available market information and appropriate valuation methodologies. Considerable judgment is required in developing the estimates of the fair value of financial instruments and, therefore, the values are not necessarily indicative of the amounts that MCN could realize in a current market exchange. The carrying amounts of certain financial instruments, such as notes payable, customer deposits and notes receivable, are assumed to approximate fair value due to their short-term nature.
   The carrying amount and fair value of other financial instruments consist of the following:


--------------------------------------------------------------------------------
   (in Thousands)                                1998                       1997
                               Carrying     Estimated     Carrying     Estimated
                                 Amount    Fair Value       Amount    Fair Value
--------------------------------------------------------------------------------
Assets
Investment in debt
 and equity
  securities                $    69,705   $     69,705  $   97,521   $    97,521
Liabilities and
 Capitalization
Long-term debt,
 excluding capital
  lease obligations           1,301,823      1,358,371   1,204,862     1,251,883
Redeemable
 preferred securities           502,203        476,443     505,104       550,197
Derivative Financial
 and Other Similar
  Instruments (Note 14)
Natural gas & oil swaps
 with unrealized
  gains                          24,126         24,126      15,005        15,005
 with unrealized
  losses                         48,700         48,700      34,736        34,736
Natural gas & oil futures
 with unrealized
  gains                           4,699          4,699       2,031         2,031
 with unrealized
  losses                              -              -      10,120        10,120
Interest rate swaps
 with unrealized gains                           9,033                     5,006
 with unrealized losses                            696                       415
--------------------------------------------------------------------------------

The fair values are determined based on the following:

Investment in debt and equity securities - carrying amount approximates fair value taking into consideration interest rates available to MCN for investments with similar terms.

Long-term debt - interest rates available to MCN for issuance of debt with similar terms and remaining maturities.

Redeemable cumulative preferred securities - quoted market prices on the New York Stock Exchange and interest rates available to MCN for issuance of preferred securities with similar terms.

Natural gas and oil swaps and futures, and interest rate swaps- estimated amounts that MCN would receive or pay to terminate the swap agreements and futures, taking into account current gas and oil prices, interest rates and the creditworthiness of the counterparties.

Guaranties (Note 13a) - Management is unable to practicably estimate the fair value of the Southern Missouri, Genix and Harbortown guaranties due to the nature of the transactions.

   The fair value estimates presented herein are based on information available to management as of December 31, 1998 and 1997. Management is not aware of any subsequent factors that would significantly affect the estimated fair value amounts.


16. RETIREMENT BENEFITS AND TRUSTEED ASSETS

   In 1998, MCN adopted SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which standardizes the disclosure requirements for pensions and other postretirement benefits.

A. PENSION PLAN BENEFITS
Separate defined benefit retirement plans are maintained for union and nonunion employees. The plans are noncontributory, cover substantially all employees and generally provide for normal retirement at age 65, but with the option to retire earlier or later under certain conditions. The plans provide pension benefits that are based on each employee's compensation and years of credited service. Currently these plans meet the full funding limitations of the Internal Revenue Code. Accordingly, no contributions for the 1998, 1997 or 1996 plan years were made, and none is expected to be made for the 1999 plan year.
   Net pension credit for the years ended December 31 includes the following components:


----------------------------------------------------------------------
(in Thousands)                        1998         1997          1996
Service Cost                      $ 10,993    $  10,380     $  11,194
Interest Cost                       38,046       36,059        34,223
Expected Return on Plan Assets     (74,383)     (63,879)      (56,923)
Amortization of:
  Net gain                          (6,572)      (5,410)       (1,682)
  Prior service cost                 1,044         (149)         (156)
  Net transition asset              (5,023)      (5,080)       (5,040)
Special Termination Benefits         5,054            -             -
Settlements                         (7,300)      (3,266)            -
                                  ------------------------------------
Net Pension Credit                $(38,141)   $ (31,345)    $ (18,384)
----------------------------------------------------------------------

   The following table sets forth a reconciliation of the obligations, assets and funded status of the plans as well as the amounts recognized as prepaid pension cost in the Consolidated Statement of Financial Position:


----------------------------------------------------------------------
(in Thousands)                                      1998          1997
----------------------------------------------------------------------
Measurement Date                              October 31    October 31
Accumulated Benefit Obligation at
  the End of the Period                       $ 462,347     $  413,280
                                              ------------------------
Projected Benefit Obligation at
  the Beginning of the Period                 $ 489,779     $  450,912
Service Cost                                     10,993         10,380
Interest Cost                                    38,046         36,059
Plan Amendments                                  22,564              -
Actuarial Loss                                   45,879         26,357
Special Termination Benefits                      5,054              -
Settlements Due to Lump Sums                    (21,033)        (8,844)
Regular Benefits                                (28,782)       (25,085)
                                              ------------------------
Projected Benefit Obligation at
  the End of the Period                       $ 562,500     $  489,779
                                              ------------------------
Plan Assets at Fair Value at the
  Beginning of the Period                     $ 844,107     $  730,820
Actual Return on Plan Assets                    106,300        143,859
Settlements Due to Lump Sums                    (16,333)        (5,487)
Regular Benefits                                (28,782)       (25,085)
                                              ------------------------
Plan Assets at Fair Value
  at the End of the Period                    $ 905,292     $  844,107
                                              ------------------------
Funded Status of the Plans                    $ 342,792     $  354,328
Unrecognized
  Net gain                                     (221,245)      (244,405)
  Prior service cost                             19,448         (1,275)
  Net transition asset                          (29,220)       (35,014)
                                              ------------------------
Prepaid Pension Cost                          $ 111,775     $   73,634
                                              ------------------------

Prepaid Benefit Cost                          $ 114,275     $   75,921
Accrued Benefit Liability                        (2,500)        (2,287)
                                              ------------------------
Total Recognized                              $ 111,775     $   73,634
----------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   In determining the actuarial present value of the projected benefit obligation, the weighted average discount rate was 6.5%, 7.5% and 8% for 1998, 1997 and 1996, respectively. The rate of increase in future compensation levels used was 5% for 1998 and 1997. The expected long-term rate of return on plan assets, which are invested primarily in equity and fixed income securities, was 9.5% for 1998 and 9.25% for 1997 and 1996.
   In 1998, MichCon implemented an early retirement program under which approximately 6% of its workforce retired in 1998 with incentives. The program increased the projected benefit obligation and 1998 pension costs by $5,054,000.
   MCN also sponsors defined contribution retirement savings plans. Participation in one of these plans is available to substantially all union and nonunion employees. MCN matches employee contributions up to certain predefined limits based upon salary and years of credited service. The cost of these plans for continuing operations was $5,600,000 in 1998, $6,200,000 in 1997 and $6,100,000 in 1996.

B. OTHER POSTRETIREMENT BENEFITS
MCN provides certain healthcare and life insurance benefits for retired employees who may become eligible for these benefits if they reach retirement age while working for MCN. These benefits are being accounted for under SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," which requires the use of accrual accounting. Upon adoption of SFAS No. 106, MCN deferred its 1993 postretirement costs related to Gas Distribution in excess of claims paid until 1994, when new rates to recover such costs became effective.
   MCN's policy is to fund certain trusts to the extent its postretirement benefit costs are recognized in Gas Distribution rates. Separate qualified Voluntary Employees' Beneficiary Association (VEBA) trusts exist for union and nonunion employees. Funding to the VEBA trusts totaled $2,200,000, $6,700,000 and $41,918,000 in 1998, 1997 and 1996, respectively. The expected long-term rate of return on plan assets that are invested in life insurance policies, equity securities and fixed income securities, was 9.8% for 1998 and 9.1% for 1997 and 1996.
   Net postretirement cost for the years ended December 31 includes the following components:

---------------------------------------------------------------------
(in Thousands)                        1998       1997      1996
                                  -----------------------------------
Service Cost                      $  4,044  $   4,354       $   4,541
Interest Cost                       16,891     17,857          16,826
Expected Return on Plan Assets     (13,570)   (11,082)         (9,872)
Amortization of:
  Net gain                          (5,723)    (4,933)         (4,332)
  Net transition obligation         12,898     13,587          13,587
Special Termination Benefits         1,186          -               -
                                  -----------------------------------
Total Postretirement Cost           15,726     19,783          20,750
Regulatory Adjustment                   43      4,907           7,553
                                  -----------------------------------
Net Postretirement Cost           $ 15,769  $  24,690       $  28,303
---------------------------------------------------------------------

   The following table sets forth a reconciliation of the obligations, assets and funded status of the plans as well as the amounts recorded as accrued postretirement cost in the Consolidated Statement of Financial Position:

------------------------------------------------------------------------
(in Thousands)                                      1998            1997
Measurement Date                              October 31      October 31
Accumulated Postretirement Benefit
  Obligation at the Beginning of the Period$     229,337       $ 223,214
Service Cost                                       4,044           4,354
Interest Cost                                     16,891          17,857
Plan Amendments                                   (8,269)              -
Actuarial (Gain) Loss                             24,660          (4,561)
Special Termination Benefits                       1,186               -
Benefits Paid                                    (11,702)        (11,527)
                                               -------------------------
Accumulated Postretirement Benefit
  Obligation at the End of the Period          $ 256,147       $ 229,337
                                               -------------------------
Plan Assets at Fair Value at the
  Beginning of the Period                      $ 152,405       $ 126,716
Actual Return on Plan Assets                      25,848          26,251
Company Contributions                              6,700           7,200
Regular Benefits                                 (10,674)         (7,762)
                                               -------------------------
Plan Assets at Fair Value at
  the End of the Period                        $ 174,279       $ 152,405
                                               -------------------------
Funded Status of the Plan                      $ (81,868)      $ (76,932)
Unrecognized
  Net gain                                      (116,959)       (125,827)
  Net transition obligation                      190,776         203,674
Contributions Made After
  Measurement Date                                2,200            6,700
Regular Benefits Made After
  Measurement Date                               (11,720)         (1,007)
                                               -------------------------
Accrued Postretirement Asset (Liability)       $ (17,571)      $   6,608
------------------------------------------------------------------------

   The rate at which healthcare costs are assumed to increase is the most significant factor in estimating MCN's postretirement benefit obligation. MCN used a rate of 6% for 1999, and a rate that gradually declines each year until it stabilizes at 5% in 2003. A one percentage point increase in the assumed rates would increase the accumulated postretirement benefit obligation at December 31, 1998 by $33,046,000 (13%) and increase the sum of the service and interest rate cost by $3,057,000 (15%) for the year then ended. A one percentage point decrease in the assumed rates would decrease the accumulated postretirement benefit obligation at December 31, 1998 by $28,926,000 (11%) and decrease the sum of the service and interest rate cost by $2,626,000 (13%) for the year then ended.
   The discount rate used in determining the accumulated postretirement benefit obligation was 6.5%, 7.5% and 8% for 1998, 1997 and 1996, respectively.
   In 1998, MichCon implemented an early retirement program under which approximately 6% of its workforce retired in 1998 with incentives. The program increased the postretirement benefit obligation and 1998 postretirement costs by $1,186,000.

C. GRANTOR TRUST
MichCon has established a Grantor Trust and contributed $28,200,000 in 1998 and $31,300,000 in 1997 to the trust, which invested such proceeds in life insurance contracts and income securities. By funding the Grantor Trust and VEBA trusts (Note 16b), MichCon is complying with MPSC directives that it fund various trusts to the extent its postretirement benefit costs are recognized in Gas Distribution rates. Employees and retirees have no right, title or interest in the assets of the Grantor Trust and MichCon can revoke the trust subject to providing the MPSC with prior notification.

17. SUMMARY OF INCOME TAXES

MCN files a consolidated federal income tax return. The income tax provisions or benefits of MCN's subsidiaries are determined on an individual company basis. The subsidiaries record income tax payable to or receivable from MCN resulting from the inclusion of its taxable income or loss in MCN's consolidated tax return.

--------------------------------------------------------------------
(in Thousands)                        1998         1997         1996
                             ---------------------------------------
Effective Federal Income Tax Rate    (59.6)%       35.5%        34.1%
--------------------------------------------------------------------
Income Taxes Consist of:
  Current                         $ 12,454    $  31,097       37,229
  Deferred, net                    (28,314)      28,256       14,445
  Tax credits, net                  (3,640)      (1,973)      (1,878)
                                  ----------------------------------
                                  $(19,500)   $  57,380    $  49,796
                                  ----------------------------------
Reconciliation Between Statutory
  and Actual Income Taxes
Statutory Federal Income
  Taxes at a Rate of 35%          $(11,612)   $  56,158    $  50,309
Adjustments to Federal Taxes
  Book over tax depreciation         1,071        5,301        6,367
  Adjustments to taxes provided in
   prior periods                      (406)      (1,405)      (4,433)
  Stock-related benefits            (1,095)           -            -
  Tax credits                       (3,640)      (1,973)      (1,878)
  Allowance for funds used
   during construction              (1,900)      (1,105)        (245)
  Undistributed foreign earnings    (1,244)           -            -

  Other, net                          (674)         404         (324)
                                  ----------------------------------
                                  $(19,500)   $  57,380    $  49,796
--------------------------------------------------------------------

   No provision has been made for federal, state or foreign income taxes in 1998 related to approximately $3,553,000 of undistributed earnings of foreign subsidiaries that are intended to be permanently reinvested. There were no undistributed earnings of foreign subsidiaries in 1997 and 1996.
   Deferred tax assets and liabilities are recognized for the estimated future tax effect of temporary differences between the tax basis of assets or liabilities and the reported amounts in the financial statements. Deferred tax assets and liabilities are classified as current or noncurrent according to the classification of the related assets or liabilities. The alternative minimum tax credits may be carried forward indefinitely.

   The tax effect of temporary differences that gave rise to MCN's deferred tax assets and liabilities consisted of the following:

------------------------------------------------------------------------------
(in Thousands)                                            1998           1997
------------------------------------------------------------------------------
Deferred Tax Assets
  Alternative minimum tax credit carryforward        $  71,519      $  60,121
  Vacation and other benefits                           17,745         20,846
  Postretirement benefits                                6,287              -
  Uncollectibles                                         3,234          4,771
  Restructuring charges                                  5,915              -
  Other                                                 20,257         11,985
                                                    --------------------------
                                                       124,957          97,723
------------------------------------------------------------------------------
Deferred Tax Liabilities
  Depreciation and other property-related
   basis differences, net                               12,978         200,216
  Pensions                                              36,751          24,027
  Property taxes                                        13,072          12,931
  Gas cost recovery undercollection                         57           4,502
  Postretirement benefits                                    -           2,768
  Other                                                 20,959          18,432
                                                     -------------------------
                                                        83,817         262,876
                                                     -------------------------
Net Deferred Tax Asset (Liability)                      41,140        (165,153)
Less: Net Deferred Tax Liability-Current                (9,407)        (11,994)
                                                     -------------------------
Net Deferred Tax Asset (Liability)-Noncurrent        $  50,547      $ (153,159)
------------------------------------------------------------------------------

18. SEGMENT INFORMATION

In 1998, MCN adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which requires the reporting of business segments based on the organizational structure used by management to assess performance and make resource allocation decisions.

MCN is a diversified energy holding company with natural gas markets and investments primarily in North America. MCN is organized into two business groups, Diversified Energy and Gas Distribution. The groups operate four major business segments as described in the Summary of Significant Accounting Policies
- Company Description (Note 1a).
   Information as to MCN's segments is set forth in the following tables. The segments were determined based on the nature of their products and services and how management reviews operating results. MCN evaluates segment performance based on several factors, of which the primary measure is net income or loss. Inter-segment sales are based on long-term fixed-price or index-price contracts.



                                                            Diversified Energy
                                           ---------------------------------------------------------
                                             Pipelines &    Electric        Energy      Corporate &
(in Thousands)                               Processing     Power        Marketing         Other (a)
----------------------------------------------------------------------------------------------------

1998
Revenues From Unaffiliated Customers       $    20,856    $    52,062    $   767,068    $        --
Revenues From Affiliated Customers                 345         (4,931)       105,543             --
                                           --------------------------------------------------------
  Total operating revenues                      21,201         47,131        872,611             --
                                           --------------------------------------------------------
Depreciation, Depletion and Amortization         1,705            208          1,229          1,998

Operating Income (Loss)                       (146,264)        (5,021)        (5,987)       (19,162)
Equity in Earnings of Joint Ventures            29,987         28,546          2,401            308
                                           --------------------------------------------------------
  Operating and joint venture
   income (loss)                              (116,277)        23,525         (3,586)       (18,854)
                                           --------------------------------------------------------
Interest Income                                  1,001            944          1,676         53,100
Interest Expense (b)                           (14,382)        (2,021)        (5,726)       (51,813)
Income Taxes                                   (46,893)         8,212           (510)       (13,309)
Net Income (Loss)                              (82,240)        19,271         (1,037)       (21,405)

Total Assets                                   575,969        300,529        386,917         72,388
Investments In and Advances
  to Joint Ventures                            521,711        231,668         29,435         18,939
Capital Expenditures                           113,229          1,602          2,596          6,966
Capital Investments                            333,128         88,209          3,355          7,092
Significant Noncash Items:
  Property write-downs and restructuring
   charges (Notes 2 & 3)                      (137,681)        (2,470)            --        (10,390)
  Investment loss (Note 2)                          --             --             --             --
  Discontinued operations                           --             --             --             --
---------------------------------------------------------------------------------------------------

                                                          Discontinued
                                                     Gas   Operations     Eliminations    Consolidated
                                            Distribution   (Note 4)            & Other           Total
                                           -----------------------------------------------------------


Revenues From Unaffiliated Customers       $ 1,040,208    $        --    $        --       $ 1,880,194
Revenues From Affiliated Customers              11,566             --       (112,523)               --
                                           -----------------------------------------------------------
  Total operating revenues                   1,051,774             --       (112,523)        1,880,194
                                           -----------------------------------------------------------

Depreciation, Depletion and Amortization        93,774             --             --            98,914

Operating Income (Loss)                        158,537             --             --           (17,897)
Equity in Earnings of Joint Ventures               983             --             --            62,225
                                           -----------------------------------------------------------
  Operating and joint venture
   income (loss)                               159,520             --             --            44,328
                                           -----------------------------------------------------------
Interest Income                                  5,716             --        (51,970)           10,467
Interest Expense (b)                           (57,477)            --         51,970           (79,449)
Income Taxes                                    33,000             --             --           (19,500)
Net Income (Loss)                               71,734       (272,791)            --          (286,468)

Total Assets                                 2,116,173        988,201        (47,279)        4,392,898
Investments In and Advances
  to Joint Ventures                              1,478             --             --           803,231
Capital Expenditures                           157,952        200,430             --           482,775
Capital Investments                            158,716        200,430             --           790,930
Significant Noncash Items:
  Property write-downs and restructuring
   charges (Notes 2 & 3)                       (24,800)            --             --          (175,341)
  Investment loss (Note 2)                      (8,500)            --             --            (8,500)
  Discontinued operations                           --       (423,112)            --          (423,112)
------------------------------------------------------------------------------------------------------



                                                                 Diversified Energy
                                           --------------------------------------------------------
                                            Pipelines &      Electric         Energy    Corporate &
(in Thousands)                              Processing          Power      Marketing       Other(a)
                                           --------------------------------------------------------
1997
Revenues From Unaffiliated Customers       $     6,971    $    56,528    $   743,793      $      --
Revenues From Affiliated Customers                 397         (4,724)        92,921             --
                                           --------------------------------------------------------
  Total operating revenues                       7,368         51,804        836,714             --
                                           --------------------------------------------------------
Depreciation, Depletion and Amortization         1,153            (22)           915          1,220

Operating Income (Loss)                            585          5,377         (7,414)        (4,433)
Equity in Earnings of Joint Ventures            28,551         12,653          5,182            139
                                           --------------------------------------------------------
  Operating and joint venture income            29,136         18,030         (2,232)        (4,294)
                                           --------------------------------------------------------
Interest Income                                    109            278          2,332         37,202
Interest Expense (b)                            (8,436)          (165)        (4,920)       (30,585)
Income Taxes                                     8,721          6,341         (1,180)        (3,638)
Net Income (Loss)                               17,070         12,409         (1,308)        (6,186)

Total Assets                                   391,550        208,421        313,669         97,819

Investments In and Advances
         to Joint Ventures                     323,597        180,127         25,159         19,252
Capital Expenditures                            19,491          4,823            663          4,951
Capital Investments                            171,735        243,231          3,893          5,425
---------------------------------------------------------------------------------------------------







                                                            Discontinued
                                                   Gas        Operations  Eliminations    Consolidated
1997                                      Distribution          (Note 4)       & Other           Total
                                          ------------------------------------------------------------
Revenues From Unaffiliated Customers       $ 1,256,542            $ -     $      --        $ 2,063,834
Revenues From Affiliated Customers              14,744             --      (103,338)                --
                                          ------------------------------------------------------------
  Total operating revenues                   1,271,286             --      (103,338)         2,063,834
                                          ------------------------------------------------------------
Depreciation, Depletion and Amortization       104,437             --            --            107,703

Operating Income (Loss)                        176,820             --            --            170,935
Equity in Earnings of Joint Ventures             2,534             --            --             49,059
                                          ------------------------------------------------------------
  Operating and joint venture income           179,354             --            --            219,994
                                          ------------------------------------------------------------
Interest Income                                  4,735             --       (33,650)            11,006
Interest Expense (b)                           (54,525)            --        33,650            (64,981)
Income Taxes                                    47,136             --            --             57,380
Net Income (Loss)                               81,085         30,159            --            133,229

Total Assets                                 2,167,637      1,237,813       (85,972)         4,330,937

Investments In and Advances
         to Joint Ventures                       8,841             --            --            556,976
Capital Expenditures                           157,732        374,997            --            562,657
Capital Investments                            160,329        374,997            --            959,610
------------------------------------------------------------------------------------------------------

                                                     Diversified Energy
-----------------------------------------------------------------------------------------------------
                                            Pipelines &   Electric         Energy         Corporate &
(in Thousands)                               Processing      Power      Marketing           Other (a)
-----------------------------------------------------------------------------------------------------
1996
Revenues From Unaffiliated Customers       $    5,928    $   46,802    $  589,036          $       --
Revenues From Affiliated Customers                441        (4,660)       84,126                  --
                                           ----------------------------------------------------------
  Total operating revenues                      6,369        42,142       673,162                  --
                                           ----------------------------------------------------------
Depreciation, Depletion and Amortization          944           (90)          916                 938

Operating Income (Loss)                           134         4,823         5,142              (2,525)

Equity in Earnings (Loss)
  of Joint Ventures                            10,590          (211)        4,208               2,026
                                           ----------------------------------------------------------
  Operating and joint
   venture income (loss)                       10,724         4,612         9,350                (499)
                                           ----------------------------------------------------------

Interest Income                                   189            82           946              20,043
Interest Expense (b)                           (6,089)           --        (3,426)            (16,801)
Income Taxes                                    4,055         1,687         2,375              (1,058)
Net Income (Loss)                               7,117         3,159         5,574              (3,303)
Total Assets                                  220,943        47,611       310,732              40,714

Investments In and Advances
  to Joint Ventures                           177,026        27,233        34,408              20,046
Capital Expenditures                            6,865         2,086         1,114               2,987
Capital Investments                           157,663        19,641         1,364               2,997
-----------------------------------------------------------------------------------------------------

                                                       Discontinued
                                                  Gas   Operations    Eliminations       Consolidated
(in Thousands)                           Distribution     (Note 4)       & Other                Total
-----------------------------------------------------------------------------------------------------
1996
Revenues From Unaffiliated Customers       $1,261,712    $       --    $       --          $1,903,478
Revenues From Affiliated Customers             14,542            --       (94,449)                  -
                                           ----------------------------------------------------------
  Total operating revenues                  1,276,254            --       (94,449)          1,903,478
                                           ----------------------------------------------------------
Depreciation, Depletion and Amortization       98,814            --            --             101,522

Operating Income (Loss)                       170,484            --            --             178,058

Equity in Earnings (Loss)
  of Joint Ventures                             1,254            --            --              17,867
                                           ----------------------------------------------------------
  Operating and joint
   venture income (loss)                      171,738            --            --             195,925
                                           ----------------------------------------------------------

Interest Income                                 3,967            --       (18,200)              7,027
Interest Expense (b)                          (48,847)           --        18,200             (56,963)
Income Taxes                                   42,737            --            --              49,796
Net Income (Loss)                              81,396        56,397            --             150,340
Total Assets                                2,086,325       963,273       (36,194)          3,633,404

Investments In and Advances
  to Joint Ventures                             6,675            --            --             265,388
Capital Expenditures                          215,317       388,719            --             617,088
Capital Investments                           220,393       388,690            --             790,748
-----------------------------------------------------------------------------------------------------

(a) Corporate & Other includes administrative and financing expenses associated with corporate activities as well as development and management activities of real estate partnerships.

(b) Interest expense is allocated from Corporate & Other to each Diversified Energy segment based on an imputed debt structure reflective of the segments' related industry, except for interest allocated to discontinued operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. QUARTERLY OPERATING RESULTS (UNAUDITED)

Due to the seasonal nature of MCN's Gas Distribution operations, revenues, net income and earnings per share tend to be higher in the first and fourth quarters of the calendar year. Quarterly earnings per share may not total for the years, since quarterly computations are based on weighted average common shares outstanding during each quarter. There were 21,858 and 22,160 holders of record of MCN common shares at December 31, 1998 and 1997, respectively.

Subsequent to the issuance of the December 31, 1998 financial statements, MCN management determined that certain transactions were improperly recorded. Certain amounts have been restated primarily to record cost of gas expense, including trading losses, in the appropriate accounting periods as described in
Note 1b. The effects of this restatement on each of the quarterly periods in the years ended December 31, 1998 and 1997 are presented below.

----------------------------------------------------------------------------------------------------------------------------------
                                                            First            Second         Third         Fourth
(in Thousands of Dollars - Except Per Share Amounts)       Quarter           Quarter       Quarter        Quarter         Year
----------------------------------------------------------------------------------------------------------------------------------
                                                      ----------------------------As Restated, Note 1b----------------------------
1998
Operating Revenues                                     $      658,584  $       367,740  $    316,301   $   537,569    $  1,880,194
Operating Income (Loss):
  Before unusual charges                               $      107,893  $        13,883  $     (6,883)  $    42,551    $    157,444
  Unusual charges                                                  --               --      (175,341)           --        (175,341)
                                                      ----------------------------------------------------------------------------
                                                       $      107,893  $        13,883  $   (182,224)  $    42,551    $    (17,897)
                                                      ----------------------------------------------------------------------------
Operating and Joint Venture Income (Loss):
  Before unusual charges                               $      124,654  $        25,720  $     11,080   $    58,215    $    219,669
  Unusual charges                                                  --               --      (175,341)           --        (175,341)
                                                      ----------------------------------------------------------------------------
                                                       $      124,654  $        25,720  $   (164,261)  $    58,215    $     44,328
                                                      ----------------------------------------------------------------------------
Net Income (Loss)
  Continuing operations, before unusual charges        $       76,940  $         4,509  $     (5,508)  $    24,958    $    100,899
  Unusual charges                                                  --               --      (114,576)           --        (114,576)
  Discontinued operations                                       1,942         (217,132)      (56,640)         (961)       (272,791)
                                                      ----------------------------------------------------------------------------
                                                       $       78,882  $      (212,623) $   (176,724)  $    23,997    $   (286,468)
                                                      ----------------------------------------------------------------------------
Basic Earnings (Loss) Per Share:
  Continuing operations, before unusual charges        $          .98  $           .06  $       (.07)  $       .32    $       1.28
  Unusual charges                                                  --               --         (1.45)           --           (1.45)
  Discontinued operations                                         .03            (2.76)         (.72)         (.01)          (3.46)
                                                      ----------------------------------------------------------------------------
                                                       $         1.01  $         (2.70) $      (2.24)  $       .31    $      (3.63)
                                                      ----------------------------------------------------------------------------
Diluted Earnings (Loss) Per Share:
  Continuing operations, before unusual charges        $          .93  $           .06  $       (.07)  $       .31    $       1.28
  Unusual charges                                                  --               --         (1.45)           --           (1.45)
  Discontinued operations                                         .02            (2.76)         (.72)         (.01)          (3.46)
                                                      ----------------------------------------------------------------------------
                                                       $          .95  $         (2.70) $      (2.24)  $       .30    $      (3.63)
                                                      ----------------------------------------------------------------------------
Dividends Paid Per Share                               $        .2550  $         .2550  $      .2550   $     .2550    $     1.0200
Average Daily Trading Volume                                  195,997          328,005       530,228       395,530         364,558
Price Per Share:
  High                                                 $      39.8750  $       39.8750  $    26.8125   $   20.8125    $    39.8750
  Low                                                  $      36.2500  $       24.7500  $    16.4375   $   16.8125    $    16.4375
  Close                                                $      37.3750  $       25.0000  $    17.0625   $   19.0625    $    19.0625
----------------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------------
                                                            First            Second         Third         Fourth
(in Thousands of Dollars - Except Per Share Amounts)       Quarter           Quarter       Quarter        Quarter         Year
----------------------------------------------------------------------------------------------------------------------------------
                                                      ----------------------------As Previously Reported, Note 1b-----------------
1998
Operating Revenues                                     $      658,584  $       367,740  $    316,301   $   537,569    $  1,880,194
Operating Income (Loss):
  Before unusual charges                               $      110,397  $        17,764  $     (7,540)  $    48,380    $    169,001
  Unusual charges                                                  --               --      (175,341)           --        (175,341)
                                                      ----------------------------------------------------------------------------
                                                       $      110,397  $        17,764  $   (182,881)  $    48,380    $    (6,340)
                                                      ----------------------------------------------------------------------------
Operating and Joint Venture Income (Loss):
  Before unusual charges                               $      127,158  $        29,601  $     10,423   $    64,044    $    231,226
  Unusual charges                                                  --               --      (175,341)           --        (175,341)
                                                      ----------------------------------------------------------------------------
                                                       $      127,158  $        29,601  $   (164,918)  $    64,044    $     55,885
                                                      ----------------------------------------------------------------------------
Net Income (Loss)
  Continuing operations, before unusual charges        $       78,568  $         7,032  $     (5,935)  $    28,747    $    108,412
  Unusual charges                                                  --               --      (114,576)           --        (114,576)
  Discontinued operations                                       1,942         (217,132)      (56,640)         (961)       (272,791)
                                                      ----------------------------------------------------------------------------
                                                       $       80,510  $      (210,100) $   (177,151)  $    27,786    $   (278,955)
                                                      ----------------------------------------------------------------------------
Basic Earnings (Loss) Per Share:
  Continuing operations, before unusual charges        $         1.00  $           .09  $       (.07)  $       .36    $       1.38
  Unusual charges                                                  --               --         (1.45)           --           (1.46)
  Discontinued operations                                         .03            (2.76)         (.72)         (.01)          (3.46)
                                                      ----------------------------------------------------------------------------
                                                       $         1.03  $         (2.67) $      (2.24)  $       .35    $      (3.54)
                                                      ----------------------------------------------------------------------------
Diluted Earnings (Loss) Per Share:
  Continuing operations, before unusual charges        $          .95  $           .09  $       (.07)  $       .36    $       1.38
  Unusual charges                                                  --               --         (1.45)           --           (1.46)
  Discontinued operations                                         .02            (2.76)         (.72)         (.01)          (3.46)
                                                      ----------------------------------------------------------------------------
                                                       $          .97  $         (2.67) $      (2.24)  $       .35    $      (3.54)
                                                      ----------------------------------------------------------------------------
Dividends Paid Per Share                               $        .2550  $         .2550  $      .2550   $     .2550    $     1.0200
Average Daily Trading Volume                                  195,997          328,005       530,228       395,530         364,558
Price Per Share:
  High                                                 $      39.8750  $       39.8750  $    26.8125   $   20.8125    $    39.8750
  Low                                                  $      36.2500  $       24.7500  $    16.4375   $   16.8125    $    16.4375
  Close                                                $      37.3750  $       25.0000  $    17.0625   $   19.0625    $    19.0625







----------------------------------------------------------------------------------------------------------------------------------
                                                            First            Second         Third         Fourth
(in Thousands of Dollars - Except Per Share Amounts)       Quarter           Quarter       Quarter        Quarter         Year
----------------------------------------------------------------------------------------------------------------------------------

                                                       -----------------------As Restated, Note lb--------------------------------
1997
Operating Revenues                                     $      753,728  $       350,807  $    287,508   $   671,791    $  2,063,834
Operating Income (Loss)                                $      109,639  $        11,593  $    (13,449)  $    63,152    $    170,935
Operating and Joint Venture Income                     $      119,300  $        22,063  $      2,275   $    76,356    $    219,994
Net Income (Loss):
  Continuing operations                                $       69,885  $         1,366  $     (7,895)  $    39,714    $    103,070
  Discontinued operations                                      10,034            5,815         9,137         5,173          30,159
                                                      ----------------------------------------------------------------------------
                                                       $       79,919  $         7,181  $      1,242   $    44,887    $    133,229
                                                      ----------------------------------------------------------------------------
Basic Earnings (Loss) Per Share:
  Continuing operations                                $         1.03  $           .02  $       (.10)  $       .51    $       1.41
  Discontinued operations                                         .15              .08           .12           .06             .41
                                                      ----------------------------------------------------------------------------
                                                       $         1.18  $           .10  $        .02   $       .57    $       1.82
                                                      ----------------------------------------------------------------------------
Diluted Earnings (Loss) Per Share:
  Continuing operations                                $         1.01  $           .02  $       (.10)  $       .49    $       1.39
  Discontinued operations                                         .15              .08           .12           .06             .40
                                                      ----------------------------------------------------------------------------
                                                       $         1.16  $           .10  $        .02   $       .55    $       1.79
                                                      ----------------------------------------------------------------------------
Dividends Paid Per Share                               $        .2425  $         .2425  $      .2425   $     .2550    $      .9825
Average Daily Trading Volume                                  102,659          153,859       159,057       149,650         141,765
Price Per Share:
  High                                                 $      32.6250  $       30.8125  $    33.0000   $   40.5000    $    40.5000
  Low                                                  $      28.1250  $       27.3750  $    30.3750   $   32.0000    $    27.3750
  Close                                                $      28.1250  $       30.6250  $    32.0000   $   40.3750    $    40.3750
----------------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------------
                                                            First            Second         Third         Fourth
(in Thousands of Dollars - Except Per Share Amounts)       Quarter           Quarter       Quarter        Quarter         Year
----------------------------------------------------------------------------------------------------------------------------------
                                                       ----------------------------As Previously Reported, Note 1b----------------

1997
Operating Revenues                                     $      753,728  $       350,807  $    287,508   $   671,791    $  2,063,834
Operating Income (Loss)                                $      112,485  $        14,508  $    (13,485)  $    71,390    $    184,898
Operating and Joint Venture Income                     $      122,146  $        24,978  $      2,239   $    84,594    $    233,957
Net Income (Loss):
  Continuing operations                                $       71,735  $         3,261  $     (7,918)  $    45,069    $    112,147
  Discontinued operations                                      10,034            5,815         9,137         5,173          30,159
                                                       ---------------------------------------------------------------------------
                                                       $       81,769  $         9,076  $      1,219   $    50,242    $    142,306
                                                       ---------------------------------------------------------------------------


Basic Earnings (Loss) Per Share:
  Continuing operations                                $         1.06  $           .05  $       (.10)  $       .58    $       1.54
  Discontinued operations                                         .15              .08           .12           .06             .41
                                                       ---------------------------------------------------------------------------
                                                       $         1.21  $           .13  $        .02   $       .64    $       1.95
                                                       ---------------------------------------------------------------------------

Diluted Earnings (Loss) Per Share:
  Continued operations                                 $         1.04  $           .05  $       (.10)  $       .56    $       1.51
  Discontinued operations                              $          .15              .08  $        .12           .06             .40
                                                       ---------------------------------------------------------------------------
                                                       $         1.19  $           .13  $        .02   $       .62    $       1.91
                                                       ---------------------------------------------------------------------------
Dividends Paid Per Share                               $        .2425  $         .2425         .2425         .2550           .9825
Average Daily Trading Volume                                  102,659          153,859       159,057       149,650         141,765
Price Per Share:
  High                                                 $      32.6250  $       30.8125  $    33.0000   $   40.5000    $    40.5000
  Low                                                  $      28.1250  $       27.3750  $    30.3750   $   32.0000    $    27.3750
  Close                                                $      28.1250  $       30.6250  $    32.0000   $   40.3750    $    40.3750

20. CONSOLIDATING FINANCIAL STATEMENTS

Debt securities issued by MCNIC are subject to a support agreement between MCN and MCNIC, under which MCN has committed to make payments of interest and principal on MCNIC's securities in the event of failure to pay by MCNIC. Restrictions in the support agreement prohibit recourse on the part of MCNIC's investors against the stock and assets of MichCon. Under the terms of the support agreement, the assets of MCN, other than MichCon, and the cash dividends paid to MCN by any of its subsidiaries are available as recourse to holders of MCNIC's securities. The carrying value of MCN's assets on an unconsolidated basis, primarily investments in its subsidiaries other than MichCon, is $970,072,000 at December 31, 1998.
    The following MCN consolidating financial statements are presented and include separately MCNIC, MichCon and MCN and other subsidiaries. MCN has determined that separate financial statements and other disclosures concerning MCNIC are not material to investors. The other MCN subsidiaries represent Citizens Gas Fuel Company, MCN Michigan Limited Partnership, MCN Financing I, MCN Financing III, MCN Financing V, MCN Financing VI, MichCon Enterprises, Inc. and Blue Lake Holdings, Inc. until its sale on December 31, 1997.


-----------------------------------------------------------------------------------------------------------------------------
CONSOLIDATING STATEMENT OF FINANCIAL POSITION                  MCN                                Eliminations
December 31, 1998                                        and Other                                         and   Consolidated
(in Thousands)                                        Subsidiaries         MCNIC       MichCon       Reclasses          Total
-----------------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents, at cost                   $     1,400    $     9,036   $     6,603    $      --      $    17,039
  Accounts receivable                                       10,039        265,312       151,746        (17,312)       409,785
   Less - Allowance for doubtful accounts                       84            653         8,928           --            9,665
                                                       ----------------------------------------------------------------------
   Accounts receivable, net                                  9,955        264,659       142,818        (17,312)       400,120
  Accrued unbilled revenues                                  1,121           --          86,767           --           87,888
  Gas in inventory                                            --           90,418        56,969           --          147,387
  Property taxes assessed applicable to
    future periods                                             214          1,172        71,165           --           72,551
  Other                                                      5,143         11,872        30,169         (4,712)        42,472
                                                       ----------------------------------------------------------------------
                                                            17,833        377,157       394,491        (22,024)       767,457
                                                       ----------------------------------------------------------------------
DEFERRED CHARGES AND OTHER ASSETS
  Deferred income taxes                                      3,305        128,807          --          (81,565)        50,547
  Investments in debt and equity securities                   --            3,548        65,556            601         69,705
  Deferred swap losses and receivables                        --           63,147          --             --           63,147
  Deferred environmental costs                               2,604           --          28,169           --           30,773
  Prepaid benefit costs                                       --             --         113,879         (2,104)       111,775
  Other                                                      9,401         26,870        59,007          3,662         98,940
                                                       ----------------------------------------------------------------------
                                                            15,310        222,372       266,611        (79,406)       424,887
                                                       ----------------------------------------------------------------------
INVESTMENTS IN AND ADVANCES TO JOINT VENTURES
  AND SUBSIDIARIES                                       1,550,770        782,471        19,343     (1,549,353)       803,231
                                                       ----------------------------------------------------------------------

PROPERTY, PLANT AND EQUIPMENT, AT COST                      48,681      1,103,716     2,889,020           --        4,041,417
  Less - Accumulated depreciation and depletion             17,210        229,944     1,396,940           --        1,644,094
                                                       ----------------------------------------------------------------------
                                                            31,471        873,772     1,492,080           --        2,397,323
                                                       ----------------------------------------------------------------------
                                                       $ 1,615,384    $ 2,255,772   $ 2,172,525    $(1,650,783)   $ 4,392,898
-----------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES
  Accounts payable                                     $     4,123    $   218,851        98,891    $   (17,516)   $   304,349
  Notes payable                                            260,771        137,762       221,169           (851)       618,851
  Current portion of long-term debt and capital
    lease obligations                                         --          211,433        58,288           --          269,721
  Federal income, property and other taxes payable           1,441          6,965        61,059           --           69,465
  Deferred gas cost recovery revenues                         --             --          14,980           --           14,980
  Gas payable                                                 --           17,332        25,337           --           42,669
  Customer deposits                                             22           --          18,769           --           18,791
  Other                                                     18,337         25,276        67,222         (2,525)       108,310
                                                       ----------------------------------------------------------------------
                                                           284,694        617,619       565,715        (20,892)     1,447,136
                                                       ----------------------------------------------------------------------
DEFERRED CREDITS AND OTHER LIABILITIES
  Deferred income taxes                                    (10,308)          --          88,567        (78,259)          --
  Unamortized investment tax credit                            272           --          29,784           --           30,056
  Tax benefits amortizable to customers                       --             --         130,120           --          130,120
  Deferred swap gains and payables                            --           62,956          --             --           62,956
  Accrued environmental costs                                3,000           --          32,000           --           35,000
  Minority interest                                           --            2,697         8,201           --           10,898
  Other                                                     10,435         15,741        51,460         (2,197)        75,439
                                                       ----------------------------------------------------------------------
                                                             3,399         81,394       340,132        (80,456)       344,469
                                                       ----------------------------------------------------------------------
CAPITALIZATION
  Long-term debt, including capital lease obligations         --          687,333       619,835           --        1,307,168
  Redeemable preferred securities of subsidiaries          502,203           --            --             --          502,203
  Common shareholders' equity                              825,088        869,426       646,843     (1,549,435)       791,922
                                                       ----------------------------------------------------------------------
                                                         1,327,291      1,556,759     1,266,678     (1,549,435)     2,601,293
                                                       ----------------------------------------------------------------------
                                                       $ 1,615,384    $ 2,255,772   $ 2,172,525    $(1,650,783)   $ 4,392,898
-----------------------------------------------------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATING STATEMENT OF FINANCIAL POSITION                       MCN                              Eliminations
December 31, 1997                                             and Other                                       and   Consolidated
(in Thousands)                                             Subsidiaries      MCNIC        MichCon       Reclasses          Total
--------------------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents, at cost                      $        23    $    25,119   $    14,353    $      --      $    39,495
  Accounts receivable                                          15,525        242,343       210,677        (46,910)       421,635
   Less - Allowance for doubtful accounts                          75            621        15,015           --           15,711
                                                          ----------------------------------------------------------------------
  Accounts receivable, net                                     15,450        241,722       195,662        (46,910)       405,924
  Accrued unbilled revenue                                      1,114           --          91,896           --           93,010
  Gas in inventory                                               --           16,576        40,201           --           56,777
  Property taxes assessed applicable to future periods            217          2,835        64,827           --           67,879
  Accrued gas cost recovery revenues                             --             --          12,862           --           12,862
  Other                                                         3,745         17,612        33,361           (629)        54,089
                                                          ----------------------------------------------------------------------
                                                               20,549        303,864       453,162        (47,539)       730,036
                                                          ----------------------------------------------------------------------
DEFERRED CHARGES AND OTHER ASSETS
  Investments in debt and equity securities                      --           62,060        35,110            351         97,521
  Deferred swap losses and receivables                           --           51,023          --             --           51,023
  Deferred environmental costs                                  2,535           --          27,699           --           30,234
  Prepaid benefit costs                                        (3,418)          --          85,790         (2,130)        80,242
  Other                                                         8,261         34,287        46,972         (3,339)        86,181
                                                          ----------------------------------------------------------------------
                                                                7,378        147,370       195,571         (5,118)       345,201
                                                          ----------------------------------------------------------------------
INVESTMENTS IN AND ADVANCES TO JOINT VENTURES AND
  SUBSIDIARIES                                              1,641,421        528,492        19,643     (1,632,580)       556,976
                                                          ----------------------------------------------------------------------

PROPERTY, PLANT AND EQUIPMENT, AT COST                         37,918      1,358,504     2,790,352           --        4,186,774
  Less - Accumulated depreciation and depletion                12,951        152,707     1,322,392           --        1,488,050
                                                          ----------------------------------------------------------------------
                                                               24,967      1,205,797     1,467,960           --        2,698,724
                                                          ----------------------------------------------------------------------
                                                          $ 1,694,315    $ 2,185,523   $ 2,136,336    $(1,685,237)   $ 4,330,937
--------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES
  Accounts payable                                        $     4,385    $   254,391   $   130,267    $   (46,848)   $   342,195
  Notes payable                                                  --          163,113       241,691         (3,078)       401,726
  Current portion of long-term debt and capital
    lease obligations                                             365          1,557        34,956           --           36,878
  Federal income, property and other taxes payable                401          7,795        78,630           --           86,826
  Gas payable                                                    --            6,254         2,063           --            8,317
  Customer deposits                                                19           --          16,363           --
                                                                                                                          16,382
  Other                                                        13,599         22,944        65,717           (630)       101,630
                                                          ----------------------------------------------------------------------
                                                               18,769        456,054       569,687        (50,556)       993,954
                                                          ----------------------------------------------------------------------
DEFERRED CREDITS AND OTHER LIABILITIES
  Deferred income taxes                                        (4,642)        73,874        83,905             22        153,159
  Unamortized investment tax credit                               301           --          32,745           --           33,046
  Tax benefits amortizable to customers                           443           --         122,922           --          123,365
  Deferred swap gains and payables                               --           41,717          --             --           41,717
  Accrued environmental costs                                   3,000           --          32,000           --           35,000
  Minority interest                                              --            1,905        17,283           --           19,188
  Other                                                        10,792         16,586        44,663         (2,152)        69,889
                                                          ----------------------------------------------------------------------
                                                                9,894        134,082       333,518         (2,130)       475,364
                                                          ----------------------------------------------------------------------
CAPITALIZATION
   Long-term debt, including capital lease obligations           --          595,457       617,107           --        1,212,564

  Redeemable preferred securities of subsidiaries             505,104           --            --             --          505,104
  Common shareholders' equity                               1,160,548        999,930       616,024     (1,632,551)     1,143,951
                                                          ----------------------------------------------------------------------
                                                            1,665,652      1,595,387     1,233,131     (1,632,551)     2,861,619
                                                          ----------------------------------------------------------------------
                                                          $ 1,694,315    $ 2,185,523   $ 2,136,336    $(1,685,237)   $ 4,330,937
--------------------------------------------------------------------------------------------------------------------------------


-------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATING STATEMENT OF OPERATIONS                           MCN                                 Eliminations
Twelve Months Ended December 31, 1998                     and Other                                          and   Consolidated
(in Thousands)                                          Subsidiaries      MCNIC         MichCon        Reclasses          Total
-------------------------------------------------------------------------------------------------------------------------------
OPERATING REVENUES                                      $    18,262    $   842,324    $ 1,033,658    $   (14,050)   $ 1,880,194
                                                        -----------------------------------------------------------------------

OPERATING EXPENSES
  Cost of gas                                                10,706        808,805        451,529         (8,668)     1,262,372
  Operation and maintenance                                 (10,207)        65,153        252,397         (5,382)       301,961
  Depreciation, depletion and amortization                    3,206          2,825         92,883           --           98,914
  Property and other taxes                                    1,719          2,346         55,438           --           59,503
  Property write-downs and restructuring charges              8,669        141,872         24,800           --          175,341
                                                        -----------------------------------------------------------------------
                                                             14,093      1,021,001        877,047        (14,050)     1,898,091
                                                        -----------------------------------------------------------------------
OPERATING INCOME (LOSS)                                       4,169       (178,677)       156,611           --          (17,897)
                                                        -----------------------------------------------------------------------

EQUITY IN EARNINGS (LOSSES) OF JOINT VENTURES
  AND SUBSIDIARIES                                         (274,771)        61,242          1,946        273,808         62,225
                                                        -----------------------------------------------------------------------
OTHER INCOME AND (DEDUCTIONS)
  Interest income                                            18,651          6,183          5,688        (20,055)        10,467
  Interest on long-term debt                                   (641)       (15,118)       (44,884)          --          (60,643)
  Other interest expense                                     (2,474)       (24,275)       (12,113)        20,056        (18,806)
  Dividends on preferred securities of subsidiaries            --             --             --          (17,613)       (17,613)
  Investment loss                                            (8,500)          --             --             --           (8,500)
  Minority interest                                            --              265          5,727           --            5,992
  Other                                                        (605)        12,385           (182)          --           11,598
                                                        -----------------------------------------------------------------------
                                                              6,431        (20,560)       (45,764)       (17,612)       (77,505)
                                                        -----------------------------------------------------------------------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
  INCOME TAXES                                             (264,171)      (137,995)       112,793        256,196        (33,177)
INCOME TAX PROVISION (BENEFIT)                               (2,829)       (52,488)        35,817           --          (19,500)
                                                        -----------------------------------------------------------------------
INCOME (LOSS) FROM CONTINUING OPERATIONS                   (261,342)       (85,507)        76,976        256,196        (13,677)
DISCONTINUED OPERATIONS, NET OF TAXES                          --         (272,791)          --             --         (272,791)
                                                        -----------------------------------------------------------------------
NET INCOME (LOSS)                                          (261,342)      (358,298)        76,976        256,196       (286,468)
DIVIDENDS ON PREFERRED SECURITIES                            17,613           --             --          (17,613)          --
                                                        -----------------------------------------------------------------------

NET INCOME (LOSS) AVAILABLE FOR COMMON STOCK            $  (278,955)   $  (358,298)   $    76,976    $   273,809    $  (286,468)
-------------------------------------------------------------------------------------------------------------------------------

Twelve Months Ended December 31, 1997
(in Thousands)
                                                        -----------------------------------------------------------------------
OPERATING REVENUES                                      $    17,607    $   807,236    $ 1,253,679        (14,688)   $ 2,063,834
                                                        -----------------------------------------------------------------------
OPERATING EXPENSES
  Cost of gas                                                 9,749        774,931        632,229        (10,090)     1,406,819
  Operation and maintenance                                   2,281         34,571        282,640         (4,598)       314,894
  Depreciation, depletion and amortization                    2,279          1,721        103,703           --          107,703
  Property and other taxes                                    1,679          1,060         60,744           --           63,483
                                                        -----------------------------------------------------------------------
                                                             15,988        812,283      1,079,316        (14,688)     1,892,899
                                                        -----------------------------------------------------------------------
OPERATING INCOME                                              1,619         (5,047)       174,363           --          170,935
                                                        -----------------------------------------------------------------------

EQUITY IN EARNINGS OF JOINT VENTURES AND SUBSIDIARIES       144,834         45,756          1,199       (142,730)        49,059
                                                        -----------------------------------------------------------------------
OTHER INCOME AND (DEDUCTIONS)
  Interest income                                            16,200          6,218          4,659        (16,071)        11,006
  Interest on long-term debt                                    408        (11,080)       (45,526)          --          (56,198)
  Other interest expense                                     (1,253)       (15,225)        (8,664)        16,359         (8,783)
  Dividends on preferred securities of subsidiaries            --             --             --          (14,433)       (14,433)
  Minority interest                                            --              (82)        (1,882)          --           (1,964)
  Other                                                          74         10,218            536           --           10,828
                                                        -----------------------------------------------------------------------
                                                             15,429         (9,951)       (50,877)       (14,145)       (59,544)
                                                        -----------------------------------------------------------------------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES       161,882         30,758        124,685       (156,875)       160,450
INCOME TAX PROVISION                                          2,573          9,142         45,665           --           57,380
                                                        -----------------------------------------------------------------------
INCOME FROM CONTINUING OPERATIONS                           159,309         21,616         79,020       (156,875)       103,070
DISCONTINUED OPERATIONS, NET OF TAXES                          --           30,159           --             --           30,159
                                                        -----------------------------------------------------------------------
NET INCOME                                                  159,309         51,775         79,020       (156,875)       133,229
DIVIDENDS ON PREFERRED SECURITIES                            14,433           --             --          (14,433)          --
                                                        -----------------------------------------------------------------------

NET INCOME AVAILABLE FOR COMMON STOCK                   $   144,876    $    51,775    $    79,020    $  (142,442)   $   133,229
-------------------------------------------------------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


---------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATING STATEMENT OF OPERATIONS                             MCN                                  Eliminations
Twelve Months Ended December 31, 1996                       and Other                                           and  Consolidated
(in Thousands)                                            Susidiaries         MCNIC       MichCon         Reclasses         Total
---------------------------------------------------------------------------------------------------------------------------------
OPERATING REVENUES                                        $    17,469    $   640,651    $ 1,258,785    $   (13,427)   $ 1,903,478
                                                          -----------------------------------------------------------------------

OPERATING EXPENSES
  Cost of gas                                                   9,655        601,318        636,594        (10,011)     1,237,556
  Operation and maintenance                                       785         29,722        294,281         (3,416)       321,372
  Depreciation, depletion and amortization                      1,940          1,435         98,147           --          101,522
  Property and other taxes                                      2,134          1,074         61,762           --           64,970
                                                          -----------------------------------------------------------------------
                                                               14,514        633,549      1,090,784        (13,427)     1,725,420
                                                          -----------------------------------------------------------------------
OPERATING INCOME                                                2,955          7,102        168,001           --          178,058
                                                          -----------------------------------------------------------------------

EQUITY IN EARNINGS OF JOINT VENTURES AND SUBSIDIARIES         152,368         15,915            886       (151,302)        17,867
                                                          -----------------------------------------------------------------------
OTHER INCOME AND (DEDUCTIONS)
  Interest income                                               5,302          3,013          3,900         (5,188)         7,027
  Interest on long-term debt                                      114         (7,210)       (40,703)          --          (47,799)
  Other interest expense                                       (1,218)        (5,122)        (8,012)         5,188         (9,164)
  Dividends on preferred securities of subsidiaries              --             --             --           (5,001)        (5,001)
  Minority interest                                              --              (71)          (988)          --           (1,059)
  Other                                                           190          5,376         (1,756)          --            3,810
                                                          -----------------------------------------------------------------------
                                                                4,388         (4,014)       (47,559)        (5,001)       (52,186)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES         159,711         19,003        121,328       (156,303)       143,739
INCOME TAX PROVISION                                            1,814          6,496         41,486           --           49,796
                                                          -----------------------------------------------------------------------
INCOME FROM CONTINUING OPERATIONS                             157,897         12,507         79,842       (156,303)        93,943
DISCONTINUED OPERATIONS, NET OF TAXES                            --           56,397           --             --           56,397
                                                          -----------------------------------------------------------------------
NET INCOME                                                    157,897         68,904         79,842       (156,303)       150,340
DIVIDENDS ON PREFERRED SECURITIES                               4,983           --               18         (5,001)          --
                                                          -----------------------------------------------------------------------

NET INCOME AVAILABLE FOR COMMON STOCK                     $   152,914    $    68,904    $    79,824    $  (151,302)   $   150,340
---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Twelve Months Ended December 31, 1998
(in Thousands)
                                                          -----------------------------------------------------------------------
NET CASH FLOW FROM OPERATING ACTIVITIES                   $    72,476    $   (68,749)   $   217,918    $   (68,923)   $   152,722
                                                          -----------------------------------------------------------------------

CASH FLOW FROM FINANCING ACTIVITIES
  Notes payable, net                                          260,771         65,006        (20,522)         2,227        307,482
  Capital contributions received from affiliates, net            --          236,851           --         (236,851)          --
  Dividends paid                                              (82,239)          --          (46,084)        46,084        (82,239)
  Preferred securities dividends paid                         (17,613)          --             --           17,613           --
  Issuance of common stock                                     20,192           --             --             --           20,192
  Issuance of preferred securities                             96,850           --             --             --           96,850
  Issuance of long-term debt                                     --          305,709        153,052           --          458,761
  Long-term commercial paper and bank borrowings, net            --           17,299           --             --           17,299
  Retirement of long-term debt and preferred securities      (100,365)      (102,153)      (126,292)          --         (328,810)
  Other                                                          --            8,243           --             --            8,243
                                                          -----------------------------------------------------------------------

   Net cash provided from (used for) financing
     activities                                               177,596        530,955        (39,846)      (170,927)       497,778
                                                          -----------------------------------------------------------------------

CASH FLOW FROM INVESTING ACTIVITIES
  Capital expenditures                                        (11,024)      (318,276)      (153,475)          --         (482,775)
  Acquisitions                                                   --          (42,429)          --             --          (42,429)
  Investment in debt and equity securities, net                  --           48,527        (30,446)          (250)        17,831
  Investment in joint ventures and subsidiaries              (238,951)      (187,423)           214        236,851       (189,309)
  Sale of property and joint venture interests                  1,143         49,463           --           (3,421)        47,185
  Other                                                           137        (28,151)        (2,115)         6,670        (23,459)
                                                          -----------------------------------------------------------------------

   Net cash used for investing activities                    (248,695)      (478,289)      (185,822)       239,850       (672,956)
                                                          -----------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            1,377        (16,083)        (7,750)          --          (22,456)
CASH AND CASH EQUIVALENTS, JANUARY 1                               23         25,119         14,353           --           39,495
                                                          -----------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, DECEMBER 31                    $     1,400    $     9,036    $     6,603    $      --      $    17,039
---------------------------------------------------------------------------------------------------------------------------------



-------------------------------------------------------------------------------------------------------------------------------
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS                         MCN                           Eliminations
Twelve Months Ended December 31, 1997                             and Other                                    and Consolidated
(in Thousands)                                                  Susidiaries      MCNIC       MichCon     Reclasses        Total
-------------------------------------------------------------------------------------------------------------------------------
NET CASH FLOW FROM OPERATING ACTIVITIES                           $  97,490    $ 148,242    $ 187,263    $ (89,611)   $ 343,384
                                                                  -------------------------------------------------------------

CASH FLOW FROM FINANCING ACTIVITIES
  Notes payable, net                                                   --         94,513      (23,435)      (3,078)      68,000
  Capital contributions received from (distributions paid to)
    affiliates, net                                                  (3,985)     603,150         --       (599,165)        --
  Dividends paid                                                    (72,851)        --        (40,000)      40,000      (72,851)
  Preferred securities dividends paid                               (31,090)        --           --         31,090         --
  Issuance of common stock                                          294,402         --           --           --        294,402
  Issuance of preferred securities                                  326,521         --           --           --        326,521
  Issuance of long-term debt                                           --        149,190      124,051         --        273,241
  Long-term commercial paper and bank borrowings, net                  --       (261,822)        --           --       (261,822)
  Retirement of long-term debt and preferred securities                 (55)     (32,315)     (76,854)        --       (109,224)
  Other                                                                --          4,612         --           --          4,612
                                                                  -------------------------------------------------------------

   Net cash provided from (used for) financing activities           512,942      557,328      (16,238)    (531,153)     522,879
                                                                  -------------------------------------------------------------

CASH FLOW FROM INVESTING ACTIVITIES
  Capital expenditures                                               (6,559)    (399,586)    (155,208)          (1)    (561,354)
  Acquisitions                                                         --       (166,553)        --           --       (166,553)
  Investment in debt and equity securities                             --        (48,441)     (31,375)      16,693      (63,123)
  Investment in joint ventures and subsidiaries                    (604,750)    (151,360)        (304)     603,772     (152,642)
  Sale of property and joint venture interests                         --         67,365         --           --         67,365
  Other                                                                  56       (1,484)      20,205          300       19,077
                                                                  -------------------------------------------------------------
   Net cash used for investing activities                          (611,253)    (700,059)    (166,682)     620,764     (857,230)
                                                                  -------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   (821)       5,511        4,343         --          9,033
CASH AND CASH EQUIVALENTS, JANUARY 1                                    844       19,608       10,010         --         30,462
                                                                  -------------------------------------------------------------

CASH AND CASH EQUIVALENTS, DECEMBER 31                            $      23    $  25,119    $  14,353    $    --      $  39,495
-------------------------------------------------------------------------------------------------------------------------------

Twelve Months Ended December 31, 1996
(in Thousands)

                                                                  -------------------------------------------------------------
Net Cash Flow From Operating Activities                           $  38,535    $  84,678    $ 101,694    $ (26,575)   $ 198,332
                                                                  -------------------------------------------------------------

CASH FLOW FROM FINANCING ACTIVITIES
  Notes payable, net                                                   --         19,000       68,491         --         87,491
  Capital contributions received from (distributions paid to)
    affiliates, net                                                  (3,069)      41,195        1,614      (39,740)        --
  Dividends paid                                                    (62,875)        --        (11,263)      11,263      (62,875)
  Preferred securities dividends paid                               (12,356)        --            (54)      12,410         --
  Issuance of common stock                                           17,264         --           --           --         17,264
  Issuance of preferred securities                                   77,218         --           --           --         77,218
  Issuance of long-term debt                                           --        328,895       69,645         --        398,540
  Long-term commercial paper and bank borrowings, net                  --        (62,835)        --           --        (62,835)
  Retirement of long-term debt and preferred securities                 (55)      (1,701)      (6,384)           1       (8,139)
  Other                                                              (6,249)        --           --           --         (6,249)
                                                                  -------------------------------------------------------------
   Net cash provided from financing activities                        9,878      324,554      122,049      (16,066)     440,415
                                                                  -------------------------------------------------------------

Cash Flow From Investing Activities
  Capital expenditures                                               (5,474)    (392,181)    (212,668)        --       (610,323)
  Acquisitions                                                         --       (133,201)        --           --       (133,201)
  Investment in debt and equity securities                             --        (11,313)     (15,590)        --        (26,903)
  Investment in joint ventures and subsidiaries                     (42,809)     (35,793)        (278)      42,663      (36,217)
  Sale of property and joint venture interest                          --         36,621         --           --         36,621
  Sale of Genix                                                        --        132,889         --           --        132,889
         Other                                                          546        2,732        6,334          (22)       9,590
                                                                  -------------------------------------------------------------
   Net cash used for investing activities                           (47,737)    (400,246)    (222,202)      42,641     (627,544)
                                                                  -------------------------------------------------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                               676        8,986        1,541         --         11,203
CASH AND CASH EQUIVALENTS, JANUARY 1                                    168       10,622        8,469         --         19,259
                                                                  -------------------------------------------------------------
CASH AND CASH EQUIVALENTS, DECEMBER 31                            $     844    $  19,608    $  10,010    $    --      $  30,462
-------------------------------------------------------------------------------------------------------------------------------


RESPONSIBILITIES FOR FINANCIAL STATEMENTS

The consolidated financial statements of MCN Energy Group Inc. were prepared by management, which is responsible for their integrity and objectivity. The statements have been prepared in conformity with generally accepted accounting principles and, as such, include amounts based on judgments of management. Financial information elsewhere in this Annual Report is consistent with that in the consolidated financial statements.

Management is further responsible for maintaining internal controls designed to provide reasonable assurance that the books and records reflect the transactions of MCN and its subsidiaries and that established policies and procedures are carefully followed. Perhaps the most important feature in internal control is that it is continually reviewed for its effectiveness and is augmented by a strong internal audit program.

Deloitte & Touche LLP, independent certified public accountants, is engaged to audit the consolidated financial statements of MCN and issue reports thereon. Their audit is conducted in accordance with generally accepted auditing standards that comprehend the consideration of internal control and tests of transactions to the extent necessary to form an independent opinion on the financial statements prepared by management.

MCN's Board of Directors, through its Audit Committee, is responsible for: (1) ensuring that management fulfills its responsibilities in the preparation of the consolidated financial statements, and (2) engaging the independent public accountants. The Committee reviews the scope of the audits and the accounting principles being applied in financial reporting. The independent public accountants, representatives of management and the internal auditors meet regularly (separately and jointly) with the Committee to review the activities of each and to ensure that each is properly discharging its responsibilities.


Alfred R. Glancy III


Alfred R. Glancy III
Chairman, President and Chief Executive Officer



Howard L. Dow III


Howard L. Dow III
Senior Vice President, Treasurer
and Chief Financial Officer



Gerard Kabzinski


Gerard Kabzinski
Vice President and Controller


INDEPENDENT AUDITORS' REPORT

To the Board of Directors of MCN Energy Group Inc.:

We have audited the accompanying consolidated statements of financial position of MCN Energy Group Inc. and subsidiaries (the "Company"), as of December 31, 1998 and 1997, and the related consolidated statements of operations, cash flows, and shareholders' equity for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

As discussed in Note 1b, the accompanying 1998 and 1997 financial statements have been restated.

DELOITTE & TOUCHE LLP

Detroit, Michigan
February 25, 1999 (June 7, 1999 as to the effects of the matters described in Note 1b)

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

(A) LIST OF DOCUMENTS FILED AS PART OF THE REPORT:

     1. For a list of financial statements included herein, see the section titled "Financial Statements and Supplementary Data" on page 38 in Part II, Item 8 of this Report.

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

INDEPENDENT AUDITORS' REPORT

To the Board of Directors of MCN Energy Group Inc.:

We have audited the consolidated financial statements of MCN Energy Group Inc. and subsidiaries (the "Company"), as of December 31, 1998 and 1997, and for each of the three years in the period ended December 31, 1998, and have issued our report thereon dated February 25, 1999, June 7, 1999 as to the effects of the matters described in Note 1b (which expresses an unqualified opinion and includes an explanatory paragraph relating to the restatement described in Note
1b); such consolidated financial statements and report are included in the Company's Annual Report on Form 10-K/A. Our audits also included the consolidated financial statement schedule of the Company, listed in Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

DELOITTE & TOUCHE LLP
Detroit, Michigan
February 25, 1999 (June 7, 1999 as to the effects of the matters described in Note 1b)

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
                                                         =======     =======    =======        =======      =======

---------------

NOTES:

(1) Reference is made to Note 3 to the Consolidated Financial Statements page 44.

(2) Reference is made to Note 13b to the Consolidated Financial Statements page 51.

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
   4-13    Form of Preferred Redeemable Increased Dividend Equity
           Securities Certificate (Exhibit 4-13 to MCN's 1997 Form
           10-K).
   4-14    Amended and Restated Declaration of Trust of MCN Financing
           I, dated as of July 24, 1996 (Exhibit 5-1 to July 24, 1996
           Form 8-K).
   4-15    Preferred Securities Guarantee Agreement, dated as of July
           26, 1996, between MCN and Wilmington Trust Company (Exhibit
           5-4 to July 24, 1996 Form 8-K).
   4-16    Form of Preferred Security of MCN Financing I (Exhibit 4-13
           to MCN's 1997 Form 10-K).
   4-17    Purchase Contract Agreement dated March 25, 1997 between MCN and The First National Bank of Chicago, as Purchase Contract
           Agent (Exhibit 5-5 to March 19, 1997 Form 8-K).
   4-18    Pledge Agreement dated March 25, 1997 among MCN, Chase
           Manhattan Bank, as Collateral Agent, and The First National
           Bank of Chicago, as Purchase Contract Agent (Exhibit 5-6 to
           March 19, 1997 Form 8-K).
   4-19    Form of FELINE PRIDES Certificate (Exhibit 4-19 to MCN's
           1997 Form 10-K).
   4-20    Amended and Restated Declaration of Trust of MCN Financing
           III, dated as of March 19, 1997 (Exhibit 5-2 to March 19,
           1997 Form 8-K).
   4-21    Preferred Securities Guarantee Agreement, dated as of March
           19, 1997, between MCN and Wilmington Trust Company (Exhibit
           5-4 to March 19, 1997 Form 8-K).
   4-22    Form of Preferred Security of MCN Financing III (Exhibit
           4-22 to MCN's 1997 Form 10-K).
   10-1    MCN Stock Option Plan Post-Effective Amendment No. 1
           (Registration Statement No. 33-21930-99).
   10-2    Form of Employment Agreement (Exhibit 99-2 to June 30, 1997
           Form 10-Q).
   10-3    MCN Energy Group Inc. Executive Annual Performance Plan (As
           amended effective January 1, 1998).
   10-4    MCN Energy Group Inc. Stock Incentive Plan (Exhibit 10-1 to
           March 31, 1995 Form 10-Q).
   10-5    Special Retention Agreement between MCN Energy Group Inc.
           and Rai P. Bhargava (Exhibit 10-1 to June 30, 1995 Form
           10-Q).
   10-6    MCN Executive Deferred Compensation Plan, as amended
           (Exhibit 10-1 to September 30, 1996 Form 10-Q).
   10-7    MichCon Supplemental Death Benefit and Retirement Income
           Plan (Exhibit 10-2 to September 30, 1996 Form 10-Q).
   10-8    MichCon Supplemental Retirement Plan (Exhibit 10-3 to
           September 30, 1996 Form 10-Q).
   10-9    MCN Energy Group Inc. Mandatory Deferred Compensation Plan,
           as amended (Exhibit 10-11 to 1996 Form 10-K).
  10-10    MCN Energy Group Inc. Supplemental Savings Plan (Exhibit
           10-12 to 1996 Form 10-K).
  10-11    MCN Energy Group Inc. Nonemployee Directors' Compensation
           Plan, as amended (Exhibit 99-1 to June 30, 1997 Form 10-Q).
  10-12    MCN Energy Group Inc. Long-Term Incentive Performance Share
           Plan (As amended and restated October 1, 1997).
  10-13    Special Retention Agreement -- William K. McCrackin (Exhibit
           10-1 to September 30, 1998 Form 10-Q).
  10-14    MCN Energy Group Savings and Stock Ownership Plan (As
           amended and restated effective as of January 1, 1998).
  10-15    MichCon Investment and Stock Ownership Plan (As amended and restated effective as of January 1, 1998).

EXHIBIT
  NO.                              DESCRIPTION
-------                            -----------
   12-1    Computation of Ratio of Earnings to Fixed Charges for MCN
           Energy Group Inc.*
   12-2    Computation of Ratio of Earnings to Fixed Charges for MCN
           Investment Corporation.*
   21-1    List of MCN Subsidiaries.
   23-1    Independent Auditors' Consent -- Deloitte & Touche LLP.*
   24-1    Powers of Attorney.
   24-2    Power of Attorney.*
   27-1    Financial Data Schedule-1998.*
   27-2    Financial Data Schedule-1997.*

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

                                                  MCN ENERGY GROUP INC.

                                          --------------------------------------
                                                       (Registrant)

                                          By:    /s/ Gerard F. Kabzinski

                                            ------------------------------------
                                                    Gerard F. Kabzinski
                                               Vice President and Controller
                                                       June 9, 1999

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

                                                                 TITLE                         DATE
                                                                 -----                         ----

                      *                          Director, Chairman, President and        June 9, 1999
---------------------------------------------    Chief Executive Officer
            Alfred R. Glancy III

                      *                          Senior Vice President, Treasurer         June 9, 1999
---------------------------------------------    and Chief Financial Officer
            Howard L. Dow III

           /s/ Gerard F. Kabzinski               Vice President and Controller            June 9, 1999
---------------------------------------------
             Gerard F. Kabzinski

                      *                          Director                                 June 9, 1999
---------------------------------------------
               James G. Berges

                      *                          Director                                 June 9, 1999
---------------------------------------------
              Stephen E. Ewing

                      *                          Director                                 June 9, 1999
---------------------------------------------
               Roger Fridholm

                      *                          Director                                 June 9, 1999
---------------------------------------------
             Frank M. Hennessey

                      *                          Director                                 June 9, 1999
---------------------------------------------
             Thomas H. Jeffs II

                      *                          Director                                 June 9, 1999
---------------------------------------------
             Helen O. Petrauskas

                      *                          Director                                 June 9, 1999
---------------------------------------------
               Howard F. Sims

                      *                          Director                                 June 9, 1999
---------------------------------------------
              Bill M. Thompson

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
   4-13    Form of Preferred Redeemable Increased Dividend Equity
           Securities Certificate (Exhibit 4-13 to MCN's 1997 Form
           10-K).
   4-14    Amended and Restated Declaration of Trust of MCN Financing
           I, dated as of July 24, 1996 (Exhibit 5-1 to July 24, 1996
           Form 8-K).
   4-15    Preferred Securities Guarantee Agreement, dated as of July
           26, 1996, between MCN and Wilmington Trust Company (Exhibit
           5-4 to July 24, 1996 Form 8-K).
   4-16    Form of Preferred Security of MCN Financing I (Exhibit 4-13
           to MCN's 1997 Form 10-K).
   4-17    Purchase Contract Agreement dated March 25, 1997 between MCN and The First National Bank of Chicago, as Purchase Contract
           Agent (Exhibit 5-5 to March 19, 1997 Form 8-K).
   4-18    Pledge Agreement dated March 25, 1997 among MCN, Chase
           Manhattan Bank, as Collateral Agent, and The First National
           Bank of Chicago, as Purchase Contract Agent (Exhibit 5-6 to
           March 19, 1997 Form 8-K.)
   4-19    Form of FELINE PRIDES Certificate (Exhibit 4-19 to MCN's
           1997 Form 10-K).
   4-20    Amended and Restated Declaration of Trust of MCN Financing
           III, dated as of March 19, 1997 (Exhibit 5-2 to March 19,
           1997 Form 8-K).
   4-21    Preferred Securities Guarantee Agreement, dated as of March
           19, 1997, between MCN and Wilmington Trust Company (Exhibit
           5-4 to March 19, 1997 Form 8-K).
   4-22    Form of Preferred Security of MCN Financing III (Exhibit
           4-22 to MCN's 1997 Form 10-K).
   10-1    MCN Stock Option Plan Post-Effective Amendment No. 1
           (Registration Statement No. 33-21930-99).
   10-2    Form of Employment Agreement (Exhibit 99-2 to June 30, 1997
           Form 10-Q).
   10-3    MCN Energy Group Inc. Executive Annual Performance Plan (As
           amended effective January 1, 1998).
   10-4    MCN Energy Group Inc. Stock Incentive Plan (Exhibit 10-1 to
           March 31, 1995 Form 10-Q).
   10-5    Special Retention Agreement between MCN Energy Group Inc.
           and Rai P. Bhargava (Exhibit 10-1 to June 30, 1995 Form
           10-Q).
   10-6    MCN Executive Deferred Compensation Plan, as amended
           (Exhibit 10-1 to September 30, 1996 Form 10-Q).
   10-7    MichCon Supplemental Death Benefit and Retirement Income
           Plan (Exhibit 10-2 to September 30, 1996 Form 10-Q).
   10-8    MichCon Supplemental Retirement Plan (Exhibit 10-3 to
           September 30, 1996 Form 10-Q).
   10-9    MCN Energy Group Inc. Mandatory Deferred Compensation Plan,
           as amended (Exhibit 10-11 to 1996 Form 10-K).
  10-10    MCN Energy Group Inc. Supplemental Savings Plan (Exhibit
           10-12 to 1996 Form 10-K).
  10-11    MCN Energy Group Inc. Nonemployee Directors' Compensation
           Plan, as amended (Exhibit 99-1 to June 30, 1997 Form 10-Q).
  10-12    MCN Energy Group Inc. Long-Term Incentive Performance Share
           Plan (As amended and restated October 1, 1997).
  10-13    Special Retention Agreement -- William K. McCrackin (Exhibit
           10-1 to September 30, 1998 Form 10-Q).
  10-14    MCN Energy Group Savings and Stock Ownership Plan (As
           amended and restated effective as of January 1, 1998).
  10-15    MichCon Investment and Stock Ownership Plan (As amended and restated effective as of January 1, 1998).

EXHIBIT
  NO.                              DESCRIPTION
-------                            -----------
   12-1    Computation of Ratio of Earnings to Fixed Charges for MCN
           Energy Group Inc.*
   12-2    Computation of Ratio of Earnings to Fixed Charges for MCN
           Investment Corporation.*
   21-1    List of MCN Subsidiaries.
   23-1    Independent Auditors' Consent -- Deloitte & Touche LLP.*
   24-1    Powers of Attorney.
   24-2    Power of Attorney.*
   27-1    Financial Data Schedule-1998.*
   27-2    Financial Data Schedule-1997.*

---------------
 * Indicates document filed herewith.

References are to MCN (File No. 1-10070) for documents incorporated by reference.

References are to MichCon (File No. 1-7310) for MichCon documents incorporated by reference.