Form 10-Q
period 1999-03-31
MCN ENERGY GROUP INC
filed 1999-06-09
CIK 837579

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

For the quarterly period ended March 31, 1999, or

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

                           Yes [ ]            No [X]

     Number of shares outstanding of each of the registrant's classes of common stock, as of May 28, 1999:

               Common Stock, par value $.01 per share: 85,655,381

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               INDEX TO FORM 10-Q

                        FOR QUARTER ENDED MARCH 31, 1999

                                                                 PAGE
                                                                NUMBER
                                                                ------
COVER.......................................................       i
INDEX.......................................................      ii
PART I -- FINANCIAL INFORMATION
Item 1. Financial Statements................................      19
Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.................       1
PART II -- OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security
  Holders...................................................      38
Item 6. Exhibits and Reports on Form 8-K....................      39
SIGNATURE...................................................      40

                             MCN ENERGY GROUP INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Special investigation results in restatement -- As discussed in MCN's 1998 Annual Report on Form 10-K/A, subsequent to the issuance of MCN's December 31, 1998 financial statements, certain matters came to management's attention and resulted in a special investigation of prior years' operations of CoEnergy Trading Company (CTC), MCN's non-utility energy marketing subsidiary. As a result of the investigation, MCN identified that its internal controls had been overridden and that certain transactions had not been properly accounted for. Specifically, the investigation concluded that CTC had entered into gas supply contracts and agreed to pay significantly less than market prices in one period in return for above-market prices to be paid in subsequent periods through March 2000. The effect of these transactions was to improperly delay the accrual of cost of gas expenses, resulting in the understatement of net income for the 1998 first quarter by $.9 million and the overstatement of net income for the 1998 twelve-month period by $5.5 million.

Additionally, the investigation identified that CTC had entered into certain unauthorized gas purchase and sale contracts for trading purposes. The unauthorized transactions violate MCN's risk-management policy that requires all such activities to be reviewed and approved by a risk committee that reports regularly to the MCN Board of Directors. The gas purchase and sale contracts entered into in connection with trading activities, some of which remain in effect through March 2000, were not accounted for properly using the required mark-to-market method, under which unrealized gains and losses are recorded as an adjustment to cost of gas. The effect of not properly accounting for these transactions was the overstatement of net income for the 1998 first quarter by $2.5 million and the overstatement of net income for the 1998 twelve-month period by $3.2 million. However, net income of $.9 million and $2.7 million was realized and recorded in connection with these trading activities in the 1998 quarter and twelve-month period, respectively, resulting in a net loss of $1.6 million in the 1998 first quarter and $.5 million in the 1998 twelve-month period from such activities. From the inception of these trading activities in March 1997 through March 1999, $5.7 million of net income was realized and recorded in connection with these trading activities. However, marking these contracts to market, as required, results in a previously unrecorded net unrealized loss of $8.4 million through March 1999, indicating a net loss of $2.7 million from such activities.

Other items identified during the investigation resulted in the overstatement of net income for the 1998 first quarter by $.02 million and the overstatement of net income for the 1998 twelve-month period by $.1 million.

As described in Note 2 to the Consolidated Financial Statements, the accompanying consolidated financial statements have been restated from those originally reported to properly account for the transactions identified, resulting in a decrease in net income of $1.6 million or $.02 per diluted share for the 1998 first quarter and $8.8 million or $.11 per diluted share for the 1998 twelve-month period. The corrections did not have an impact on the liquidity or cash flows of MCN. The financial information contained in Management's Discussion and Analysis herein has been revised to reflect the impact of such restatement.

Results from first quarter rise -- MCN's earnings for the 1999 first quarter increased to $85.5 million or $1.02 per diluted share compared with earnings of $78.9 million or $.95 per diluted share in the 1998 quarter. MCN experienced a loss in the 1999 twelve-month period of $279.8 million or $3.49 per diluted share compared with earnings of $132.2 million or $1.70 per diluted share in the same 1998 period. As subsequently discussed, the comparability of earnings was affected by the impact of non-recurring items consisting of an accounting change, discontinued operations and several unusual charges.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Excluding the non-recurring items, MCN's earnings from continuing operations increased $11.4 million for the 1999 first quarter and $2.3 million for the 1999 twelve-month period, as compared to the corresponding 1998 periods. The earnings comparisons reflect increased contributions from the Gas Distribution segment resulting from its new gas sales program and the favorable impact of weather. Also affecting the comparability were gains recorded by the Diversified Energy group in the 1998 periods from the sale of certain assets.

                                                                 QUARTER                12 MONTHS
                                                             ----------------      -------------------
                                                             1999       1998        1999         1998
                                                             -----      -----      -------      ------
(in Millions)
NET INCOME (LOSS)
Diversified Energy:
  Before unusual charges...................................  $ 4.1      $14.3      $   2.3      $ 30.2
  Unusual charges (Note 5).................................     --         --        (97.9)         --
                                                             -----      -----      -------      ------
                                                               4.1       14.3        (95.6)       30.2
                                                             -----      -----      -------      ------
Gas Distribution:
  Before unusual charges...................................   84.3       62.7        110.1        79.9
  Unusual charges (Note 5).................................     --         --        (16.7)         --
                                                             -----      -----      -------      ------
                                                              84.3       62.7         93.4        79.9
                                                             -----      -----      -------      ------
Total From Continuing Operations:
  Before unusual charges...................................   88.4       77.0        112.4       110.1
  Unusual charges (Note 5).................................     --         --       (114.6)         --
                                                             -----      -----      -------      ------
                                                              88.4       77.0         (2.2)      110.1
Discontinued Operations (Note 6)...........................     --        1.9       (274.7)       22.1
Cumulative Effect of Accounting Change, Net of Taxes
  (Note 3).................................................   (2.9)        --         (2.9)         --
                                                             -----      -----      -------      ------
                                                             $85.5      $78.9      $(279.8)     $132.2
                                                             =====      =====      =======      ======
DILUTED EARNINGS (LOSS) PER SHARE
Diversified Energy:
  Before unusual charges...................................  $ .07      $ .19      $   .03      $  .45
  Unusual charges (Note 5).................................     --         --        (1.22)         --
                                                             -----      -----      -------      ------
                                                               .07        .19        (1.19)        .45
                                                             -----      -----      -------      ------
Gas Distribution:
  Before unusual charges...................................    .99        .74         1.37         .98
  Unusual charges (Note 5).................................     --         --         (.21)         --
                                                             -----      -----      -------      ------
                                                               .99        .74         1.16         .98
                                                             -----      -----      -------      ------
Total From Continuing Operations:
  Before unusual charges...................................   1.06        .93         1.40        1.43
  Unusual charges (Note 5).................................     --         --        (1.43)         --
                                                             -----      -----      -------      ------
                                                              1.06        .93         (.03)       1.43
Discontinued Operations (Note 6)...........................     --        .02        (3.42)        .27
Cumulative Effect of Accounting Change (Note 3)............   (.04)        --         (.04)         --
                                                             -----      -----      -------      ------
                                                             $1.02      $ .95      $ (3.49)     $ 1.70
                                                             =====      =====      =======      ======

STRATEGIC DIRECTION -- MCN's objective is to achieve competitive, long-term returns for its shareholders. MCN is pursuing a growth strategy by investing in a diverse portfolio of energy-related projects. Inherent in this portfolio-management strategy is the frequent review of internal and external factors affecting the company's investments. Therefore, the pace of new investments and

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

the disposition of existing assets are subject to change. Reflecting this strategy, MCN has decided to: sell its Exploration & Production (E&P) oil and gas properties in whole or part; and reduce planned capital investment levels to approximately $600 million to $750 million annually, which will be invested primarily in North America. MCN will continue to review the overall mix of its existing portfolio and the level of new investments.

UNUSUAL CHARGES -- As discussed in MCN's 1998 Annual Report on Form 10-K/A, MCN recorded several unusual charges in the 1998 second and third quarters, consisting of property write-downs, investment losses and restructuring charges. The unusual charges reduced earnings for the 1999 twelve-month period by $114.6 million or $1.43 per diluted share (Note 5).

                                                                TWELVE MONTHS
                                                                    ENDED
                                                                MARCH 31, 1999
                                                              ------------------
                                                                NET      DILUTED
                                                              INCOME       EPS
                                                              -------    -------
(in Millions, Except Per Share Amounts)
UNUSUAL CHARGES
Diversified Energy:
  Pipelines & Processing....................................  $ (89.5)   $(1.12)
  Electric Power............................................     (1.6)     (.02)
  Corporate & Other.........................................     (6.8)     (.08)
                                                              -------    ------
                                                                (97.9)    (1.22)
Gas Distribution............................................    (16.7)     (.21)
                                                              -------    ------
                                                              $(114.6)   $(1.43)
                                                              =======    ======

DIVERSIFIED ENERGY
Results reflect lower methanol prices and production, higher financing costs and 1998 gains -- The Diversified Energy group's earnings were $4.1 million for the 1999 first quarter compared to $14.3 million for the same 1998 period. Diversified Energy had losses of $95.6 million in the 1999 twelve-month period compared to earnings of $30.2 million in the same 1998 period due to the property write-downs, investment loss and restructuring charges, as previously discussed. Excluding these unusual charges, Diversified Energy's earnings for the 1999 twelve-month period declined by $27.9 million from the corresponding 1998 period. The results for both 1999 periods reflect the impact of lower methanol prices and methanol production on operating and joint venture income as well as higher financing costs. The earnings comparisons were also affected by gains recorded in the 1998 periods from the sale of certain assets. Additionally, Diversified Energy's results for the 1999 twelve-month period reflect operating costs related to its coal fines project. Partially offsetting the decreases in the 1999 first quarter and twelve-month period were increased operating and joint venture income posted by the Electric Power and Energy Marketing segments.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

                                                                   QUARTER             12 MONTHS
                                                               ----------------    ------------------
                                                                1999      1998       1999       1998
                                                               ------    ------    --------    ------
(in Millions)
DIVERSIFIED ENERGY OPERATIONS
Operating Revenues*........................................    $264.7    $229.0    $  878.0    $811.0
                                                               ------    ------    --------    ------
Operating Expenses*
  Property write-downs and restructuring charges (Note
     5)....................................................        --        --       150.6        --
  Other....................................................     258.8     232.6       894.4     821.7
                                                               ------    ------    --------    ------
                                                                258.8     232.6     1,045.0     821.7
                                                               ------    ------    --------    ------
Operating Income (Loss)....................................       5.9      (3.6)     (167.0)    (10.7)
                                                               ------    ------    --------    ------
Equity in Earnings of Joint Ventures.......................      12.0      16.3        56.9      54.2
                                                               ------    ------    --------    ------
Other Income & (Deductions)*
  Interest income..........................................        .4       3.2         2.0       8.6
  Interest expense.........................................      (8.3)     (2.8)      (27.4)    (10.1)
  Dividends on preferred securities of subsidiaries........      (5.0)     (5.2)      (17.4)    (17.9)
  Other....................................................        .9      12.8          .2      20.1
                                                               ------    ------    --------    ------
                                                                (12.0)      8.0       (42.6)       .7
                                                               ------    ------    --------    ------
Income (Loss) Before Income Taxes..........................       5.9      20.7      (152.7)     44.2
Income Tax Provision (Benefit).............................       1.8       6.4       (57.1)     14.0
                                                               ------    ------    --------    ------
Net Income (Loss)
  Before unusual charges...................................       4.1      14.3         2.3      30.2
  Unusual charges (Note 5).................................        --        --       (97.9)       --
                                                               ------    ------    --------    ------
                                                               $  4.1    $ 14.3    $  (95.6)   $ 30.2
                                                               ======    ======    ========    ======

* Includes intercompany transactions

OPERATING AND JOINT VENTURE INCOME
Operating and joint venture results for the 1999 first quarter increased by $5.2 million, and for the 1999 twelve-month period, excluding the unusual charges, declined by $3.0 million. Results for both 1999 periods reflect reduced contributions from the Pipelines & Processing segment, increased earnings from the Electric Power and Energy Marketing segments and lower Corporate & Other expenses.

                                                                   QUARTER           12 MONTHS
                                                                --------------    ----------------
                                                                1999     1998      1999      1998
                                                                -----    -----    -------    -----
(in Millions)
OPERATING AND JOINT VENTURE INCOME (LOSS)
Before Unusual Charges:
  Pipelines & Processing....................................    $ 4.9    $ 9.4    $  16.9    $31.3
  Electric Power............................................      7.5      5.6       27.9     21.5
  Energy Marketing..........................................      5.2      0.5        1.0     (3.7)
  Corporate & Other.........................................       .3     (2.8)      (5.3)    (5.6)
                                                                -----    -----    -------    -----
                                                                 17.9     12.7       40.5     43.5
Unusual Charges (Note 5)....................................       --       --     (150.6)      --
                                                                -----    -----    -------    -----
                                                                $17.9    $12.7    $(110.1)   $43.5
                                                                =====    =====    =======    =====

PIPELINES & PROCESSING operating and joint venture results, excluding the write-offs, decreased by $4.5 million and $14.4 million for the 1999 first quarter and twelve-month period, respectively. The

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

1999 periods reflect reduced earnings from MCN's 25%-owned methanol production business resulting from lower methanol prices as well as lower volumes produced. Earnings from the methanol production business benefited from strong methanol prices during 1997 and early 1998, but prices have weakened since. Pipelines & Processing's average methanol sales prices declined 40% for the current quarter and 44% for the 1999 twelve-month period. Methanol production declined 7.4 million gallons for the 1999 first quarter and 8.1 million gallons for the 1999 twelve-month period due to the shutdown of the methanol plant for scheduled maintenance in March 1999. Additionally, Pipelines & Processing results for the 1999 twelve-month period were impacted by $4.4 million of operating losses related to the start-up of the coal fines plants.

Pipelines & Processing operating and joint venture income was also affected by an increase in transportation volumes for the 1999 periods due to new gas gathering ventures and the expansion of existing pipeline projects. Volumes transported increased for the 1999 first quarter and twelve-month period by 6.2 billion cubic feet (Bcf) and 42.8 Bcf, respectively. Pipelines & Processing results were also impacted in the 1999 first quarter by a decrease in gas processed to remove natural gas liquids (NGLs) as well as lower processing margins. The decrease was due to the bypassing of NGL plants as a result of weaker NGL prices. The increase in gas processed to remove NGLs in the 1999 twelve-month period reflects volumes associated with the acquisition of additional processing facilities in late 1997. The volume of carbon dioxide
(CO2) treated increased .5 Bcf and 4.2 Bcf in the 1999 first quarter and twelve-month period, respectively. However, earnings were not significantly affected since under the terms of Pipelines & Processing's CO2 processing contracts, revenues are not volume sensitive. Start-up expenses associated with new projects also unfavorably affected Pipelines & Processing 1999 results.

                                                                  QUARTER         12 MONTHS
                                                                ------------    --------------
                                                                1999    1998    1999     1998
                                                                ----    ----    -----    -----
PIPELINES & PROCESSING STATISTICS*
  Methanol Produced (Thousand Gallons)......................     8.1    15.5     53.0     61.1
  Transportation (Bcf)......................................    48.1    41.9    181.7    138.9

  Gas Processed (Bcf):
    Carbon Dioxide Treatment................................    12.8    12.3     49.4     45.3
    Natural Gas Liquids Removal.............................     8.9    10.3     43.6     28.7
                                                                ----    ----    -----    -----
                                                                21.7    22.6     93.0     74.0
                                                                ----    ----    -----    -----

* Includes MCN's share of joint ventures

ELECTRIC POWER operating and joint venture results, excluding the restructuring charges, increased by $1.9 million and $6.4 million for the 1999 first quarter and twelve-month period, respectively. The improvement in earnings for both periods reflects increased contributions from the 1,370 megawatt (MW) Midland Cogeneration Venture (MCV) facility, as a result of an increase in MCN's interest in the MCV partnership from 18% to 23% in June 1998. Earnings from the MCV partnership for the 1999 periods also include a favorable $2.1 million pre-tax adjustment for the resolution of a number of contract issues with the electricity purchaser. Also contributing to the favorable 1999 results were higher earnings from MCN's 50%-owned, 123 MW Michigan Power cogeneration facility due to higher electricity capacity payments received under its long-term sales contract.

The increase in Electric Power operating and joint venture income resulting from the MCV and Michigan Power partnerships was partially offset by reduced contributions from MCN's

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

international power investments, specifically its interest in the Torrent Power Limited (TPL) venture. MCN has a 40% interest in TPL, an Indian joint venture that holds minority interests in electric distribution companies and power generation facilities in the state of Gujarat, India. In February 1999, MCN reached an agreement to sell its interest in TPL for approximately $130 million, subject to certain regulatory approvals. Earnings from TPL for 1999 have been deferred due to the pending sale that is expected to be completed in the third quarter of 1999.

                                                                  QUARTER          12 MONTHS
                                                               -------------   -----------------
                                                               1999    1998     1999      1998
                                                               -----   -----   -------   -------
ELECTRIC POWER (THOUSANDS OF MWH)*
  Electricity Sales -- Domestic.............................   700.8   622.9   2,594.5   2,285.0
  Electricity Sales -- International........................      --   238.8   1,049.5     239.5
                                                               -----   -----   -------   -------
                                                               700.8   861.7   3,644.0   2,524.5
                                                               =====   =====   =======   =======

* Includes MCN's share of joint ventures

ENERGY MARKETING operating and joint venture results increased $4.7 million for both the 1999 first quarter and for the 1999 twelve-month period. Results were impacted by an increase in total gas sales and exchange deliveries of 21.8 Bcf and 103.9 Bcf during the 1999 first quarter and twelve-month period, respectively. Higher costs for storage capacity as well as higher uncollectible expense impacted both 1999 periods. The 1999 first quarter and twelve-month period were also affected by unrealized losses associated with trading activities (Note 2). Additionally, the current twelve-month period comparison was impacted by the sale of Energy Marketing's 25% interest in a gas storage project in December 1997. The storage project contributed $1.6 million of joint venture income in the 1998 twelve-month period.

                                                                  QUARTER        12 MONTHS
                                                               -------------   -------------
                                                               1999    1998    1999    1998
                                                               -----   -----   -----   -----
ENERGY MARKETING (BCF)*
  Gas Sales.................................................   138.1   115.3   477.5   370.8
  Exchange Gas Deliveries...................................     5.5     6.5    10.1    12.9
                                                               -----   -----   -----   -----
                                                               143.6   121.8   487.6   383.7
                                                               =====   =====   =====   =====

* Includes MCN's share of joint ventures

As discussed in Note 2 to the Consolidated Financial Statements, MCN's non-utility energy marketing subsidiary entered into unauthorized gas purchase and sale contracts for trading purposes. MCN is exposed to natural gas price risk on such contracts that have not been effectively closed, which totaled 11 Bcf at March 31, 1999. Although not likely to be significant, gains and losses from these open contracts could impact Energy Marketing's earnings.

RISK MANAGEMENT STRATEGY -- MCN primarily manages commodity price risk by utilizing futures, options and swap contracts to more fully balance its portfolio of gas and oil supply and sales agreements. In late 1998, MCN began entering into offsetting positions for existing hedges of gas and oil production from properties that are expected to be sold in 1999. MCN's risk management strategy is being revised to reflect the change in its business that will result from its refocused strategic direction. Additionally, as a result of the special investigation, MCN is taking steps to ensure compliance with risk management policies that are periodically reviewed by the Board of Directors.

CORPORATE & OTHER operating and joint venture results, excluding the restructuring charges, improved $3.1 million and $.3 million for the 1999 first quarter and twelve-month period, respectively. These improvements reflect adjustments that reduce or eliminate accruals for employee incentive awards that are based on MCN's operating or stock-price performance.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

OTHER INCOME AND DEDUCTIONS
Other income and deductions for the 1999 first quarter and twelve-month period reflect unfavorable changes of $20.0 million and $43.3 million, respectively. The results for both 1999 periods reflect lower interest income, higher interest expense and lower other income items. The reduction in interest income is due to the collection in March 1998 of a $46 million advance made to a Philippine independent power producer. The increase in interest expense is due to higher borrowings primarily required to finance capital investments in the Diversified Energy group. Other income includes $9.9 million of pre-tax gains recorded in the 1998 first quarter from the sale of certain gas sales contracts and a 50% interest in the 30 MW Ada cogeneration facility. Other income for the 1998 twelve-month period also reflects a $3.2 million pre-tax gain from the December 1997 sale of Diversified Energy's 25% interest in a gas storage project.

INCOME TAXES
The variations in income taxes for both 1999 periods reflect fluctuations in pre-tax results. Income tax comparisons were also affected by tax credits and stock-related tax benefits recorded in 1998, as well as the generation of foreign income in 1998 that was not subject to U.S. or foreign tax provisions.

OUTLOOK
MCN's refocused strategic direction emphasizes growth through projects that offer more predictable, long-term income streams. MCN plans to continue investing in natural gas and gas liquid gathering, processing and transmission facilities near areas of rapid reserve development or growing consumer markets. MCN also intends to expand its Electric Power business, primarily in projects in North America. Additionally, MCN will focus on expanding its Energy Marketing coverage within existing markets as well as entering new markets through strategic alliances with other energy providers. MCN will continue to pursue opportunities to sell properties in order to optimize its portfolio.

Reflecting this strategy, MCN completed or advanced a number of projects during the 1999 first quarter. These projects include the following:

Pipelines & Processing:

- The Portland Natural Gas Transmission System, in which MCN owns a 21.4% interest, was placed in service. This transmission system is capable of transporting up to 360 million cubic feet per day (MMcf/d) of gas from Canadian pipeline systems to New England markets.

- The Dauphin Island Gathering Partners (DIGP) partnership, in which MCN owns a 35% interest, placed the second phase of its expansion into service, raising the system's throughput capacity over 60% to 1,100 MMcf/d. At the DIGP system's onshore terminus in Alabama, MCN's Mobile Bay Processing Partners joint venture, in which MCN owns a 43% interest, concurrently placed into service its 600 MMcf/d gas processing plant.

- The Blue Dolphin gathering venture, in which MCN holds a 33% interest, acquired the 75-mile offshore Black Marlin Pipeline located near Galveston, Texas that is capable of transporting up to 160 MMcf/d of gas and gas liquids.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

- The Vector Pipeline project, in which MCN holds a 25% interest, and the Millennium Pipeline project, in which it holds a 10.5% interest, both progressed toward obtaining the required regulatory approvals before beginning construction. The Vector Pipeline project would provide a transportation link for up to 1,000 MMcf/d of natural gas from the Chicago supply hub to Dawn, Ontario. The Millennium project would complement the Vector project by transporting up to 700 MMcf/d of gas from Dawn to New York.

- The Volunteer Pipeline project, of which MCN owns a 33% interest, was announced, and an open season commenced in April 1999 offering an initial 250 MMcf/d of transportation capacity.

- The KCI Compression Company L.P. was formed to provide a full range of natural gas compression services. MCN owns a 43% interest in the partnership, which complements its diverse energy-related businesses.

Electric Power:
- The Mobile Bay cogeneration project was placed into service concurrently with the Mobile Bay Processing plant. The 40 MW cogeneration project, in which MCN owns a 43% interest, provides electricity and thermal energy to the processing facility.

- The Bhote Koshi hydroelectric plant in Nepal and the Cobisa-Person power project in Albuquerque, N.M. proceeded with construction and are expected to be in service in 2000. MCN has a 65% interest in the 36 MW hydroelectric plant and a 95% interest in the 140 MW Cobisa-Person project.

Energy Marketing:
- Two acquisitions were completed in April 1999 that significantly increase Energy Marketing's level of sales to large commercial and industrial customers in the Midwest. In total, the acquisitions add approximately 110 Bcf or over 20% to Energy Marketing's 1998 gas sales and exchange gas deliveries base of 466 Bcf.

- The Washington 10 storage project, for which MCN markets 100% of the 42 Bcf of storage capacity, neared completion and began injecting gas into storage. The storage field is expected to be fully operational in time for the 1999-2000 winter heating season.

GAS DISTRIBUTION
Results reflect earnings from new gas sales program and more favorable weather -- The Gas Distribution segment's earnings were $84.3 million for the 1999 first quarter, an increase of $21.6 million from the comparable 1998 period. Earnings for the 1999 twelve-month period were $93.4 million, which included $16.7 million of unusual charges. Excluding the unusual charges, earnings for the 1999 twelve-month period were $110.1 million, an increase of $30.2 million over the corresponding 1998 period. The earnings improvement for the 1999 first quarter reflects contributions from the new gas sales program, the impact of more favorable weather and an increase in other operating revenues. The increase in earnings for the 1999 twelve-month period reflects the impact of the gas sales program, an increase in other operating revenues, as well as significantly lower operating expenses. These improvements for the 1999 twelve-month period more than offset

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

the lower gross margins resulting from reduced gas sales and end user transportation deliveries which were caused by warmer weather.

                                                             QUARTER             12 MONTHS
                                                         ----------------    ------------------
                                                          1999      1998       1999       1998
                                                         ------    ------    --------    ------
GAS DISTRIBUTION OPERATIONS (in Millions)
Operating Revenues*
  Gas sales............................................  $443.0    $372.9    $  909.0  $  971.3
  End user transportation..............................    26.9      25.1        84.1      83.8
  Intermediate transportation..........................    14.7      18.0        60.0      58.4
  Other................................................    25.1      19.4        73.0      58.8
                                                         ------    ------    --------    ------
                                                          509.7     435.4     1,126.1   1,172.3
Cost of Gas............................................   255.7     220.7       497.1     555.6
                                                         ------    ------    --------    ------
Gross Margin...........................................   254.0     214.7       629.0     616.7
                                                         ------    ------    --------    ------
Other Operating Expenses*
  Operation and maintenance............................    70.5      63.1       264.0     274.6
  Depreciation, depletion and amortization.............    24.9      22.7        96.0     101.4
  Property and other taxes.............................    18.6      17.5        57.1      61.0
  Property write-down (Note 5).........................      --        --        24.8        --
                                                         ------    ------    --------    ------
                                                          114.0     103.3       441.9     437.0
                                                         ------    ------    --------    ------
Operating Income.......................................   140.0     111.4       187.1     179.7
                                                         ------    ------    --------    ------
Equity in Earnings of Joint Ventures...................      .4        .5          .9       2.0
                                                         ------    ------    --------    ------
Other Income and (Deductions)*
  Interest income......................................     1.0       1.0         5.7       4.5
  Interest expense.....................................   (13.8)    (15.4)      (55.9)    (56.2)
  Investment loss (Note 5).............................      --        --        (8.5)       --
  Minority interest....................................     (.3)      (.7)        6.1      (2.3)
  Other................................................      .4        .1          .2        .4
                                                         ------    ------    --------    ------
                                                          (12.7)    (15.0)      (52.4)    (53.6)
                                                         ------    ------    --------    ------
Income Before Income Taxes.............................   127.7      96.9       135.6     128.1
Income Taxes...........................................    43.4      34.2        42.2      48.3
                                                         ------    ------    --------    ------
Net Income
  Before unusual charges...............................    84.3      62.7       110.1      79.8
  Unusual charges (Note 5).............................      --        --       (16.7)       --
                                                         ------    ------    --------    ------
                                                         $ 84.3    $ 62.7    $   93.4    $ 79.8
                                                         ======    ======    ========    ======

* Includes intercompany transactions

GROSS MARGIN
Gas Distribution gross margin (operating revenues less cost of gas) increased $39.3 million and $12.3 million in the 1999 first quarter and twelve-month period, respectively, due primarily to approximately $22.5 million of margins generated in the current quarter under MichCon's new three-year gas sales program that began in January 1999 (Note 4a). Under the gas sales program, MichCon's gas sales rates include a gas commodity component that is fixed at $2.95 per thousand cubic feet (Mcf). As part of its gas acquisition strategy, MichCon has entered into fixed-price contracts at costs below $2.95 per Mcf for a substantial portion of its expected gas supply requirements through 2001. This strategy is likely to produce favorable margins in each of the three years.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Gross margins for the 1999 first quarter also reflect higher gas sales resulting from colder weather compared to the same 1998 period. Gross margins for the current twelve-month period reflect lower gas sales due to significantly warmer weather. Additionally, gross margins for both 1999 periods reflect revenues from the continued growth in other gas-related services as well as revenues from the three heating and cooling firms acquired in October 1998.

Gas Distribution's operations are very seasonal, with gross margins and earnings concentrated in the first and fourth quarters of each calendar year. By the end of the first quarter, the heating season is largely over, and Gas Distribution typically incurs substantially reduced gross margins and earnings in the second quarter and losses in the third quarter. The seasonal nature of Gas Distribution's operations is expected to be more pronounced as a result of MichCon's new gas sales program.

                                                                QUARTER           12 MONTHS
                                                            ---------------    ----------------
                                                            1999      1998      1999      1998
                                                            -----    ------    ------    ------
EFFECT OF WEATHER ON GAS MARKETS AND EARNINGS
  Percent Colder (Warmer) Than Normal.....................   (4.3)%   (18.8)%   (12.0)%    (6.9)%
  Increase (Decrease) From Normal in:
     Gas Markets (Bcf)....................................   (5.1)    (19.2)    (26.2)    (15.5)
     Net Income (in Millions).............................  $(5.1)   $(16.7)   $(23.7)   $(13.5)
     Diluted Earnings Per Share...........................  $(.06)   $ (.20)   $ (.30)   $ (.17)

Gas sales and end user transportation revenues in total increased by $71.9 million for the 1999 first quarter and decreased by $62.0 million for the 1999 twelve-month period. Revenues were affected by fluctuations in gas sales and end user transportation deliveries that increased 12.6 Bcf in the current quarter and decreased by 12.3 Bcf in the 1999 twelve-month period. The fluctuations in gas sales and end user transportation deliveries were due primarily to weather, which was 14.5% colder in the 1999 first quarter and 5.1% warmer in the current twelve-month period compared to the corresponding 1998 periods. Revenues were also impacted by variations in the cost of the gas commodity component of gas sales rates. As previously discussed, this gas commodity component was fixed under MichCon's new gas sales program at $2.95 per Mcf beginning in January 1999. Prior to 1999, MichCon's sales rates were set to recover all of its reasonably and prudently incurred gas costs. The gas commodity component of MichCon's sales increased $.18 per Mcf (6%) for the 1999 first quarter and decreased $.10 per Mcf (3%) for the 1999 twelve-month period.

                                                                QUARTER          12 MONTHS
                                                             --------------    --------------
                                                             1999     1998     1999     1998
                                                             -----    -----    -----    -----
GAS DISTRIBUTION MARKETS (in Bcf)
  Gas Sales................................................   92.6     80.0    184.7    194.3
  End User Transportation..................................   42.5     42.5    140.4    143.2
                                                             -----    -----    -----    -----
                                                             135.1    122.5    325.1    337.5
  Intermediate Transportation*.............................  127.4    148.4    516.5    594.3
                                                             -----    -----    -----    -----
                                                             262.5    270.9    841.6    931.8
                                                             =====    =====    =====    =====

* Includes intercompany volumes

INTERMEDIATE TRANSPORTATION revenues decreased $3.3 million in the 1999 first quarter and increased $1.6 million in the 1999 twelve-month period. Intermediate transportation revenues reflect lower off-system volumes of 21.0 Bcf and 77.8 Bcf in the 1999 first quarter and twelve-month period, respectively. A significant portion of the volume decrease was for customers who pay a fixed fee for intermediate transportation capacity regardless of actual usage. Although volumes associated with

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

these fixed-fee customers may vary, the related revenues are not affected. The increase in intermediate transportation revenues for the 1999 twelve-month period is due in part to increased fees generated from tracking the transfer of gas title on MichCon's transportation system.

OTHER OPERATING REVENUES increased $5.7 million and $14.2 million in the 1999 first quarter and twelve-month period, respectively. The improvements are due to an increase in appliance maintenance services and other gas-related services. Additionally, both 1999 periods reflect revenues from the acquisition of three heating and cooling firms in October 1998.

COST OF GAS
Cost of gas is affected by variations in sales volumes and cost of purchased gas as well as related transportation costs. Under the Gas Cost Recovery (GCR) mechanism that was in effect through December 1998 (Note 4b), MichCon's sales rates were set to recover all of its reasonably and prudently incurred gas costs. Therefore, fluctuations in cost of gas sold had little effect on gross margins. Under MichCon's new gas sales program, the gas commodity component of its sales rates is fixed. Accordingly, beginning in January 1999, changes in cost of gas sold directly impact gross margins and earnings.

Cost of gas sold increased $35.0 million in the 1999 first quarter and decreased $58.5 million in the 1999 twelve-month period, primarily due to variations in weather-driven sales volumes. Cost of gas sold was also impacted by a decrease in prices paid of $.06 per Mcf (2%) in the 1999 first quarter and $.22 per Mcf (8%) in the current twelve-month period.

OTHER OPERATING EXPENSES
OPERATION AND MAINTENANCE expenses increased $7.4 million in the 1999 first quarter and decreased $10.6 million in the 1999 twelve-month period. The increase in the 1999 quarter is due in part to additional computer system costs as well as advertising costs associated with MichCon's new gas sales program, partially offset by lower uncollectible gas accounts expense. The decrease in the 1999 twelve-month period reflects lower employee benefit costs, primarily pension and retiree healthcare costs, as well as lower uncollectible gas accounts expense. Additionally, both 1998 periods benefited from an interstate pipeline company refund.

DEPRECIATION AND DEPLETION increased $2.2 million in the 1999 first quarter and decreased $5.4 million in the 1999 twelve-month period. Depreciation on higher plant balances impacted both 1999 periods. Additionally, the twelve-month period comparison reflects the effect of lower depreciation rates for MichCon's utility property, plant and equipment that became effective in January 1998.

PROPERTY AND OTHER TAXES increased $1.1 million in the 1999 first quarter and decreased $3.9 million in the 1999 twelve-month period. The current quarter increase reflects higher Michigan Single Business Tax resulting from an increase in taxable income as well as higher property taxes due to an increase in plant balances. The decrease in the 1999 twelve-month period is attributable to lower Michigan Single Business Tax.

PROPERTY WRITE-DOWN of $24.8 million in the 1999 twelve-month period reflects the impairment of a Michigan gas gathering system (Note 5).

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

EQUITY IN EARNINGS OF JOINT VENTURES
Equity in earnings of joint ventures decreased $1.1 million in the 1999 twelve-month period due to increased losses from Gas Distribution's 47.5% interest in a Missouri gas distribution company that is expected to be sold in 1999.

OTHER INCOME AND DEDUCTIONS
Other income and deductions decreased $2.3 million in the 1999 first quarter and $1.2 million in the current twelve-month period. Both 1999 periods were impacted by lower interest costs primarily due to a decrease in the average interest rate on borrowings. Other income and deductions in the 1999 twelve-month period also reflect an unusual charge to write down the investment in a small natural-gas distribution company located in Missouri. Also impacting other income and deductions in the 1999 twelve-month period was a change in minority interest reflecting the joint venture partners' share of the write-down of certain Michigan gas gathering properties (Note 5).

INCOME TAXES
Income taxes for both 1999 periods were impacted by an increase in pre-tax earnings. Income tax comparisons were also affected by the favorable resolution of prior years' tax issues in the 1999 first quarter. Additionally, stock-related tax benefits were recorded in 1998 as well as a provision for tax issues.

OUTLOOK
Gas Distribution's strategy is to aggressively expand its role as the preferred provider of natural gas and high-value energy services within Michigan. Accordingly, Gas Distribution's objectives are to increase revenues and control costs in order to deliver strong shareholder returns and provide customers with high-quality service at competitive prices.

Gas Distribution has begun and plans to continue capitalizing on opportunities resulting from the gas industry restructuring. MichCon is currently implementing its Regulatory Reform Plan, which includes a comprehensive experimental three-year customer choice program that is designed to offer all sales customers added choices and greater price certainty. Beginning April 1, 1999, a limited number of customers have the option of purchasing natural gas from suppliers other than MichCon. However, MichCon will continue to transport and deliver the gas to the customers' premises at prices that maintain its previously existing sales margins. The Plan also suspended the GCR mechanism for customers who continue to purchase gas from MichCon and fixed the gas commodity component of MichCon's sales rates at $2.95 per Mcf for the three-year period that began in January 1999. The suspension of the GCR mechanism allows MichCon to profit from its ability to purchase gas at less than $2.95 per Mcf. Also beginning in 1999, an income sharing mechanism allows customers to share in profits when actual return on equity from utility operations exceeds predetermined thresholds.

Gas Distribution also plans to grow revenues and earnings by offering a variety of energy-related services, which include appliance maintenance. Growth in revenues is expected from the three heating and cooling firms acquired in October 1998 that have been integrated under MichCon Home Services, which is expanding its customer base and range of services.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

DISCONTINUED OPERATIONS
As part of its refocused strategic direction announced in late 1998, MCN decided to sell its E&P properties and has classified this segment as a discontinued operation. MCN completed the sale of the western U.S. portion of its E&P properties in April 1999 for approximately $165 million. In May 1999, MCN reached an agreement to sell its Midcontinent/Gulf Coast properties. Bids on all remaining properties have been received and the properties are expected to be sold in mid-1999. E&P operating results for 1999 will be deferred until the sales of such properties have been completed. E&P had losses of $274.7 million in the 1999 twelve-month period and income of $1.9 million and $22.0 million in the 1998 first quarter and twelve-month period, respectively. The 1999 twelve-month period included a total of $275.0 million of write-downs (Note 5).

CHANGES IN ACCOUNTING
In the 1999 first quarter, MCN adopted Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-up Activities" issued by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants. SOP 98-5 requires start-up and organizational costs to be expensed as incurred. This change in accounting principle resulted in the write-off of start-up and organization costs capitalized as of December 31, 1998. The cumulative effect of the change was to decrease earnings by $2.9 million for the 1999 first quarter and twelve-month period.

In the 1999 first quarter, MCN adopted the Emerging Issues Task Force consensus on Issue No. 98-10, "Accounting for Energy Trading and Risk Management Activities" (EITF 98-10). EITF 98-10 requires all energy trading contracts to be recognized in the balance sheet as either assets or liabilities measured at their fair value, with changes in fair value recognized in earnings. Adoption of EITF 98-10 did not have a material impact on MCN's financial statements.

CAPITAL RESOURCES AND LIQUIDITY

                                                                   QUARTER
                                                              ------------------
                                                               1999       1998
                                                              -------    -------
CASH AND CASH EQUIVALENTS (in Millions)
Cash Flow Provided From (Used For):
  Operating activities......................................  $ 202.9    $ 155.2
  Financing activities......................................   (100.2)     (40.8)
  Investing activities......................................    (84.9)    (114.2)
                                                              -------    -------
Net Increase in Cash and Cash Equivalents...................  $  17.8    $    .2
                                                              =======    =======

OPERATING ACTIVITIES
MCN's cash flow from operating activities increased $47.7 million during the 1999 first quarter as compared to the same 1998 period. The increase was due primarily to higher earnings, after adjusting for non-cash items (depreciation, change in accounting and deferred taxes).

FINANCING ACTIVITIES
MCN's cash flow used for financing activities increased $59.4 million during the 1999 first quarter. The change primarily reflects lower debt and equity issuances, net of debt repayments, in the 1999 quarter compared to the same 1998 period. Proceeds from the expected sale of MCN's E&P properties in mid-1999 will be used to repay commercial paper and bank borrowings. A summary of MCN's significant financing activities and financing plans during 1999 follows.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Prior to mid-February 1999, MCN issued new shares of common stock pursuant to its Dividend Reinvestment and Stock Purchase Plan and various employee benefit plans. MCN generated $.2 million in the 1999 first quarter and $5.6 million in the 1998 first quarter from common stock issuances under these plans. Beginning in mid-February 1999, shares issued under these plans are being acquired by MCN through open market purchases.

MCN's 5,865,000 of Preferred Redeemable Increased Dividend Equity Securities (Enhanced PRIDES) matured in April 1999. Each security represented a contract to purchase one share of MCN common stock. Upon conversion of the Enhanced PRIDES, MCN received cash proceeds totaling approximately $135.0 million. The proceeds were used to repay a $130.0 million medium-term note of Diversified Energy that came due in May 1999.

In March 1999, MCN entered into a $150 million revolving credit agreement that expires in October 1999. Borrowings under the credit agreement will be used to fund capital investments and for general corporate purposes. There were no amounts outstanding under this credit agreement as of March 31, 1999.

DIVERSIFIED ENERGY
The Diversified Energy group maintains credit lines that allow for borrowings of up to $200 million under a 364-day revolving credit facility and up to $200 million under a three-year revolving credit facility. These facilities support Diversified Energy's commercial paper program, which is used to finance capital investments and to finance Energy Marketing's working capital requirements. During the first three months of 1999, Diversified Energy's commercial paper and bank borrowings outstanding increased by $143.5 million, leaving borrowings of $368.8 million outstanding under this program at March 31, 1999.

MCN received approximately $165 million in April 1999 from the sale of its western E&P properties. Proceeds from the sale were used to repay outstanding debt at the MCN Corporate and Diversified Energy levels. Proceeds from the sale of additional E&P properties are expected in mid-1999 and will be used to repay outstanding borrowings and for general corporate purposes.

MCN repaid $80 million of medium-term notes and $130 million of medium-term notes that came due in February 1999 and May 1999, respectively.

GAS DISTRIBUTION
Cash and cash equivalents normally increase and short-term debt is reduced in the first part of each year as gas inventories are depleted and funds are received from winter heating sales. During the latter part of the year, cash and cash equivalents normally decrease as funds are used to finance increases in gas inventories and customer accounts receivable. To meet its seasonal short-term borrowing needs, MichCon normally issues commercial paper that is backed by credit lines with several banks. MichCon has established credit lines that allow for borrowings of up to $150 million under a 364-day revolving credit facility and up to $150 million under a three-year revolving credit facility. During the first three months of 1999, MichCon repaid $113.3 million of commercial paper, leaving borrowings of $106.6 million outstanding under this program at March 31, 1999.

During the 1999 second quarter, MichCon anticipates issuing approximately $110 million of debt. MichCon repaid $20 million of first mortgage bonds that matured in May 1999 and $30 million of first mortgage bonds that matured in June 1999.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

INVESTING ACTIVITIES
MCN's cash used for investing activities decreased $29.3 million in the 1999 first quarter as compared to the same 1998 period. The decrease was due primarily to lower capital investments and proceeds from the sale of property and investments.

Capital investments equaled $132.9 million in the 1999 first quarter compared to $194.1 million for the same period in 1998. The 1999 investments include significantly lower levels of investments in E&P properties and gas distribution facilities.

                                                                  QUARTER
                                                              ---------------
                                                               1999     1998
                                                              ------   ------
CAPITAL INVESTMENTS (in Millions)
Consolidated Capital Expenditures:
  Diversified Energy........................................  $ 17.7   $ 17.1
  Gas Distribution..........................................    24.4     38.5
  Discontinued Operations...................................    39.2     64.9
                                                              ------   ------
                                                                81.3    120.5
                                                              ------   ------
MCN's Share of Joint Venture Capital Expenditures:*
  Pipelines & Processing....................................    39.8     37.0
  Energy Marketing, Gas Storage & Electric Power............     6.8      1.5
  Other.....................................................      --       .2
                                                              ------   ------
                                                                46.6     38.7
                                                              ------   ------
Acquisitions................................................     5.0     34.9
                                                              ------   ------
Total Capital Investments...................................  $132.9   $194.1
                                                              ======   ======

* A portion of joint venture capital expenditures is financed with joint venture debt

Total capital investments were partially funded from the sale of certain E&P properties and joint venture investments that totaled $29.0 million in the 1999 first quarter.

OUTLOOK
1999 capital investments to range between $650 million and $750 million -- MCN's strategic direction is to grow by investing in a diverse portfolio of energy-related projects. For 1999, MCN anticipates investing between $650 million and $750 million, of which 80% is expected to be within the Diversified Energy group.

The proposed level of investments for 1999 and future years could increase capital requirements materially in excess of internally generated funds and require the issuance of additional debt and equity securities. MCN's external capital requirements will also depend on proceeds received from the sale of assets. General market conditions will also dictate the timing and amount of future issuances. It is management's opinion that MCN and its subsidiaries will have sufficient capital resources, both internal and external, to meet anticipated capital and operating requirements.

YEAR 2000

As discussed in MCN's 1998 Annual Report on Form 10-K/A, MCN has implemented a corporate-wide, four-phase Year 2000 approach consisting of: i) inventory -- identification of the components of MCN's systems, equipment and facilities; ii) assessment -- assessing Year 2000 readiness and prioritizing the risks of items identified in the inventory phase; iii) remediation --

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

upgrading, repairing and replacing non-compliant systems, equipment and facilities; and iv) testing -- verifying items remediated. MCN is generally on schedule to have its mission critical business systems, and measurement and control systems (including embedded microprocessors) Year 2000 ready as detailed below. The extension of the program to September 1999 reflects MCN's determination that additional testing and remediation is appropriate for some critical business and control systems for both MCN and its partners and vendors. The estimated completion status of these systems and the projected status for the future follows:

                                                   Inventory    Assessment    Remediation    Testing
                                                   ---------    ----------    -----------    -------
Business Systems:
  March 31, 1999...............................      100%          100%           80%          45%
  June 30, 1999................................      100%          100%           95%          85%
  September 30, 1999...........................      100%          100%          100%         100%
Measurement and Control Systems:
  March 31, 1999...............................       98%           98%           93%          88%
  June 30, 1999................................      100%          100%           98%          98%
  September 30, 1999...........................      100%          100%          100%         100%

Costs associated with the Year 2000 issue are not expected to have a material adverse effect on MCN results of operation, liquidity and financial condition. The total costs are estimated to be between $5 million and $6 million of which approximately $3.9 million was incurred through March 1999. This estimate does not include MCN's share of Year 2000 costs that may be incurred by partnerships and joint ventures. The anticipated costs are not higher due in part to the ongoing replacement of significant old systems. New systems in process of being installed, as well as those installed over the past few years, are Year 2000 ready. These systems were necessary to maintain a high level of customer satisfaction and to respond to changes in regulation and increased competition within the energy industry.

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

In order to reduce its Year 2000 risk, MCN is developing contingency plans for mission-critical processes in the event of a Year 2000 complication. Contingency plans for several essential gas transmission facilities continue to be tested under a "power outage" scenario and have achieved excellent results. Contingency plans will continue to be refined throughout 1999 as MCN works with partners, operators, suppliers and governmental agencies.

MARKET RISK INFORMATION

As discussed in MCN's 1998 Annual Report on Form 10-K/A, MCN manages commodity price and interest rate risk through the use of various derivative instruments and limits the use of such instruments to hedging activities. A discussion and analysis of the events and factors that have changed MCN's commodity price, interest rate and foreign currency risk during the 1999 first quarter follows.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

COMMODITY PRICE RISK
Natural gas and oil futures, options and swap agreements are used to manage Diversified Energy's exposure to the risk of market price fluctuations on gas sale and purchase contracts, gas and oil production and gas inventories. MCN is entering into offsetting positions for existing hedges of E&P's gas and oil production from properties that are expected to be sold in 1999. As a result of entering into the offsetting positions, as well as changes in commodity prices that occurred during the 1999 first quarter, there have been material changes in the outcome of the sensitivity analysis performed for commodity price risk at March 31, 1999 as compared to December 31, 1998.

As discussed in MCN's 1998 Annual Report on Form 10-K/A, a sensitivity analysis calculates the change in fair values of MCN's natural gas and oil futures and swap agreements given a hypothetical 10% increase or decrease in commodity prices utilizing applicable forward commodity rates in effect at the end of the reporting period.

The results of the sensitivity analysis calculations follow:

                                                    March 31, 1999              December 31, 1998
                                              --------------------------    --------------------------
                                               Assuming       Assuming       Assuming       Assuming
                                                 a 10%          a 10%          a 10%          a 10%
                                              Increase in    Decrease in    Increase in    Decrease in
                                               Commodity      Commodity      Commodity      Commodity
                                                Prices         Prices         Prices         Prices
              (in Millions)                   -----------    -----------    -----------    -----------
Commodity Price Sensitive:*
Swaps: Pay fixed/receive variable.........       $ 77.5        $(77.5)         $ 53.6        $(53.6)
        Pay variable/receive fixed........       $(67.0)       $ 67.0          $(54.0)       $ 54.0
Futures: Longs............................       $   .5        $  (.5)         $  1.9        $ (1.9)
         Shorts...........................       $ (8.1)       $  8.1          $  (.1)       $   .1

* Includes only the risk related to the derivative instruments that serve as hedges and does not include the related underlying hedged item.

As discussed in Note 2 to the Consolidated Financial Statements, MCN's non-utility energy marketing subsidiary entered into unauthorized gas purchase and sale contracts for trading purposes. MCN is exposed to natural gas price risk on such contracts that have not been effectively closed that totaled 11 Bcf at March 31, 1999 and 44 Bcf at December 31, 1998. A 10% unfavorable change in basis would have reduced the fair value of such open contracts by $.2 million at March 31, 1999 and by $1.2 million at December 31, 1998. A 10% favorable change in basis would have increased the fair value of such contracts by corresponding amounts for the March 31, 1999 and December 31, 1998 periods.

INTEREST RATE RISK
MCN is subject to interest rate risk in connection with the issuance of variable and fixed-rate debt and preferred securities. In order to manage interest costs and risk, MCN uses interest rate swap agreements to exchange fixed and variable-rate interest payment obligations over the life of the agreements without exchange of the underlying principal amounts. During the 1999 first quarter, there have not been any events or factors that have caused any material changes to MCN's interest rate risk.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Concluded)

FOREIGN CURRENCY RISK
MCN is subject to foreign currency risk as a result of its investments in foreign joint ventures, which are primarily located in India. During the 1999 first quarter, MCN reached an agreement to sell its interest in TPL for approximately $130 million. The sale is subject to certain regulatory approvals and is expected to be completed in the third quarter of 1999. This sale will significantly reduce MCN's foreign currency risk.

NEW ACCOUNTING PRONOUNCEMENTS

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

FORWARD-LOOKING STATEMENTS

The Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve certain risks and uncertainties as set forth in MCN's 1998 Annual Report on Form 10-K/A.

The Year 2000 disclosure is a Year 2000 Readiness Disclosure under the Year 2000 Information and Readiness Disclosure Act. Therefore, MCN claims the full protections established by the Act.

AVAILABLE INFORMATION

The following information is available without charge to shareholders and other interested parties: the Form 10-K/A Annual Report; the Form 10-Q Quarterly Reports and the Annual and Quarterly Statistical Supplements. To request these publications, shareholders and other interested parties are instructed to contact: MCN Investor Relations, 500 Griswold Street, Detroit, Michigan 48226,
(800) 548-4655. Information is also available on MCN's website at http://www.mcnenergy.com.

                     MCN ENERGY GROUP INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
--------------------------------------------------------------------------------

                                                               THREE MONTHS ENDED       TWELVE MONTHS ENDED
                                                                    MARCH 31,                MARCH 31,
                                                              ---------------------   -----------------------
                                                                            1998                      1998
                                                                         (Restated)                (Restated)
                                                                1999       Note 2        1999        Note 2
(in Thousands, Except Per Share Amounts)                      --------   ----------   ----------   ----------
OPERATING REVENUES..........................................  $767,672    $658,584    $1,989,282   $1,968,690
                                                              --------    --------    ----------   ----------
OPERATING EXPENSES
 Cost of gas................................................   494,019     437,032     1,319,359    1,326,395
 Operation and maintenance..................................    82,241      71,353       312,849      305,080
 Depreciation, depletion and amortization...................    26,319      23,754       101,479      104,991
 Property and other taxes...................................    19,226      18,552        60,177       63,035
 Property write-downs and restructuring charges (Note 5)....        --          --       175,341           --
                                                              --------    --------    ----------   ----------
                                                               621,805     550,691     1,969,205    1,799,501
                                                              --------    --------    ----------   ----------
OPERATING INCOME............................................   145,867     107,893        20,077      169,189
                                                              --------    --------    ----------   ----------
EQUITY IN EARNINGS OF JOINT VENTURES........................    12,458      16,761        57,922       56,159
                                                              --------    --------    ----------   ----------
OTHER INCOME AND (DEDUCTIONS)
 Interest income............................................     1,375       4,210         7,632       13,019
 Interest on long-term debt.................................   (16,505)    (13,160)      (63,988)     (55,977)
 Other interest expense.....................................    (5,591)     (5,063)      (19,334)     (10,244)
 Dividends on preferred securities of subsidiaries..........    (4,972)     (5,209)      (17,376)     (17,993)
 Investment loss (Note 5)...................................        --          --        (8,500)          --
 Minority interest..........................................      (319)       (610)        6,283       (2,221)
 Other......................................................     1,320      12,696           222       20,473
                                                              --------    --------    ----------   ----------
                                                               (24,692)     (7,136)      (95,061)     (52,943)
                                                              --------    --------    ----------   ----------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME
 TAXES......................................................   133,633     117,518       (17,062)     172,405
INCOME TAX PROVISION (BENEFIT)..............................    45,218      40,578       (14,860)      62,280
                                                              --------    --------    ----------   ----------
INCOME FROM CONTINUING OPERATIONS...........................    88,415      76,940        (2,202)     110,125
DISCONTINUED OPERATIONS, NET OF TAXES (Note 6)..............        --       1,942      (274,733)      22,067
                                                              --------    --------    ----------   ----------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING
 CHANGE.....................................................    88,415      78,882      (276,935)     132,192
CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF TAXES (NOTE
 3).........................................................    (2,872)         --        (2,872)          --
                                                              --------    --------    ----------   ----------
NET INCOME (LOSS)...........................................  $ 85,543    $ 78,882    $ (279,807)  $  132,192
                                                              ========    ========    ==========   ==========
BASIC EARNINGS (LOSS) PER SHARE (Note 10)
 Continuing operations......................................  $   1.11    $    .98    $     (.03)  $     1.46
 Discontinued operations (Note 6)...........................        --         .03         (3.47)         .29
 Cumulative effect of accounting change (Note 3)............      (.04)         --          (.04)          --
                                                              --------    --------    ----------   ----------
                                                              $   1.07    $   1.01    $    (3.54)  $     1.75
                                                              ========    ========    ==========   ==========
DILUTED EARNINGS (LOSS) PER SHARE (Note 10)
 Continuing operations......................................  $   1.06    $    .93    $     (.03)  $     1.43
 Discontinued operations (Note 6)...........................        --         .02         (3.42)         .27
 Cumulative effect of accounting change (Note 3)............      (.04)         --          (.04)          --
                                                              --------    --------    ----------   ----------
                                                              $   1.02    $    .95    $    (3.49)  $     1.70
                                                              ========    ========    ==========   ==========
AVERAGE COMMON SHARES OUTSTANDING
 Basic......................................................    79,413      78,365        79,081       75,658
                                                              ========    ========    ==========   ==========
 Diluted....................................................    85,064      84,504        80,194       81,439
                                                              ========    ========    ==========   ==========
DIVIDENDS DECLARED PER SHARE................................  $  .2550    $  .2550    $   1.0200   $    .9950
                                                              ========    ========    ==========   ==========
-------------------------------------------------------------------------------------------------------------

       CONSOLIDATED STATEMENT OF RETAINED EARNINGS (DEFICIT) (Unaudited)
--------------------------------------------------------------------------------

                                                               THREE MONTHS ENDED      TWELVE MONTHS ENDED
                                                                    MARCH 31,               MARCH 31,
                                                              ---------------------   ----------------------
                                                                            1998                     1998
                                                                         (Restated)               (Restated)
                                                                1999       Note 2       1999        Note 2
(in Thousands)                                                --------   ----------   ---------   ----------
BALANCE -- BEGINNING OF PERIOD..............................  $ (2,977)  $ 365,730    $ 424,157    $368,511
ADD -- NET INCOME (LOSS)....................................    85,543      78,882     (279,807)    132,192
                                                              --------   ---------    ---------    --------
                                                                82,566     444,612      144,350     500,703
DEDUCT -- CASH DIVIDENDS DECLARED...........................    19,791      20,455       81,575      76,546
                                                              --------   ---------    ---------    --------
BALANCE -- END OF PERIOD....................................  $ 62,775   $ 424,157    $  62,775    $424,157
                                                              ========   =========    =========    ========
------------------------------------------------------------------------------------------------------------

The notes to the consolidated financial statements are an integral part of these statements.

                     MCN ENERGY GROUP INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF FINANCIAL POSITION (Unaudited)
--------------------------------------------------------------------------------

                                                                       MARCH 31,            DECEMBER 31,
                                                                ------------------------    ------------
                                                                                 1998           1998
                                                                              (Restated)     (Restated)
                                                                   1999         Note 2         Note 2
(in Thousands)                                                  ----------    ----------    ------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents, at cost (which approximates
    market value)...........................................    $   34,833    $   39,713     $   17,039
  Accounts receivable, less allowance for doubtful accounts
    of $13,411, $18,661 and $9,655, respectively............       431,783       434,541        400,120
  Accrued unbilled revenues.................................        77,335        64,246         87,888
  Gas in inventory (Note 7).................................        90,122        65,112        147,387
  Property taxes assessed applicable to future periods......        63,064        56,726         72,551
  Other.....................................................        50,062        62,675         42,472
                                                                ----------     ---------     ----------
                                                                   747,199       723,013        767,457
                                                                ----------    ----------     ----------
DEFERRED CHARGES AND OTHER ASSETS
  Deferred income taxes.....................................        29,054            --         50,547
  Investments in debt and equity securities.................        68,920        49,986         69,705
  Deferred swap losses and receivables (Note 13)............        48,510        67,053         63,147
  Deferred environmental costs..............................        31,056        30,351         30,773
  Prepaid benefit costs.....................................       122,061        79,869        111,775
  Other.....................................................       107,511        82,307         98,940
                                                                ----------     ---------     ----------
                                                                   407,112       309,566        424,887
                                                                ----------    ----------     ----------
INVESTMENTS IN AND ADVANCES TO JOINT VENTURES
  Pipelines & Processing....................................       543,709       359,051        521,711
  Electric Power............................................       242,491       195,441        231,668
  Energy Marketing..........................................        29,888        23,441         29,435
  Gas Distribution (Note 5).................................         1,628         8,906          1,478
  Other.....................................................        18,632        18,916         18,939
                                                                ----------     ---------     ----------
                                                                   836,348       605,755        803,231
                                                                ----------    ----------     ----------
PROPERTY, PLANT AND EQUIPMENT
  Pipelines & Processing (Note 5)...........................        45,771        61,670         48,706
  Gas Distribution (Note 5).................................     2,938,831     2,832,622      2,916,540
  Exploration & Production (Note 6).........................     1,051,512     1,363,663      1,040,047
  Other.....................................................        49,446        29,304         36,124
                                                                ----------    ----------     ----------
                                                                 4,085,560     4,287,259      4,041,417
Less -- Accumulated depreciation and depletion..............     1,688,538     1,520,994      1,644,094
                                                                ----------    ----------     ----------
                                                                 2,397,022     2,766,265      2,397,323
                                                                ----------    ----------     ----------
                                                                $4,387,681    $4,404,599     $4,392,898
                                                                ==========    ==========     ==========
--------------------------------------------------------------------------------------------------------

The notes to the consolidated financial statements are an integral part of this statement.

                     MCN ENERGY GROUP INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF FINANCIAL POSITION (Unaudited)
--------------------------------------------------------------------------------

                                                                       MARCH 31,            DECEMBER 31,
                                                                ------------------------    ------------
                                                                                 1998           1998
                                                                              (Restated)     (Restated)
                                                                   1999         Note 2         Note 2
(in Thousands)                                                  ----------    ----------    ------------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable..........................................    $  258,366    $  283,600     $  304,349
  Notes payable.............................................       534,639       172,751        618,851
  Current portion of long-term debt and capital lease
    obligations.............................................       188,427        29,538        269,721
  Gas inventory equalization (Note 7).......................        79,559        70,900             --
  Federal income, property and other taxes payable..........        89,734        90,090         69,465
  Deferred gas cost recovery revenues (Note 4b).............            --        18,937         14,980
  Gas payable...............................................        37,515        21,232         42,669
  Customer deposits.........................................        17,476        15,343         18,791
  Other.....................................................        98,450        79,496        108,310
                                                                ----------     ---------     ----------
                                                                 1,304,166       781,887      1,447,136
                                                                ----------    ----------     ----------
DEFERRED CREDITS AND OTHER LIABILITIES
  Deferred income taxes.....................................            --       163,686             --
  Unamortized investment tax credit.........................        29,569        32,577         30,056
  Tax benefits amortizable to customers.....................       129,494       123,189        130,120
  Deferred swap gains and payables (Note 13)................        51,605        49,216         62,956
  Accrued environmental costs...............................        34,888        35,000         35,000
  Minority interest.........................................        10,405        20,276         10,898
  Other.....................................................        77,623        69,105         75,439
                                                                ----------    ----------     ----------
                                                                   333,584       493,049        344,469
                                                                ----------    ----------     ----------
LONG-TERM DEBT, INCLUDING CAPITAL LEASE OBLIGATIONS
  (NOTE 9)..................................................     1,392,850     1,415,494      1,307,168
                                                                ----------    ----------     ----------
MCN-OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF
  SUBSIDIARIES HOLDING SOLELY DEBENTURES OF MCN.............       502,157       504,869        502,203
                                                                ----------    ----------     ----------
CONTINGENCIES (Note 12)
COMMON SHAREHOLDERS' EQUITY
  Common stock..............................................           798           788            797
  Additional paid-in capital................................       830,450       815,364        832,966
  Retained earnings.........................................        62,775       424,157         (2,977)
  Accumulated other comprehensive loss (Note 11)............       (16,811)       (9,085)       (16,576)
  Yield enhancement, contract and issuance costs............       (22,288)      (21,924)       (22,288)
                                                                ----------    ----------     ----------
                                                                   854,924     1,209,300        791,922
                                                                ----------    ----------     ----------
                                                                $4,387,681    $4,404,599     $4,392,898
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

                     MCN ENERGY GROUP INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
--------------------------------------------------------------------------------

                                                                THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ----------------------
                                                                             1998
                                                                          (Restated)
                                                                1999        Note 2
(in Thousands)                                                ---------   ----------
CASH FLOW FROM OPERATING ACTIVITIES
  Net income................................................  $  85,543   $  78,882
  Adjustments to reconcile net income to net cash provided
    from operating activities Depreciation, depletion and
    amortization
      Per statement of operations...........................     26,319      23,754
      Charged to discontinued operations and other
       accounts.............................................     21,035      23,090
    Cumulative effect of accounting change (Note 3).........      2,872          --
    Deferred income taxes -- current........................     (5,489)     (8,822)
    Deferred income taxes and investment tax credit, net....     22,495      10,151
    Equity in earnings of joint ventures, net of
     distributions..........................................     (3,390)     (8,670)
    Other...................................................     (1,138)        622
    Changes in assets and liabilities, exclusive of changes
     shown separately.......................................     54,622      36,217
                                                              ---------   ---------
      Net cash provided from operating activities...........    202,869     155,224
                                                              ---------   ---------
CASH FLOW FROM FINANCING ACTIVITIES
  Notes payable, net........................................    (84,212)   (138,618)
  Dividends paid............................................    (19,791)    (20,455)
  Issuance of common stock..................................        226       5,584
  Reacquisition of common stock.............................       (977)         --
  Issuance of long-term debt................................         --     204,609
  Long-term commercial paper and bank borrowings............     92,344     (90,357)
  Retirement of long-term debt and preferred securities
    (Note 9)................................................    (87,781)     (5,181)
  Other.....................................................         --       3,634
                                                              ---------   ---------
      Net cash used for financing activities................   (100,191)    (40,784)
                                                              ---------   ---------
CASH FLOW FROM INVESTING ACTIVITIES
  Capital expenditures......................................    (81,320)   (120,503)
  Acquisitions..............................................     (1,602)    (13,232)
  Investment in debt and equity securities, net.............        (12)     46,468
  Investment in joint ventures..............................    (27,648)    (37,810)
  Sale of property and joint venture interests..............     28,986       9,147
  Return of investment in joint ventures....................      1,136       2,591
  Other.....................................................     (4,424)       (883)
                                                              ---------   ---------
      Net cash used for investing activities................    (84,884)   (114,222)
                                                              ---------   ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS...................     17,794         218
CASH AND CASH EQUIVALENTS, JANUARY 1........................     17,039      39,495
                                                              ---------   ---------
CASH AND CASH EQUIVALENTS, MARCH 31.........................  $  34,833   $  39,713
                                                              =========   =========
CHANGES IN ASSETS AND LIABILITIES, EXCLUSIVE OF CHANGES
  SHOWN SEPARATELY
  Accounts receivable, net..................................  $ (32,348)  $ (30,077)
  Accrued unbilled revenues.................................     10,553      28,764
  Accrued/deferred gas cost recovery revenues, net..........    (14,980)     31,799
  Gas in inventory..........................................     57,265      (8,335)
  Accounts payable..........................................    (41,183)    (58,595)
  Federal income, property and other taxes payable..........     20,269       3,264
  Gas payable...............................................     (5,154)     12,915
  Gas inventory equalization................................     79,559      70,900
  Prepaid/accrued benefit costs, net........................     (9,678)      1,024
  Other current assets and liabilities, net.................     (5,402)    (11,784)
  Deferred assets and liabilities, net......................     (4,279)     (3,658)
                                                              ---------   ---------
                                                              $  54,622   $  36,217
                                                              =========   =========
SUPPLEMENTAL DISCLOSURES
  Cash paid during the year for:
    Interest, net of amounts capitalized....................  $  34,673   $  37,344
    Federal income taxes....................................  $      --   $   1,500

--------------------------------------------------------------------------------
The notes to the consolidated financial statements are an integral part of this statement.

                     MCN ENERGY GROUP INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL

The accompanying consolidated financial statements should be read in conjunction with MCN's 1998 Annual Report on Form 10-K/A. Certain reclassifications have been made to the prior year's financial statements to conform with the 1999 presentation. In the opinion of management, the unaudited information furnished herein reflects all adjustments necessary for a fair presentation of the financial statements for the periods presented.

Because of seasonal and other factors, revenues, expenses, net income and earnings per share for the interim periods should not be construed as representative of revenues, expenses, net income and earnings per share for all or any part of the balance of the current year or succeeding periods.

2. RESTATEMENT

As discussed in MCN's 1998 Annual Report on Form 10-K/A, subsequent to the issuance of MCN's December 31, 1998 financial statements, certain matters came to management's attention and resulted in a special investigation of prior years' operations of CoEnergy Trading Company (CTC), MCN's non-utility energy marketing subsidiary. As a result of the investigation, MCN identified that its internal controls had been overridden and that certain transactions had not been properly accounted for. Specifically, the investigation concluded that CTC had entered into gas supply contracts and agreed to pay significantly less than market prices in one period in return for above-market prices to be paid in subsequent periods through March 2000. The effect of these transactions was to improperly delay the accrual of cost of gas expenses, resulting in the understatement of net income for the 1998 first quarter by $870,000 and the overstatement of net income for the 1998 twelve-month period by $5,533,000.

Additionally, the investigation identified that CTC had entered into certain unauthorized gas purchase and sale contracts for trading purposes. The unauthorized transactions violate MCN's risk-management policy that requires all such activities to be reviewed and approved by a risk committee that reports regularly to the MCN Board of Directors. The gas purchase and sale contracts entered into in connection with trading activities, some of which remain in effect through March 2000, were not accounted for properly using the required mark-to-market method, under which unrealized gains and losses are recorded as an adjustment to cost of gas. The effect of not properly accounting for these transactions was the overstatement of net income for the 1998 first quarter by $2,476,000 and the overstatement of net income for the 1998 twelve-month period by $3,235,000. However, net income of $911,000 and $2,735,000 was realized and recorded in connection with these trading activities in the 1998 quarter and twelve-month period, respectively, resulting in a net loss of $1,565,000 in the 1998 first quarter and $500,000 in the 1998 twelve-month period from such activities. From the inception of these trading activities in March 1997 through March 1999, $5,721,000 of net income was realized and recorded in connection with these trading activities. However, marking these contracts to market, as required, results in a previously unrecorded net unrealized loss of $8,435,000 through March 1999, indicating a net loss of $2,714,000 from such activities.

Other items identified during the investigation resulted in the overstatement of net income for the 1998 first quarter by $22,000 and the overstatement of net income for the 1998 twelve-month period by $87,000.

The 1998 information in the accompanying consolidated financial statements has been restated from amounts originally reported to properly account for the transactions identified. A summary of the significant effects of the restatement on MCN's March 31, 1998 financial statements is as follows:

                                                      THREE MONTHS ENDED        TWELVE MONTHS ENDED
                                                        MARCH 31, 1998             MARCH 31, 1998
                                                    ----------------------    ------------------------
                                                    Previously                Previously
                                                     Reported*    Restated     Reported*     Restated
                                                    ----------    --------    ----------    ----------
(in Thousands , Except Per Share Amounts)
CONSOLIDATED STATEMENT OF OPERATIONS
  Cost of Gas...................................     $434,528     $437,032    $1,312,774    $1,326,395
  Income From Continuing Operations Before
     Income Taxes...............................     $120,022     $117,518    $  186,026    $  172,405
  Income Tax Provision..........................     $ 41,454     $ 40,578    $   67,046    $   62,280
  Income From Continuing Operations.............     $ 78,568     $ 76,940    $  118,980    $  110,125
  Net Income....................................     $ 80,510     $ 78,882    $  141,047    $  132,192
  Basic Earnings Per Share
     Continuing Operations......................     $   1.00     $    .98          1.57    $     1.46
     Continuing and Discontinued Operations.....     $   1.03     $   1.01    $     1.86    $     1.75
  Diluted Earnings Per Share
     Continuing Operations......................     $    .95     $    .93          1.54    $     1.43
     Continuing and Discontinued Operations.....     $    .97     $    .95          1.81    $     1.70

                                                         MARCH 31, 1998
                                                    ------------------------
                                                    Previously
                                                     Reported      Restated
                                                    ----------    ----------
CONSOLIDATED STATEMENT OF FINANCIAL POSITION
  Accounts Receivable...........................    $  434,004    $  434,541
  Accounts Payable..............................    $  266,596    $  283,600
  Federal Income, Property and Other Taxes
     Payable....................................    $   95,852    $   90,090
  Common Shareholders' Equity...................    $1,220,005    $1,209,300

* Amounts reflect the reclassification of MCN's Exploration & Production (E&P) segment as a discontinued operation (Note 6).


3. ACCOUNTING FOR START-UP ACTIVITIES

In January 1999, MCN adopted Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-up Activities," issued by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants. SOP 98-5 requires start-up and organizational costs to be expensed as incurred. This change in accounting principle resulted in the write-off of start-up and organization costs capitalized as of December 31, 1998. The cumulative effect of the change was to decrease earnings by $4,418,000 pre-tax ($2,872,000 net of taxes) for the three-and twelve-month periods ended March 31, 1999.

4. REGULATORY MATTERS

     A. REGULATORY REFORM PLAN

     As discussed in MCN's 1998 Annual Report on Form 10-K/A, MichCon implemented its Regulatory Reform Plan in January 1999. The plan includes a new three-year gas sales program under which MichCon's gas sales rates include a gas commodity component that is fixed at

     $2.95 per thousand cubic feet (Mcf). As part of its gas acquisition strategy, MichCon has entered into fixed-price contracts at costs below $2.95 per Mcf for a substantial portion of its expected gas supply requirements through 2001.

     The plan also includes a comprehensive experimental three-year customer choice program, which is subject to annual caps on the level of participation. The customer choice program began in April 1999, when approximately 70,000 customers chose to purchase natural gas from suppliers other than MichCon. Plan years begin April 1 of each year, and the number of customers allowed to participate in the plan is limited to 75,000 in 1999, 150,000 in 2000 and 225,000 in 2001. There is also a volume limitation on commercial and industrial participants. The volume limitation for these participants is 10 billion cubic feet (Bcf) in 1999, 20 Bcf in 2000 and 30 Bcf in 2001. MichCon will continue to transport and deliver the gas to the customers' premises at prices that maintain its previously existing sales margins. Various parties have appealed the Michigan Public Service Commission's (MPSC) approval of the plan. While management believes the plan will be upheld on appeal, there can be no assurance as to the outcome.

     B. GAS COST RECOVERY PROCEEDINGS

     Prior to January 1999, the Gas Cost Recovery (GCR) process allowed MichCon to recover its cost of gas sold if the MPSC determined that such costs were reasonable and prudent. An annual GCR reconciliation proceeding provided a review of gas costs incurred during the previous year and determined whether gas costs had been overcollected or undercollected, and as a result, whether a refund or surcharge, including interest, was required to be returned to or collected from GCR customers. The GCR process was suspended with the implementation of MichCon's Regulatory Reform Plan in January 1999.

     In February 1999, MichCon filed its final GCR reconciliation case covering gas costs incurred during 1998 which indicates an overrecovery of $18,000,000, including interest. Management believes that 1998 gas costs were reasonable and prudent and that the MPSC will approve the gas costs incurred. However, management cannot predict the outcome of this proceeding. During the first quarter of 1999, MichCon refunded the overrecovery to customers as a reduction in gas sale rates.

5. PROPERTY WRITE-DOWNS, INVESTMENT LOSS AND RESTRUCTURING CHARGES

As discussed in MCN's 1998 Annual Report on Form 10-K/A, MCN recorded several unusual charges in 1998, consisting of property write-downs, an investment loss and restructuring charges, which reduced MCN's earnings for the 1999 twelve-month period by $183,841,000 pre-tax ($114,578,000 net of taxes and minority interest). A discussion of each unusual charge by segment follows:

Pipelines & Processing recorded a $133,782,000 pre-tax ($86,959,000 net of taxes) write-off of its coal fines project equal to the carrying value of the plants, reflecting the likely inability to recover such costs. MCN is seeking to maximize the value of its investment in the coal fines project, but is unable to predict the outcome of such efforts.

MCN also recorded an impairment loss of $3,899,000 pre-tax ($2,534,000 net of taxes) relating to an acquired out-of-service pipeline in Michigan. MCN reviewed the business alternatives for this asset and determined that its development is unlikely. Accordingly, MCN recorded an impairment loss equal to the carrying value of this asset.

Electric Power recorded a $2,470,000 pre-tax ($1,605,000 net of taxes) restructuring charge related to certain international power projects. The charge was incurred as a result of refocusing MCN's strategic plan, particularly to exit certain international power projects and to limit future capital investments in developing countries to projects where it has existing commitments.

Corporate & Other recorded a $10,390,000 pre-tax ($6,753,000 net of taxes) restructuring charge related to the corporate realignment designed to improve operating efficiencies through a more streamlined organizational structure. The realignment includes cost saving initiatives expected to reduce future operating expenses. As of March 31, 1999, payments of $1,530,000 have been charged against the restructuring accruals relating to severance and termination benefits. These benefits will continue to be paid through 2000. The remaining restructuring costs, primarily for net lease expenses, are expected to be paid over the related lease terms that expire through 2006.

Gas Distribution recorded a $24,800,000 pre-tax ($11,200,000 net of taxes and minority interest) write-down of certain gas gathering properties. An analysis revealed that projected cash flows from the gathering system were not sufficient to cover the system's carrying value. Therefore, an impairment loss was recorded representing the amount by which the carrying value of the system exceeded its estimated fair value.

MCN also recorded an $8,500,000 pre-tax ($5,525,000 net of taxes) loss from the write-down of an investment in a Missouri gas distribution company. As a result of MCN's refocused strategic direction, MCN expects to sell this investment in 1999. The write-down represents the amount by which the carrying value exceeded the estimated fair value of the investment.

6. DISCONTINUED OPERATIONS

As discussed in MCN's 1998 Annual Report on Form 10-K/A, MCN has decided to sell its E&P properties and accordingly has classified this segment as a discontinued operation. MCN completed the sale of the western U.S. portion of its E&P properties in April 1999 for approximately $165,000,000. In May 1999, MCN reached an agreement to sell its Midcontinent/Gulf Coast properties. Bids on all remaining properties have been received and the properties are expected to be sold in mid-1999. E&P operating results for 1999 will be deferred until the sales of such properties have been completed. MCN recognized $423,112,000 pre-tax ($275,022,000 net of taxes) of write-downs of its gas and oil properties in the 1999 twelve-month period.

The following financial information summarizes E&P's operations:

                                                  THREE MONTHS ENDED      TWELVE MONTHS ENDED
                                                      MARCH 31,                MARCH 31,
                                                 --------------------    ---------------------
                                                   1999        1998        1999         1998
(in Thousands)                                   --------     -------    ---------    --------
Operating Revenues.............................  $     --     $55,612    $ 151,490    $221,333
                                                 --------     -------    ---------    --------
Operating Income (Loss)........................  $     --     $ 8,733    $(396,688)   $ 46,807
                                                 --------     -------    ---------    --------
Income (Loss) Before Income Taxes..............  $     --     $(2,828)   $(433,931)   $  8,432
Income Tax Benefits............................        --      (4,770)    (159,198)    (13,635)
                                                 --------     -------    ---------    --------
Net Income (Loss)..............................  $     --     $ 1,942    $(274,733)   $ 22,067
                                                 ========     =======    =========    ========

                                                                  MARCH 31,           DEC. 31,
                                                            ----------------------    --------
                                                              1999         1998         1998
(in Thousands)                                              --------    ----------    --------
ASSETS
  Accounts receivable, net................................  $ 49,617    $   43,949    $ 74,273
  Property, plant and equipment, net......................   807,275     1,194,298     815,252
  Noncurrent deferred income taxes........................    89,320            --      96,006
  Other...................................................    14,593        36,687       2,670
                                                            --------    ----------    --------
                                                            $960,805    $1,274,934    $988,201
                                                            ========    ==========    ========
LIABILITIES
  Accounts payable........................................  $ 24,078    $   48,875    $ 59,063
  Long-term debt and capital lease obligations............       299       120,619         929
  Noncurrent deferred income taxes........................        --        66,561          --
  Other...................................................     4,437            71       9,458
                                                            --------    ----------    --------
                                                            $ 28,814    $  236,126    $ 69,450
                                                            ========    ==========    ========

7. GAS IN INVENTORY

Inventory gas is priced on a last-in, first-out (LIFO) basis. In anticipation that interim inventory reductions will be replaced prior to year-end, the cost of gas for net withdrawals from inventory is generally recorded at the estimated average purchase rate for the calendar year. The excess of these changes over the LIFO cost is credited to the gas inventory equalization account. During interim periods when there are net injections to inventory, the equalization account is reversed. Approximately 57.7 Bcf and 53.5 Bcf of gas was in inventory at March 31, 1999 and 1998, respectively.

8. CREDIT FACILITIES

In March 1999, MCN entered into a $150,000,000 revolving credit agreement that expires in October 1999. Borrowings under the credit agreement are at variable rates. As of March 31, 1999, there were no amounts outstanding under this agreement.

9. ENHANCED PRIDES AND LONG-TERM DEBT

As discussed in MCN's 1998 Annual Report on Form 10-K/A, MCN issued 5,865,000 of Preferred Redeemable Increased Dividend Equity Securities (Enhanced PRIDES) in 1996. Each security represented a contract to purchase one share of MCN common stock. The Enhanced PRIDES were converted into MCN common stock in April 1999, and as a result MCN received cash proceeds totaling approximately $135,000,000. These proceeds were used to repay a $130,000,000 medium-term note that came due in May 1999. Also in February 1999, MCN repaid an $80,000,000 medium-term note.

10. EARNINGS PER SHARE COMPUTATION

MCN reports both basic and diluted earnings per share. Basic EPS is computed by dividing income from continuing operations by the weighted average number of common shares outstanding during the period. Diluted EPS assumes the issuance of potential dilutive common shares outstanding during the period and adjusts for changes in income and the repurchase of common shares that would have occurred with proceeds from the assumed issuance. A reconciliation of both calculations is shown below.

                                         INCOME FROM             WEIGHTED
                                          CONTINUING             AVERAGE            EARNINGS
                                          OPERATIONS          COMMON SHARES        PER SHARE
                                     --------------------    ----------------    --------------
(in Thousands, Except Per Share       1999        1998        1999      1998     1999     1998
Amounts)                             -------    ---------    ------    ------    -----    -----
THREE MONTHS ENDED MARCH 31
  Basic EPS........................  $88,415    $  76,940    79,413    78,365    $1.11    $ .98
                                                                                 -----    -----
  Effect of Dilutive Securities:
     FELINE PRIDES.................    1,571        1,581     4,560     3,738
     Enhanced PRIDES...............       --           40        --     1,343
     Stock-based compensation
       plans.......................       --           --     1,091     1,058
                                     -------    ---------    ------    ------
  Diluted EPS......................  $89,986    $  78,561    85,064    84,504    $1.06    $ .93
                                     =======    =========    ======    ======    =====    =====
TWELVE MONTHS ENDED MARCH 31
  Basic EPS........................  $(2,202)   $ 110,125    79,081    75,658    $(.03)   $1.46
                                                                                 -----    -----
  Effect of Dilutive Securities:
     FELINE PRIDES.................       --        6,323        --     4,020
     Enhanced PRIDES...............       --          196        --       848
     Stock-based compensation
       plans.......................       --           --        --       913
                                     -------    ---------    ------    ------
  Diluted EPS......................  $(2,202)   $ 116,644    79,081    81,439    $(.03)   $1.43
                                     =======    =========    ======    ======    =====    =====

11. COMPREHENSIVE INCOME

MCN reports comprehensive income, which is defined as the change in common shareholder's equity during a period from transactions and events from non-owner sources, including net income. Total comprehensive income for the applicable periods is as follows:

                                                   THREE MONTHS ENDED           TWELVE MONTHS ENDED
                                                        MARCH 31,                    MARCH 31,
                                                 -----------------------      -----------------------
                                                  1999            1998          1999           1998
(in Thousands)                                   -------         -------      ---------      --------
COMPREHENSIVE INCOME (LOSS)
  Net Income (Loss)............................  $85,543         $78,882      $(279,807)     $132,192
                                                 -------         -------      ---------      --------
  Other Comprehensive Income (Loss), Net of
     Taxes:
     Foreign currency translation adjustment...      282            (499)        (5,773)       (6,773)
                                                 -------         -------      ---------      --------
     Unrealized loss on securities:
       Unrealized losses during period.........     (517)         (1,067)        (5,941)       (2,251)
       Less: Reclassification for losses
          recognized in net income.............       --              --          3,987            --
                                                 -------         -------      ---------      --------
                                                    (517)         (1,067)        (1,954)       (2,251)
                                                 -------         -------      ---------      --------
  Total Other Comprehensive Loss, Net of
     Taxes.....................................     (235)         (1,566)        (7,727)       (9,024)
                                                 -------         -------      ---------      --------
  Total Comprehensive Income (Loss)............  $85,308         $77,316      $(287,534)     $123,168
                                                 =======         =======      =========      ========

12. CONTINGENCIES

MCN is involved in certain legal and administrative proceedings before various courts and governmental agencies concerning claims arising in the ordinary course of business. These proceedings include certain contract disputes between Gas Distribution and gas producers. Management cannot predict the final disposition of such proceedings, but believes that adequate provision has been made for probable losses. It is management's belief, after discussion with legal counsel, that the ultimate resolution of those proceedings still pending will not have a material adverse effect on MCN's financial statements.

13. COMMODITY SWAP AGREEMENTS

MCN's Diversified Energy and Gas Distribution groups manage commodity price risk through the use of various derivative instruments and predominately limit the use of such instruments to hedging activities. The following assets and liabilities related to the use of gas and oil swap agreements are reflected in the Consolidated Statement of Financial
Position:

                                                                 MARCH 31,            DECEMBER 31,
                                                            --------------------      ------------
                                                             1999         1998            1998
(in Thousands)                                              -------      -------      ------------
DEFERRED SWAP LOSSES AND RECEIVABLES
  Unrealized losses.......................................  $36,120      $59,307        $48,700
  Receivables.............................................   19,012        8,134         25,864
                                                            -------      -------        -------
                                                             55,132       67,441         74,564
  Less -- Current portion.................................    6,622          388         11,417
                                                            -------      -------        -------
                                                            $48,510      $67,053        $63,147
                                                            =======      =======        =======
DEFERRED SWAP GAINS AND PAYABLES
  Unrealized gains........................................  $17,809      $ 4,504        $24,126
  Payables................................................   41,283       67,407         54,525
                                                            -------      -------        -------
                                                             59,092       71,911         78,651
  Less -- Current portion.................................    7,487       22,695         15,695
                                                            -------      -------        -------
                                                            $51,605      $49,216        $62,956
                                                            =======      =======        =======

14. SEGMENT INFORMATION

MCN is a diversified energy holding company with natural gas markets and investments primarily in North America. MCN is organized into two business groups, Diversified Energy and Gas Distribution. The groups operate four major business segments as is set forth in the following tables.

                                                THREE MONTHS ENDED             TWELVE MONTHS ENDED
                                                     MARCH 31,                      MARCH 31,
                                             -------------------------      --------------------------
                                               1999             1998           1999            1998
(in Thousands)                               --------         --------      ----------      ----------
Revenues From Unaffiliated Customers:
  Pipelines & Processing...................  $  5,905         $  2,233      $   24,528      $    7,240
  Electric Power...........................    12,143            9,678          49,596          47,382
  Energy Marketing.........................   242,612          214,513         795,167         751,510
  Gas Distribution.........................   507,012          432,160       1,119,991       1,162,558
                                             --------         --------      ----------      ----------
                                              767,672          658,584       1,989,282       1,968,690
                                             --------         --------      ----------      ----------
Revenues From Affiliated Customers:
  Pipelines & Processing...................       174              174             345             396
  Energy Marketing.........................    18,085           24,009          99,619          90,355
  Gas Distribution.........................     2,668            3,250           6,053           9,757
                                             --------         --------      ----------      ----------
                                               20,927           27,433         106,017         100,508
                                             --------         --------      ----------      ----------
Eliminations...............................   (20,927)         (27,433)       (106,017)       (100,508)
                                             --------         --------      ----------      ----------
Consolidated Operating Revenues............  $767,672         $658,584      $1,989,282      $1,968,690
                                             ========         ========      ==========      ==========
Net Income (Loss):
  Pipelines & Processing...................  $  1,675         $  4,454      $  (84,478)     $   16,690
  Electric Power...........................     4,401            7,719          16,887          19,919
  Energy Marketing.........................     2,355            3,411          (2,094)          1,786
  Gas Distribution.........................    84,293           62,656          93,371          79,852
  Corporate & Other........................    (4,309)          (1,300)        (25,888)         (8,122)
                                             --------         --------      ----------      ----------
                                               88,415           76,940          (2,202)        110,125
  Discontinued Operations..................        --            1,942        (274,733)         22,067
  Cumulative effect of accounting change...    (2,872)              --          (2,872)             --
                                             --------         --------      ----------      ----------
Consolidated Net Income (Loss).............  $ 85,543         $ 78,882      $ (279,807)     $  132,192
                                             ========         ========      ==========      ==========

15. CONSOLIDATING FINANCIAL STATEMENTS

Debt securities issued by MCN Investment Corporation (MCNIC) are subject to a support agreement between MCN and MCNIC, under which MCN has committed to make payments of interest and principal on MCNIC's securities in the event of failure to pay by MCNIC. Under the terms of the support agreement, the assets of MCN, other than MichCon, and any cash dividends paid to MCN by any of its subsidiaries are available as recourse to holders of MCNIC's securities. The carrying value of MCN's assets on an unconsolidated basis, which primarily consists of investments in subsidiaries other than MichCon, is $954,823,000 at March 31, 1999.

The following MCN consolidating financial statements are presented and include separately MCNIC, MichCon and MCN and other subsidiaries. MCN has determined that separate financial statements and other disclosures concerning MCNIC are not material to investors. The other MCN subsidiaries represent Citizens Gas Fuel Company, MCN Michigan Limited Partnership, MCN Financing I, MCN Financing III, MCN Financing V, MCN Financing VI, MichCon Enterprises, Inc. and Blue Lake Holdings, Inc., until its sale on December 31, 1997.

               CONSOLIDATING STATEMENTS OF OPERATIONS (Unaudited)

                                                         MCN                              ELIMINATIONS
                                                      AND OTHER                               AND        CONSOLIDATED
                                                     SUBSIDIARIES    MCNIC     MichCon     RECLASSES        TOTAL
                                                     ------------    -----     -------    ------------   ------------
(in Thousands)                                                      THREE MONTHS ENDED MARCH 31, 1999
                                                     ----------------------------------------------------------------
OPERATING REVENUES.................................    $11,664      $264,653   $498,090     $ (6,735)      $767,672
                                                       -------      --------   --------     --------       --------
OPERATING EXPENSES
  Cost of gas......................................      7,405       242,435    248,351       (4,172)       494,019
  Operation and maintenance........................     (1,425)       18,657     67,546       (2,537)        82,241
  Depreciation, depletion and amortization.........        834           877     24,608           --         26,319
  Property and other taxes.........................        388           370     18,462            6         19,226
                                                       -------      --------   --------     --------       --------
                                                         7,202       262,339    358,967       (6,703)       621,805
                                                       -------      --------   --------     --------       --------
OPERATING INCOME...................................      4,462         2,314    139,123          (32)       145,867
                                                       -------      --------   --------     --------       --------
EQUITY IN EARNINGS OF JOINT VENTURES AND
  SUBSIDIARIES.....................................     84,053        12,017        441      (84,053)        12,458
                                                       -------      --------   --------     --------       --------
OTHER INCOME AND (DEDUCTIONS)
  Interest income..................................      5,293           396        999       (5,313)         1,375
  Interest on long-term debt.......................        211        (5,750)   (10,966)          --        (16,505)
  Other interest expense...........................     (4,162)       (4,085)    (2,655)       5,311         (5,591)
  Dividends on preferred securities of
    subsidiaries...................................         --            --         --       (4,972)        (4,972)
  Minority interest................................         --           (62)      (257)          --           (319)
  Other............................................       (131)          953        464           34          1,320
                                                       -------      --------   --------     --------       --------
                                                         1,211        (8,548)   (12,415)      (4,940)       (24,692)
                                                       -------      --------   --------     --------       --------
INCOME BEFORE INCOME TAXES.........................     89,726         5,783    127,149      (89,025)       133,633
INCOME TAX PROVISION...............................        259         1,783     43,176           --         45,218
                                                       -------      --------   --------     --------       --------
INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING
  CHANGE...........................................     89,467         4,000     83,973      (89,025)        88,415
CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF
  TAXES............................................         --        (2,872)        --           --         (2,872)
                                                       -------      --------   --------     --------       --------
NET INCOME.........................................     89,467         1,128     83,973      (89,025)        85,543
DIVIDENDS ON PREFERRED SECURITIES..................      4,972            --         --       (4,972)            --
                                                       -------      --------   --------     --------       --------
NET INCOME AVAILABLE FOR COMMON STOCK..............    $84,495      $  1,128   $ 83,973     $(84,053)      $ 85,543
                                                       =======      ========   ========     ========       ========

                                                                    THREE MONTHS ENDED MARCH 31, 1998
                                                     ----------------------------------------------------------------

OPERATING REVENUES.................................    $ 6,182      $228,978   $429,227     $ (5,803)      $658,584
                                                       -------      --------   --------     --------       --------
OPERATING EXPENSES
  Cost of gas......................................      3,121       219,517   217,589        (3,195)       437,032
  Operation and maintenance........................        140        11,599    62,222        (2,608)        71,353
  Depreciation, depletion and amortization.........        646           663    22,445            --         23,754
  Property and other taxes.........................        633           617    17,302            --         18,552
                                                       -------      --------   --------     --------       --------
                                                         4,540       232,396   319,558        (5,803)       550,691
                                                       -------      --------   --------     --------       --------
OPERATING INCOME (LOSS)............................      1,642        (3,418)  109,669            --        107,893
                                                       -------      --------   --------     --------       --------
EQUITY IN EARNINGS OF JOINT VENTURES AND
  SUBSIDIARIES.....................................     79,253        16,307       589       (79,388)        16,761
                                                       -------      --------   --------     --------       --------
OTHER INCOME AND (DEDUCTIONS)
  Interest income..................................      5,500         3,056     1,112        (5,458)         4,210
  Interest on long-term debt.......................        241        (1,195)  (12,206)           --        (13,160)
  Other interest expense...........................       (449)       (6,917)   (3,257)        5,560         (5,063)
  Dividends on preferred securities of
    subsidiaries...................................         --            --        --        (5,209)        (5,209)
  Minority interest................................         --           135      (745)           --           (610)
  Other............................................         34        12,541       121            --         12,696
                                                       -------      --------   --------     --------       --------
                                                         5,326         7,620   (14,975)       (5,107)        (7,136)
                                                       -------      --------   --------     --------       --------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME
  TAXES............................................     86,221        20,509    95,283       (84,495)       117,518
INCOME TAX PROVISION...............................        604         6,355    33,619            --         40,578
                                                       -------      --------   --------     --------       --------
INCOME FROM CONTINUING OPERATIONS..................     85,617        14,154    61,664       (84,495)        76,940
DISCONTINUED OPERATIONS, NET OF TAXES..............         --         1,942        --            --          1,942
                                                       -------      --------   --------     --------       --------
NET INCOME.........................................     85,617        16,096    61,664       (84,495)        78,882
DIVIDENDS ON PREFERRED SECURITIES..................      5,209            --        --        (5,209)            --
                                                       -------      --------   --------     --------       --------
NET INCOME AVAILABLE FOR COMMON STOCK..............    $80,408      $ 16,096   $61,664      $(79,286)      $ 78,882
                                                       =======      ========   ========     ========       ========

               CONSOLIDATING STATEMENTS OF OPERATIONS (Unaudited)

                                                          MCN                                  ELIMINATIONS
                                                       AND OTHER                                   AND         CONSOLIDATED
                                                      SUBSIDIARIES     MCNIC       MichCon      RECLASSES         TOTAL
                                                      ------------   ----------   ----------   ------------    ------------
                   (in Thousands)                                      Twelve Months Ended March 31, 1999
                                                      ------------------------------------------------------------
OPERATING REVENUES..................................   $  23,744     $  877,999   $1,102,521     $(14,982)      $1,989,282
                                                       ---------     ----------   ----------     --------       ----------
OPERATING EXPENSES
  Cost of gas.......................................      14,990        831,723      482,291       (9,645)       1,319,359
  Operation and maintenance.........................     (11,772)        72,211      257,721       (5,311)         312,849
  Depreciation, depletion and amortization..........       3,394          3,039       95,046           --          101,479
  Property and other taxes..........................       1,474          2,099       56,598            6           60,177
  Property write-downs and restructuring charges....       8,669        141,872       24,800           --          175,341
                                                       ---------     ----------   ----------     --------       ----------
                                                          16,755      1,050,944      916,456      (14,950)       1,969,205
                                                       ---------     ----------   ----------     --------       ----------
OPERATING INCOME (LOSS).............................       6,989       (172,945)     186,065          (32)          20,077
                                                       ---------     ----------   ----------     --------       ----------
EQUITY IN EARNINGS (LOSSES) OF JOINT VENTURES AND
  SUBSIDIARIES......................................    (269,971)        56,952        1,798      269,143           57,922
                                                       ---------     ----------   ----------     --------       ----------
OTHER INCOME AND (DEDUCTIONS)
  Interest income...................................      18,444          3,523        5,575      (19,910)           7,632
  Interest on long-term debt........................        (671)       (19,673)     (43,644)          --          (63,988)
  Other interest expense............................      (6,187)       (21,443)     (11,511)      19,807          (19,334)
  Dividends on preferred securities of
    subsidiaries....................................          --             --           --      (17,376)         (17,376)
  Investment loss...................................      (8,500)            --           --           --           (8,500)
  Minority interest.................................          --             68        6,215           --            6,283
  Other.............................................        (770)           797          161           34              222
                                                       ---------     ----------   ----------     --------       ----------
                                                           2,316        (36,728)     (43,204)     (17,445)         (95,061)
                                                       ---------     ----------   ----------     --------       ----------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
  INCOME TAXES......................................    (260,666)      (152,721)     144,659      251,666          (17,062)
INCOME TAX PROVISION (BENEFIT)......................      (3,174)       (57,060)      45,374           --          (14,860)
                                                       ---------     ----------   ----------     --------       ----------
INCOME (LOSS) FROM CONTINUING OPERATIONS............    (257,492)       (95,661)      99,285      251,666           (2,202)
DISCONTINUED OPERATIONS, NET OF TAXES...............          --       (274,733)          --           --         (274,733)
                                                       ---------     ----------   ----------     --------       ----------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING
  CHANGE............................................    (257,492)      (370,394)      99,285      251,666         (276,935)
CUMULATIVE EFFECT OF ACCOUNTING CHANGE..............          --         (2,872)          --           --           (2,872)
                                                       ---------     ----------   ----------     --------       ----------
NET INCOME (LOSS)...................................    (257,492)      (373,266)      99,285      251,666         (279,807)
DIVIDENDS ON PREFERRED SECURITIES...................      17,376             --           --      (17,376)              --
                                                       ---------     ----------   ----------     --------       ----------
NET INCOME (LOSS) AVAILABLE FOR COMMON STOCK........   $(274,868)    $ (373,266)  $   99,285     $269,042       $ (279,807)
                                                       =========     ==========   ==========     ========       ==========

                                                                          TWELVE MONTHS ENDED MARCH 31, 1998
                                                          ------------------------------------------------------------------

OPERATING REVENUES......................................    $16,852      $811,093   $1,155,461    $ (14,716)     $1,968,690
                                                            -------      --------   ----------    ---------      ----------
OPERATING EXPENSES
  Cost of gas...........................................      9,057       780,220      546,545       (9,427)      1,326,395
  Operation and maintenance.............................      2,367        37,245      270,757       (5,289)        305,080
  Depreciation, depletion and amortization..............      2,373         1,971      100,647           --         104,991
  Property and other taxes..............................      1,614         1,169       60,252           --          63,035
  Property write-downs and restructuring charges........         --            --           --           --              --
                                                            -------      --------   ----------    ---------      ----------
                                                             15,411       820,605      978,201      (14,716)      1,799,501
                                                            -------      --------   ----------    ---------      ----------
OPERATING INCOME (LOSS).................................      1,441        (9,512)     177,260           --         169,189
                                                            -------      --------   ----------    ---------      ----------
EQUITY IN EARNINGS OF JOINT VENTURES AND SUBSIDIARIES...    142,440        53,603        1,478     (141,362)         56,159
                                                            -------      --------   ----------    ---------      ----------
OTHER INCOME AND (DEDUCTIONS) INTEREST INCOME...........     17,352         8,320        4,562      (17,215)         13,019
  Interest on long-term debt............................        507        (9,492)     (46,992)          --         (55,977)
  Other interest expense................................      1,108       (19,927)      (9,030)      17,605         (10,244)
  Dividends on preferred securities of subsidiaries.....         --            --           --      (17,993)        (17,993)
  Minority interest.....................................         --            68       (2,289)          --          (2,221)
  Other.................................................        165        19,852          456           --          20,473
                                                            -------      --------   ----------    ---------      ----------
                                                             19,132        (1,179)     (53,293)     (17,603)        (52,943)
                                                            -------      --------   ----------    ---------      ----------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES...    163,013        42,912      125,445     (158,965)        172,405
INCOME TAX PROVISION....................................      2,235        13,091       46,954           --          62,280
                                                            -------      --------   ----------    ---------      ----------
INCOME FROM CONTINUING OPERATIONS.......................    160,778        29,821       78,491     (158,965)        110,125
DISCONTINUED OPERATIONS, NET OF TAXES...................         --        22,067           --           --          22,067
                                                            -------      --------   ----------    ---------      ----------
NET INCOME..............................................    160,778        51,888       78,491     (158,965)        132,192
DIVIDENDS ON PREFERRED SECURITIES.......................     17,993            --           --      (17,993)             --
                                                            -------      --------   ----------    ---------      ----------
NET INCOME AVAILABLE FOR COMMON STOCK...................   $142,785      $ 51,888   $   78,491    $(140,972)     $  132,192
                                                            =======      ========   ==========    =========      ==========

           CONSOLIDATING STATEMENT OF FINANCIAL POSITION (Unaudited)

                                                       MCN                                     ELIMINATIONS
                                                    AND OTHER                                      AND         CONSOLIDATED
                                                   SUBSIDIARIES      MCNIC        MichCon       RECLASSES         TOTAL
                                                   ------------    ----------    ----------    ------------    ------------
(in Thousands)                                                                  MARCH 31, 1999
                                                   ------------------------------------------------------------------------
ASSETS
CURRENT ASSETS

 Cash and cash equivalents, at cost...........    $      1,472     $    9,849    $   23,512    $        --      $   34,833
  Accounts receivable.........................          11,697        225,981       226,238        (18,722)        445,194
   Less -- Allowance for doubtful accounts....              93          1,773        11,545             --          13,411
                                                    ----------     ----------    ----------    -----------      ----------

  Accounts receivable, net.....................         11,604        224,208       214,693        (18,722)        431,783
  Accrued unbilled revenues....................            904             --        76,431             --          77,335
  Gas in inventory.............................             --         65,637        24,485             --          90,122
  Property taxes assessed applicable to future
  periods....................................              262          3,547        59,255             --          63,064
   Other........................................         6,130         22,609        32,990        (11,667)         50,062
                                                    ----------     ----------    ----------    -----------      ----------
                                                        20,372        325,850       431,366        (30,389)        747,199
                                                    ----------     ----------    ----------    -----------      ----------
DEFERRED CHARGES AND OTHER ASSETS
  Deferred income taxes........................            324        115,025            --        (86,295)         29,054
  Investments in debt and equity securities....             --          2,209        66,110            601          68,920
  Deferred swap losses and receivables.........             --         48,510            --             --          48,510
  Deferred environmental costs.................          2,770             --        28,286             --          31,056
  Prepaid benefit costs........................             --             --       124,235         (2,174)        122,061
  Other........................................         11,678         29,742        61,250          4,841         107,511
                                                    ----------     ----------    ----------    -----------      ----------
                                                        14,772        195,486       279,881        (83,027)        407,112
                                                    ----------     ----------    ----------    -----------      ----------

INVESTMENTS IN AND ADVANCES TO JOINT VENTURES
  AND SUBSIDIARIES.............................      1,589,031        814,912        19,808     (1,587,403)        836,348
                                                    ----------     ----------    ----------    -----------      ----------
PROPERTY, PLANT AND EQUIPMENT, AT COST.........         48,826      1,125,366     2,911,368             --       4,085,560
  Less -- Accumulated depreciation and
    depletion..................................         17,943        250,082     1,420,513             --       1,688,538
                                                    ----------     ----------    ----------    -----------      ----------
                                                        30,883        875,284     1,490,855             --       2,397,022
                                                    ----------     ----------    ----------    -----------      ----------
                                                    $1,655,058     $2,211,532    $2,221,910    $(1,700,819)     $4,387,681
                                                    ==========     ==========    ==========    ===========      ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable.............................     $    3,846     $  175,097    $   96,390    $   (16,967)     $  258,366
  Notes payable................................        237,762        188,828       107,900            149         534,639
  Current portion of long-term debt and capital
   lease obligations..........................              --        130,216        58,211             --         188,427
  Gas inventory equalization...................             --             --        79,559             --          79,559
  Federal income, property and other taxes
   payable....................................          (3,555)        (4,312)      103,464         (5,863)         89,734
  Deferred gas cost recovery revenues..........             --             --            --             --              --
  Gas payable..................................             --         11,680        25,835             --          37,515
  Customer deposits............................             17             --        17,459             --          17,476
  Other........................................         21,504         20,602        58,935         (2,591)         98,450
                                                    ----------     ----------    ----------    -----------      ----------
                                                       259,574        522,111       547,753        (25,272)      1,304,166
                                                    ----------     ----------    ----------    -----------      ----------
DEFERRED CREDITS AND OTHER LIABILITIES
  Deferred income taxes........................        (10,383)            --        96,353        (85,970)             --
  Unamortized investment tax credit............            266             --        29,303             --          29,569
  Tax benefits amortizable to customers........             --             --       129,494             --         129,494
  Deferred swap gains and payables.............             --         51,605            --             --          51,605
  Accrued environmental costs..................          3,000             --        31,888             --          34,888
  Minority interest............................             --          2,230         8,175             --          10,405
  Other........................................         13,167         14,770        51,860         (2,174)         77,623

                                                    ----------     ----------    ----------    -----------      ----------
                                                         6,050         68,605       347,073        (88,144)        333,584
                                                    ----------     ----------    ----------    -----------      ----------
LONG-TERM DEBT, INCLUDING CAPITAL LEASE
  OBLIGATIONS..................................             --        778,905       613,945             --       1,392,850
REDEEMABLE PREFERRED SECURITIES OF
  SUBSIDIARIES.................................        502,157             --            --             --         502,157
COMMON SHAREHOLDERS' EQUITY
  Common stock.................................            798              5        10,300        (10,305)            798
  Additional paid-in capital...................        830,450      1,042,982       230,399     (1,273,381)        830,450
  Retained earnings (deficit)..................         78,317       (184,265)      472,440       (303,717)         62,775
  Accumulated other comprehensive loss.........             --        (16,811)           --             --         (16,811)
  Yield enhancement, contract and issuance
    costs......................................        (22,288)            --            --             --         (22,288)
                                                    ----------     ----------    ----------    -----------      ----------
                                                       887,277        841,911       713,139     (1,587,403)        854,924
                                                    ----------     ----------    ----------    -----------      ----------
                                                    $1,655,058     $2,211,532    $2,221,910    $(1,700,819)     $4,387,681
                                                    ==========     ==========    ==========    ===========      ==========

           CONSOLIDATING STATEMENT OF FINANCIAL POSITION (Unaudited)

                                                       MCN                                     ELIMINATIONS
                                                    AND OTHER                                      AND         CONSOLIDATED
                                                   SUBSIDIARIES      MCNIC        MichCon       RECLASSES         TOTAL
                                                   ------------    ----------    ----------    ------------    ------------
(in Thousands)                                                                  MARCH 31, 1998
                                                   ------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents, at cost...........     $    8,349     $   14,281    $   17,083    $        --      $   39,713
  Accounts receivable..........................         17,102        204,641       280,891        (49,432)        453,202
    Less -- Allowance for doubtful accounts....             85            453        18,123             --          18,661
                                                    ----------     ----------    ----------    -----------      ----------
  Accounts receivable, net.....................         17,017        204,188       262,768        (49,432)        434,541
  Accrued unbilled revenue.....................            846             --        63,400             --          64,246
  Gas in inventory.............................             --         44,923        20,188              1          65,112
  Property taxes assessed applicable to future
    periods....................................            178          1,783        54,765             --          56,726
  Other........................................          6,092         35,334        28,348         (7,099)         62,675
                                                    ----------     ----------    ----------    -----------      ----------
                                                        32,482        300,509       446,552        (56,530)        723,013
                                                    ----------     ----------    ----------    -----------      ----------
DEFERRED CHARGES AND OTHER ASSETS
  Investments in debt and equity securities....             --         14,098        35,538            350          49,986
  Deferred swap losses and receivables.........             --         67,053            --             --          67,053
  Deferred environmental costs.................          2,535             --        27,816             --          30,351
  Prepaid benefit costs........................            640             --        85,817         (6,588)         79,869
  Other........................................          6,280         30,097        47,232         (1,302)         82,307
                                                    ----------     ----------    ----------    -----------      ----------
                                                         9,455        111,248       196,403         (7,540)        309,566
                                                    ----------     ----------    ----------    -----------      ----------
INVESTMENTS IN AND ADVANCES TO JOINT VENTURES
  AND SUBSIDIARIES.............................      1,703,787        576,771        20,078     (1,694,881)        605,755
                                                    ----------     ----------    ----------    -----------      ----------
PROPERTY, PLANT AND EQUIPMENT, AT COST.........         39,635      1,438,282     2,809,342             --       4,287,259
  Less -- Accumulated depreciation and
    depletion..................................         13,568        172,613     1,334,813             --       1,520,994
                                                    ----------     ----------    ----------    -----------      ----------
                                                        26,067      1,265,669     1,474,529             --       2,766,265
                                                    ----------     ----------    ----------    -----------      ----------
                                                    $1,771,791     $2,254,197    $2,137,562    $(1,758,951)     $4,404,599
                                                    ==========     ==========    ==========    ===========      ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable.............................     $    6,028     $  228,015    $   90,568    $   (41,011)     $  283,600
  Notes payable................................             --         65,048       117,094         (9,391)        172,751
  Current portion of long-term debt and capital
    lease obligations..........................            365          1,557        27,616             --          29,538
  Gas inventory equalization...................             --              6        70,894             --          70,900
  Federal income, property and other taxes
    payable....................................          1,166         (4,243)      100,257         (7,090)         90,090
  Deferred gas cost recovery revenues..........             --             --        18,937             --          18,937
  Gas Payable..................................             --          3,205        18,027             --          21,232
  Customer deposits............................             20             --        15,323             --          15,343
  Other........................................         17,754         12,026        49,724             (8)         79,496
                                                    ----------     ----------    ----------    -----------      ----------
                                                        25,333        305,614       508,440        (57,500)        781,887
                                                    ----------     ----------    ----------    -----------      ----------
DEFERRED CREDITS AND OTHER LIABILITIES
  Deferred income taxes........................         (4,290)        83,117        84,839             20         163,686
  Unamortized investment tax credit............            293             --        32,284             --          32,577
  Tax benefits amortizable to customers........             --             --       123,189             --         123,189
  Deferred swap gains and payables.............             --         49,216            --             --          49,216
  Accrued environmental costs..................          3,000             --        32,000             --          35,000
  Minority interest............................             --          2,322        17,954             --          20,276
  Other........................................         13,496         13,255        48,963         (6,609)         69,105
                                                    ----------     ----------    ----------    -----------      ----------
                                                        12,499        147,910       339,229         (6,589)        493,049
                                                    ----------     ----------    ----------    -----------      ----------
LONG-TERM DEBT, INCLUDING CAPITAL LEASE
  OBLIGATIONS..................................             --        803,289       612,205             --       1,415,494
                                                    ----------     ----------    ----------    -----------      ----------
REDEEMABLE PREFERRED SECURITIES OF
  SUBSIDIARIES.................................        504,869             --            --             --         504,869
                                                    ----------     ----------    ----------    -----------      ----------
COMMON SHAREHOLDERS' EQUITY
  Common stock.................................            788              5        10,300        (10,305)            788
  Additional paid-in capital...................        815,364        817,463       230,399     (1,047,862)        815,364
  Retained earnings............................        434,862        189,001       436,989       (636,695)        424,157
  Accumulated other comprehensive income.......             --         (9,085)           --             --          (9,085)
  Yield enhancement, contract and issuance
    costs......................................        (21,924)            --            --             --         (21,924)
                                                    ----------     ----------    ----------    -----------      ----------
                                                     1,229,090        997,384       677,688     (1,694,862)      1,209,300
                                                    ----------     ----------    ----------    -----------      ----------
                                                    $1,771,791     $2,254,197    $2,137,562    $(1,758,951)     $4,404,599
                                                    ==========     ==========    ==========    ===========      ==========

           CONSOLIDATING STATEMENT OF FINANCIAL POSITION (Unaudited)

                                                       MCN                                     ELIMINATIONS
                                                    AND OTHER                                      AND         CONSOLIDATED
                                                   SUBSIDIARIES      MCNIC        MichCon       RECLASSES         TOTAL
                                                   ------------    ----------    ----------    ------------    ------------
                                                                               DECEMBER 31, 1998
                                                   ------------------------------------------------------------------------
                (in Thousands)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents, at cost...........     $    1,400     $    9,036    $    6,603    $        --      $   17,039
  Accounts receivable..........................         10,039        265,312       151,746        (17,312)        409,785
    Less -- Allowance for doubtful accounts....             84            653         8,928             --           9,665
                                                    ----------     ----------    ----------    -----------      ----------
  Accounts receivable, net.....................          9,955        264,659       142,818        (17,312)        400,120
  Accrued unbilled revenues....................          1,121             --        86,767             --          87,888
  Gas in inventory.............................             --         90,418        56,969             --         147,387
  Property taxes assessed applicable to future
    periods....................................            214          1,172        71,165             --          72,551
  Other........................................          5,143         11,872        30,169         (4,712)         42,472
                                                    ----------     ----------    ----------    -----------      ----------
                                                        17,833        377,157       394,491        (22,024)        767,457
                                                    ----------     ----------    ----------    -----------      ----------
DEFERRED CHARGES AND OTHER ASSETS
  Deferred income taxes........................          3,305        128,807            --        (81,565)         50,547
  Investments in debt and equity securities....             --          3,548        65,556            601          69,705
  Deferred swap losses and receivables.........             --         63,147            --             --          63,147
  Deferred environmental costs.................          2,604             --        28,169             --          30,773
  Prepaid benefit costs........................             --             --       113,879         (2,104)        111,775
  Other........................................          9,401         26,870        59,007          3,662          98,940
                                                    ----------     ----------    ----------    -----------      ----------
                                                        15,310        222,372       266,611        (79,406)        424,887
                                                    ----------     ----------    ----------    -----------      ----------
INVESTMENTS IN AND ADVANCES TO JOINT VENTURES
  AND SUBSIDIARIES.............................      1,550,770        782,471        19,343     (1,549,353)        803,231
                                                    ----------     ----------    ----------    -----------      ----------
PROPERTY, PLANT AND EQUIPMENT, at cost.........         48,681      1,103,716     2,889,020             --       4,041,417
  Less -- Accumulated depreciation and
    depletion..................................         17,210        229,944     1,396,940             --       1,644,094
                                                    ----------     ----------    ----------    -----------      ----------
                                                        31,471        873,772     1,492,080             --       2,397,323
                                                    ----------     ----------    ----------    -----------      ----------
                                                    $1,615,384     $2,255,772    $2,172,525    $(1,650,783)     $4,392,898
                                                    ==========     ==========    ==========    ===========      ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable.............................     $    4,123     $  218,851    $   98,891    $   (17,516)     $  304,349
  Notes payable................................        260,771        137,762       221,169           (851)        618,851
  Current portion of long-term debt and capital
    lease obligations..........................             --        211,433        58,288             --         269,721
  Federal income, property and other taxes
    payable....................................          1,441          6,965        61,059             --          69,465
  Deferred gas cost recovery revenues..........             --             --        14,980             --          14,980
  Gas payable..................................             --         17,332        25,337             --          42,669
  Customer deposits............................             22             --        18,769             --          18,791
  Other........................................         18,337         25,276        67,222         (2,525)        108,310
                                                    ----------     ----------    ----------    -----------      ----------
                                                       284,694        617,619       565,715        (20,892)      1,447,136
                                                    ----------     ----------    ----------    -----------      ----------
DEFERRED CREDITS AND OTHER LIABILITIES
  Deferred income taxes........................        (10,308)            --        88,567        (78,259)             --
  Unamortized investment tax credit............            272             --        29,784             --          30,056
  Tax benefits amortizable to customers........             --             --       130,120             --         130,120
  Deferred swap gains and payables.............             --         62,956            --             --          62,956
  Accrued environmental costs..................          3,000             --        32,000             --          35,000
  Minority interest............................             --          2,697         8,201             --          10,898
  Other........................................         10,435         15,741        51,460         (2,197)         75,439
                                                    ----------     ----------    ----------    -----------      ----------
                                                         3,399         81,394       340,132        (80,456)        344,469
                                                    ----------     ----------    ----------    -----------      ----------
LONG-TERM DEBT, INCLUDING CAPITAL LEASE
  OBLIGATIONS..................................             --        687,333       619,835             --       1,307,168
REDEEMABLE PREFERRED SECURITIES OF
  SUBSIDIARIES.................................        502,203             --            --             --         502,203
COMMON SHAREHOLDERS' EQUITY
  Common stock.................................            797              5        10,300        (10,305)            797
  Additional paid-in capital...................        832,966      1,071,390       230,399     (1,301,789)        832,966
  Retained earnings (deficit)..................         13,613       (185,393)      406,144       (237,341)         (2,977)
  Accumulated other comprehensive loss.........             --        (16,576)           --             --         (16,576)
  Yield enhancement, contract and issuance
    costs......................................        (22,288)            --            --             --         (22,288)
                                                    ----------     ----------    ----------    -----------      ----------
                                                       825,088        869,426       646,843     (1,549,435)        791,922
                                                    ----------     ----------    ----------    -----------      ----------
                                                    $1,615,384     $2,255,772    $2,172,525    $(1,650,783)     $4,392,898
                                                    ==========     ==========    ==========    ===========      ==========

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Concluded)
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

                                                           MCN                               ELIMINATIONS
                                                        AND OTHER                                AND        CONSOLIDATED
                                                       SUBSIDIARIES    MCNIC      MichCon     RECLASSES        TOTAL
                                                       ------------   --------   ---------   ------------   ------------
(in Thousands)                                                         THREE MONTHS ENDED MARCH 31, 1999
                                                       -----------------------------------------------------------------
NET CASH FLOW FROM OPERATING ACTIVITIES..............    $ 20,753     $ 27,288   $ 179,713     $(24,885)     $ 202,869
                                                         --------     --------   ---------     --------      ---------
CASH FLOW FROM FINANCING ACTIVITIES
  Notes payable, net.................................     (23,009)      51,066    (113,269)       1,000        (84,212)
  Capital paid to affiliates, net....................          --      (28,408)         --       28,408             --
  Dividends paid.....................................     (19,791)          --     (17,500)      17,500        (19,791)
  Preferred securities dividends paid................      (5,125)          --          --        5,125             --
  Issuance of common stock...........................         226           --          --           --            226
  Reacquisition of common stock......................        (977)          --          --           --           (977)
  Long-term commercial paper and bank borrowings,
    net..............................................          --       92,344          --           --         92,344
  Retirement of long-term debt and preferred
    securities.......................................          --      (81,847)     (5,934)          --        (87,781)
                                                         --------     --------   ---------     --------      ---------
    Net cash provided from (used for) financing
      activities.....................................     (48,676)      33,155    (136,703)      52,033       (100,191)
                                                         --------     --------   ---------     --------      ---------
CASH FLOW FROM INVESTING ACTIVITIES
  Capital expenditures...............................        (381)     (56,730)    (24,209)          --        (81,320)
  Acquisitions.......................................          --       (1,602)         --           --         (1,602)
  Investment in debt and equity securities, net......          --          542          --         (554)           (12)
  Investment in joint ventures and subsidiaries......      28,258      (27,482)        (16)     (28,408)       (27,648)
  Sale of property and joint venture interests.......          --       29,560          --         (574)        28,986
  Return of investment in joint ventures.............          --        1,136          --           --          1,136
  Other..............................................         118       (5,054)     (1,876)       2,388         (4,424)
                                                         --------     --------   ---------     --------      ---------
    Net cash provided from (used for) investing
      activities.....................................      27,995      (59,630)    (26,101)     (27,148)       (84,884)
                                                         --------     --------   ---------     --------      ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS............          72          813      16,909           --         17,794
CASH AND CASH EQUIVALENTS, JANUARY 1.................       1,400        9,036       6,603           --         17,039
                                                         --------     --------   ---------     --------      ---------
CASH AND CASH EQUIVALENTS, MARCH 31..................    $  1,472     $  9,849   $  23,512     $     --      $  34,833
                                                         ========     ========   =========     ========      =========

                                                                       THREE MONTHS ENDED MARCH 31, 1998
                                                       -----------------------------------------------------------------
NET CASH FLOW FROM OPERATING ACTIVITIES..............    $ 17,826     $(29,269)  $ 170,119     $ (3,452)     $ 155,224
                                                         --------     --------   ---------     --------      ---------
CASH FLOW FROM FINANCING ACTIVITIES
  Notes payable, net.................................          --       (7,708)   (124,597)      (6,313)      (138,618)
  Capital contributions paid to affiliates, net......          --      (17,076)         --       17,076             --
  Dividends paid.....................................     (20,455)          --          --           --        (20,455)
  Preferred securities dividends paid................      (9,754)          --          --        9,754             --
  Issuance of common stock...........................       5,584           --          --           --          5,584
  Issuance of long-term debt.........................          --      204,609          --           --        204,609
  Long-term commercial paper, net....................          --      (90,357)         --           --        (90,357)
  Retirement of long-term debt.......................          --         (409)     (4,772)          --         (5,181)
  Other..............................................          --        3,634          --           --          3,634
                                                         --------     --------   ---------     --------      ---------
    Net cash provided from (used for) financing
      activities.....................................     (24,625)      92,693    (129,369)      20,517        (40,784)
                                                         --------     --------   ---------     --------      ---------
CASH FLOW FROM INVESTING ACTIVITIES
  Capital expenditures...............................      (1,765)     (80,456)    (38,282)          --       (120,503)
  Acquisitions.......................................          --      (13,232)         --           --        (13,232)
  Investment in debt and equity securities...........          --       46,895        (427)          --         46,468
  Investment in joint ventures and subsidiaries......      16,876      (37,623)         12      (17,075)       (37,810)
  Sale of property and investment in joint
    ventures.........................................          --        9,147          --           --          9,147
  Return of investment in joint ventures.............          --        2,591          --           --          2,591
Other................................................          14       (1,584)        677           10           (883)
                                                         --------     --------   ---------     --------      ---------
    Net cash provided from (used for) investing
      activities.....................................      15,125      (74,262)    (38,020)     (17,065)      (114,222)
                                                         --------     --------   ---------     --------      ---------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS........................................       8,326      (10,838)      2,730           --            218
CASH AND CASH EQUIVALENTS, JANUARY 1.................          23       25,119      14,353           --         39,495
                                                         --------     --------   ---------     --------      ---------
CASH AND CASH EQUIVALENTS, MARCH 31..................    $  8,349     $ 14,281   $  17,083     $     --      $  39,713
                                                         ========     ========   =========     ========      =========

                               OTHER INFORMATION

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

MCN held its Annual Meeting of Shareholders on April 28, 1999. As of March 1, 1999, the record date for determination of shareholders entitled to vote at the Annual Meeting, there were 79,790,381 shares outstanding and entitled to vote. Of these shares, 69,134,295 or 86.6%, were present in person or by proxy, and 10,656,086 shares were not voted.

At the Annual Meeting, shareholders voted:

     1) To elect the following Directors to serve for three year terms:

                                                                               NUMBER OF SHARES
                           DIRECTOR                        NUMBER OF SHARES      WITHHOLDING
                      (THREE-YEAR TERMS)                    CONSENTING FOR         CONSENT
                      ------------------                   ----------------    ----------------
       Stephen E. Ewing................................       67,434,652          1,699,643
       Roger Fridholm..................................       67,429,867          1,704,428
       Helen O. Petrauskas.............................       67,411,783          1,722,512

       James G. Berges, Alfred R. Glancy III, Frank M. Hennessey, Thomas H. Jeffs II, Howard F. Sims and Bill M. Thompson did not have terms of office expiring in 1999 and continue to serve as directors of the corporation. William K. McCrackin retired from the MCN Board effective with the 1999 Annual Meeting.

     2) To ratify the appointment of Deloitte & Touche LLP as independent auditors for the year ending December 31, 1999, with 67,706,024 shares voted for the ratification, 925,232 shares voted against, and abstentions of 503,039 shares.

EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    EXHIBIT
    NUMBER                                DESCRIPTION
    -------                               -----------
     12-1         Computation of Ratio of Earnings to Fixed Charges for MCN
                  Energy Group Inc.
     12-2         Computation of Ratio of Earnings to Fixed Charges for MCN
                  Investment Corporation
     27-1         Financial Data Schedule - 1998.
     27-2         Financial Data Schedule - 1997.

(b) Reports on Form 8-K

     MCN filed a report on Form 8-K dated May 17, 1999, under item 5, which included a press release issued by MCN Energy Group Inc. on May 17, 1999 that announced it would delay the filing of its 1999 first quarter Form 10-Q with the Securities and Exchange Commission.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MCN ENERGY GROUP INC.

Date: June 9, 1999                        By:     /s/ GERARD KABZINSKI

                                            ------------------------------------
                                                      Gerard Kabzinski
                                               Vice President and Controller

                               INDEX TO EXHIBITS


EXHIBIT NO.          DESCRIPTION
-----------     ---------------------

   12-1         Computation of Ratio of Earnings to Fixed Charges for MCN Energy
                Group Inc.
   12-2         Computation of Ratio of Earnings to Fixed Charges for MCN
                Investment Corporation
   27-1         Financial Data Schedule - 1998.
   27-2         Financial Data Schedule - 1997.