Form 10-Q/A
period 1999-03-31
MCN ENERGY GROUP INC
filed 1999-06-21
CIK 837579

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                            ------------------------

                                 AMENDMENT NO.1

 (This Amendment No.1 is filed as a result of the correction of a mathematical computation of diluted earnings (loss) per share for the twelve-month period ended March 31, 1999)

                            ------------------------

                                   FORM 10-Q/A

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

                               INDEX TO FORM 10-Q/A

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results from first quarter rise -- MCN's earnings for the 1999 first quarter increased to $85.5 million or $1.02 per diluted share compared with earnings of $78.9 million or $.95 per diluted share in the 1998 quarter. MCN experienced a loss in the 1999 twelve-month period of $279.8 million or $3.54 per diluted share compared with earnings of $132.2 million or $1.70 per diluted share in the same 1998 period. As subsequently discussed, the comparability of earnings was affected by the impact of non-recurring items consisting of an accounting change, discontinued operations and several unusual charges.

                                                                 QUARTER         12 MONTHS
                                                              -------------   ----------------
                                                              1999    1998     1999      1998
                                                              -----   -----   -------   ------
NET INCOME (LOSS) (in Millions)
Diversified Energy:
  Before unusual charges....................................  $ 4.1   $14.3   $   2.3   $ 30.2
  Unusual charges (Note 5)..................................     --      --     (97.9)      --
                                                              -----   -----   -------   ------
                                                                4.1    14.3     (95.6)    30.2
                                                              -----   -----   -------   ------
Gas Distribution:
  Before unusual charges....................................   84.3    62.7     110.1     79.9
  Unusual charges (Note 5)..................................     --      --     (16.7)      --
                                                              -----   -----   -------   ------
                                                               84.3    62.7      93.4     79.9
                                                              -----   -----   -------   ------
Total From Continuing Operations:
  Before unusual charges....................................   88.4    77.0     112.4    110.1
  Unusual charges (Note 5)..................................     --      --    (114.6)      --
                                                              -----   -----   -------   ------
                                                               88.4    77.0      (2.2)   110.1
Discontinued Operations (Note 6)............................     --     1.9    (274.7)    22.1
Cumulative Effect of Accounting Change, Net of Taxes
(Note 3)....................................................   (2.9)     --      (2.9)      --
                                                              -----   -----   -------   ------
                                                              $85.5   $78.9   $(279.8)  $132.2
                                                              =====   =====   =======   ======
DILUTED EARNINGS (LOSS) PER SHARE
Diversified Energy:
  Before unusual charges....................................  $ .07   $ .19   $   .03   $  .45
  Unusual charges (Note 5)..................................     --      --     (1.24)      --
                                                              -----   -----   -------   ------
                                                                .07     .19     (1.21)     .45
                                                              -----   -----   -------   ------
Gas Distribution:
  Before unusual charges....................................    .99     .74      1.39      .98
  Unusual charges (Note 5)..................................     --      --      (.21)      --
                                                              -----   -----   -------   ------
                                                                .99     .74      1.18      .98
                                                              -----   -----   -------   ------
Total From Continuing Operations:
  Before unusual charges....................................   1.06     .93      1.42     1.43
  Unusual charges (Note 5)..................................     --      --     (1.45)      --
                                                              -----   -----   -------   ------
                                                               1.06     .93      (.03)    1.43
Discontinued Operations (Note 6)............................     --     .02     (3.47)     .27
Cumulative Effect of Accounting Change (Note 3).............   (.04)     --      (.04)      --
                                                              -----   -----   -------   ------
                                                              $1.02   $ .95   $ (3.54)  $ 1.70
                                                              =====   =====   =======   ======

Excluding the non-recurring items, MCN's earnings from continuing operations increased $11.4 million for the 1999 first quarter and $2.3 million for the 1999 twelve-month period, as compared to the corresponding 1998 periods. The earnings comparisons reflect increased contributions from the Gas Distribution segment resulting from its new gas sales program and the favorable

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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

UNUSUAL CHARGES -- As discussed in MCN's 1998 Annual Report on Form 10-K/A, MCN recorded several unusual charges in the 1998 second and third quarters, consisting of property write-downs, investment losses and restructuring charges. The unusual charges reduced earnings for the 1999 twelve-month period by $114.6 million or $1.45 per diluted share (Note 5).

                                                               TWELVE MONTHS ENDED
                                                                  MARCH 31, 1999
                                                              ----------------------
                                                                NET          DILUTED
                                                              INCOME           EPS
                                                              -------        -------
UNUSUAL CHARGES (in Millions, Except Per Share Amounts)
Diversified Energy:
  Pipelines & Processing....................................  $ (89.5)       $(1.13)
  Electric Power............................................     (1.6)         (.02)
  Corporate & Other.........................................     (6.8)         (.09)
                                                              -------        ------
                                                                (97.9)        (1.24)
Gas Distribution............................................    (16.7)         (.21)
                                                              -------        ------
                                                              $(114.6)       $(1.45)
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

                                                               QUARTER           12 MONTHS
                                                           ---------------   -----------------
                                                            1999     1998      1999      1998
                                                           ------   ------   --------   ------
DIVERSIFIED ENERGY OPERATIONS (in Millions)
Operating Revenues*......................................  $264.7   $229.0   $  878.0   $811.0
                                                           ------   ------   --------   ------
Operating Expenses*
  Property write-downs and restructuring charges
  (Note 5)...............................................      --       --      150.6       --
  Other..................................................   258.8    232.6      894.4    821.7
                                                           ------   ------   --------   ------
                                                            258.8    232.6    1,045.0    821.7
                                                           ------   ------   --------   ------
Operating Income (Loss)..................................     5.9     (3.6)    (167.0)   (10.7)
                                                           ------   ------   --------   ------
Equity in Earnings of Joint Ventures.....................    12.0     16.3       56.9     54.2
                                                           ------   ------   --------   ------
Other Income & (Deductions)*
  Interest income........................................      .4      3.2        2.0      8.6
  Interest expense.......................................    (8.3)    (2.8)     (27.4)   (10.1)
  Dividends on preferred securities of subsidiaries......    (5.0)    (5.2)     (17.4)   (17.9)
  Other..................................................      .9     12.8         .2     20.1
                                                           ------   ------   --------   ------
                                                            (12.0)     8.0      (42.6)      .7
                                                           ------   ------   --------   ------
Income (Loss) Before Income Taxes........................     5.9     20.7     (152.7)    44.2
Income Tax Provision (Benefit)...........................     1.8      6.4      (57.1)    14.0
                                                           ------   ------   --------   ------
Net Income (Loss)
  Before unusual charges.................................     4.1     14.3        2.3     30.2
  Unusual charges (Note 5)...............................      --       --      (97.9)      --
                                                           ------   ------   --------   ------
                                                           $  4.1   $ 14.3   $  (95.6)  $ 30.2
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

                                                                 QUARTER         12 MONTHS
                                                              -------------   ---------------
                                                              1999    1998     1999     1998
                                                              -----   -----   -------   -----
OPERATING AND JOINT VENTURE INCOME (LOSS) (in Millions)
Before Unusual Charges:
  Pipelines & Processing....................................  $ 4.9   $ 9.4   $  16.9   $31.3
  Electric Power............................................    7.5     5.6      27.9    21.5
  Energy Marketing..........................................    5.2     0.5       1.0    (3.7)
  Corporate & Other.........................................     .3    (2.8)     (5.3)   (5.6)
                                                              -----   -----   -------   -----
                                                               17.9    12.7      40.5    43.5
Unusual Charges (Note 5)....................................     --      --    (150.6)     --
                                                              -----   -----   -------   -----
                                                              $17.9   $12.7   $(110.1)  $43.5
                                                              =====   =====   =======   =====

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

PIPELINES & PROCESSING operating and joint venture results, excluding the write-offs, decreased by $4.5 million and $14.4 million for the 1999 first quarter and twelve-month period, respectively. The 1999 periods reflect reduced earnings from MCN's 25%-owned methanol production business resulting from lower methanol prices as well as lower volumes produced. Earnings from the methanol production business benefited from strong methanol prices during 1997 and early 1998, but prices have weakened since. Pipelines & Processing's average methanol sales prices declined 40% for the current quarter and 44% for the 1999 twelve-month period. Methanol production declined 7.4 million gallons for the 1999 first quarter and 8.1 million gallons for the 1999 twelve-month period due to the shutdown of the methanol plant for scheduled maintenance in March 1999. Additionally, Pipelines & Processing results for the 1999 twelve-month period were impacted by $4.4 million of operating losses related to the start-up of the coal fines plants.

Pipelines & Processing operating and joint venture income was also affected by an increase in transportation volumes for the 1999 periods due to new gas gathering ventures and the expansion of existing pipeline projects. Volumes transported increased for the 1999 first quarter and twelve-month period by 6.2 billion cubic feet (Bcf) and 42.8 Bcf, respectively. Pipelines & Processing results were also impacted in the 1999 first quarter by a decrease in gas processed to remove natural gas liquids (NGLs) as well as lower processing margins. The decrease was due to the bypassing of NGL plants as a result of weaker NGL prices. The increase in gas processed to remove NGLs in the 1999 twelve-month period reflects volumes associated with the acquisition of additional processing facilities in late 1997. The volume of carbon dioxide (CO(2)) treated increased .5 Bcf and 4.1 Bcf in the 1999 first quarter and twelve-month period, respectively. However, earnings were not significantly affected since under the terms of Pipelines & Processing's CO(2) processing contracts, revenues are not volume sensitive. Start-up expenses associated with new projects also unfavorably affected Pipelines & Processing 1999 results.

                                                                QUARTER       12 MONTHS
                                                              -----------   -------------
                                                              1999   1998   1999    1998
                                                              ----   ----   -----   -----
PIPELINES & PROCESSING STATISTICS*
  Methanol Produced (million gallons).......................  8.1    15.5    53.0    61.1
  Transportation (Bcf)......................................  48.1   41.9   181.7   138.9
  Gas Processed (Bcf):
     Carbon Dioxide Treatment...............................  12.8   12.3    49.4    45.3
     Natural Gas Liquids Removal............................  8.9    10.3    43.6    28.7
                                                              ----   ----   -----   -----
                                                              21.7   22.6    93.0    74.0
                                                              ====   ====   =====   =====

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The increase in Electric Power operating and joint venture income resulting from the MCV and Michigan Power partnerships was partially offset by reduced contributions from MCN's international power investments, specifically its interest in the Torrent Power Limited (TPL) venture. MCN has a 40% interest in TPL, an Indian joint venture that holds minority interests in electric distribution companies and power generation facilities in the state of Gujarat, India. In February 1999, MCN reached an agreement to sell its interest in TPL for approximately $130 million, subject to certain regulatory approvals. Earnings from TPL for 1999 have been deferred due to the pending sale that is expected to be completed in the third quarter of 1999.

                                                                 QUARTER          12 MONTHS
                                                              -------------   -----------------
                                                              1999    1998     1999      1998
                                                              -----   -----   -------   -------
ELECTRIC POWER (thousands of MW hours)*
  Electricity Sales -- Domestic.............................  700.8   622.9   2,594.5   2,285.0
  Electricity Sales -- International........................     --   238.8   1,049.5     239.5
                                                              -----   -----   -------   -------
                                                              700.8   861.7   3,644.0   2,524.5
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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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

GAS DISTRIBUTION
Results reflect earnings from new gas sales program and more favorable weather -- The Gas Distribution segment's earnings were $84.3 million for the 1999 first quarter, an increase of $21.6 million from the comparable 1998 period. Earnings for the 1999 twelve-month period were $93.4 million, which included $16.7 million of unusual charges. Excluding the unusual charges, earnings for the 1999 twelve-month period were $110.1 million, an increase of $30.2 million over the corresponding 1998 period. The earnings improvement for the 1999 first quarter reflects contributions from the new gas sales program, the impact of more favorable weather and an increase

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

in other operating revenues. The increase in earnings for the 1999 twelve-month period reflects the impact of the gas sales program, an increase in other operating revenues, as well as significantly lower operating expenses. These improvements for the 1999 twelve-month period more than offset the lower gross margins resulting from reduced gas sales and end user transportation deliveries which were caused by warmer weather.

                                                              QUARTER            12 MONTHS
                                                          ---------------   -------------------
                                                           1999     1998      1999       1998
                                                          ------   ------   --------   --------
GAS DISTRIBUTION OPERATIONS (in Millions)
Operating Revenues*
  Gas sales.............................................  $443.0   $372.9   $  909.0   $  971.3
  End user transportation...............................    26.9     25.1       84.1       83.8
  Intermediate transportation...........................    14.7     18.0       60.0       58.4
  Other.................................................    25.1     19.4       73.0       58.8
                                                          ------   ------   --------   --------
                                                           509.7    435.4    1,126.1    1,172.3
Cost of Gas.............................................   255.7    220.7      497.1      555.6
                                                          ------   ------   --------   --------
Gross Margin............................................   254.0    214.7      629.0      616.7
                                                          ------   ------   --------   --------
Other Operating Expenses*
  Operation and maintenance.............................    70.5     63.1      264.0      274.6
  Depreciation, depletion and amortization..............    24.9     22.7       96.0      101.4
  Property and other taxes..............................    18.6     17.5       57.1       61.0
  Property write-down (Note 5)..........................      --       --       24.8         --
                                                          ------   ------   --------   --------
                                                           114.0    103.3      441.9      437.0
                                                          ------   ------   --------   --------
Operating Income........................................   140.0    111.4      187.1      179.7
                                                          ------   ------   --------   --------
Equity in Earnings of Joint Ventures....................      .4       .5         .9        2.0
                                                          ------   ------   --------   --------
Other Income and (Deductions)*
  Interest income.......................................     1.0      1.0        5.7        4.5
  Interest expense......................................   (13.8)   (15.4)     (55.9)     (56.2)
  Investment loss (Note 5)..............................      --       --       (8.5)        --
  Minority interest.....................................     (.3)     (.7)       6.1       (2.3)
  Other.................................................      .4       .1         .2         .4
                                                          ------   ------   --------   --------
                                                           (12.7)   (15.0)     (52.4)     (53.6)
                                                          ------   ------   --------   --------
Income Before Income Taxes..............................   127.7     96.9      135.6      128.1
Income Taxes............................................    43.4     34.2       42.2       48.2
                                                          ------   ------   --------   --------
Net Income
  Before unusual charges................................    84.3     62.7      110.1       79.9
  Unusual charges (Note 5)..............................      --       --      (16.7)        --
                                                          ------   ------   --------   --------
                                                          $ 84.3   $ 62.7   $   93.4   $   79.9
                                                          ======   ======   ========   ========

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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

                                                               QUARTER           12 MONTHS
                                                           ---------------    ----------------
                                                           1999      1998      1999      1998
                                                           -----    ------    ------    ------
EFFECT OF WEATHER ON GAS MARKETS AND EARNINGS
  Percent Colder (Warmer) Than Normal....................   (4.3)%   (18.8)%   (12.0)%    (6.9)%
  Increase (Decrease) From Normal in:
     Gas Markets (Bcf)...................................   (5.1)    (19.2)    (26.2)    (15.5)
     Net Income (in Millions)............................  $(5.1)   $(16.7)   $(23.7)   $(13.5)
     Diluted Earnings Per Share..........................  $(.06)   $ (.20)   $ (.30)   $ (.17)

GAS SALES AND END USER TRANSPORTATION revenues in total increased by $71.9 million for the 1999 first quarter and decreased by $62.0 million for the 1999 twelve-month period. Revenues were affected by fluctuations in gas sales and end user transportation deliveries that increased 12.6 Bcf in the current quarter and decreased by 12.4 Bcf in the 1999 twelve-month period. The fluctuations in gas sales and end user transportation deliveries were due primarily to weather, which was 14.5% colder in the 1999 first quarter and 5.1% warmer in the current twelve-month period compared to the corresponding 1998 periods. Revenues were also impacted by variations in the cost of the gas commodity component of gas sales rates. As previously discussed, this gas commodity component was fixed under MichCon's new gas sales program at $2.95 per Mcf beginning in January 1999. Prior to 1999, MichCon's sales rates were set to recover all of its reasonably and prudently incurred gas costs. The gas commodity component of MichCon's sales increased $.18 per Mcf (6%) for the 1999 first quarter and decreased $.10 per Mcf (3%) for the 1999 twelve-month period.

                                                                 QUARTER        12 MONTHS
                                                              -------------   -------------
                                                              1999    1998    1999    1998
                                                              -----   -----   -----   -----
GAS DISTRIBUTION MARKETS (in Bcf)
  Gas Sales.................................................   92.6    80.0   184.7   194.3
  End User Transportation...................................   42.5    42.5   140.4   143.2
                                                              -----   -----   -----   -----
                                                              135.1   122.5   325.1   337.5
  Intermediate Transportation*..............................  127.4   148.4   516.5   594.3
                                                              -----   -----   -----   -----
                                                              262.5   270.9   841.6   931.8
                                                              =====   =====   =====   =====

* Includes intercompany volumes

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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

DISCONTINUED OPERATIONS
-----------------------
As part of its refocused strategic direction announced in late 1998, MCN decided to sell its E&P properties and has classified this segment as a discontinued operation. MCN completed the sale of the western U.S. portion of its E&P properties in April 1999 for approximately $165 million. In May 1999, MCN reached an agreement to sell its Midcontinent/Gulf Coast properties. Bids on all remaining properties have been received and the properties are expected to be sold in mid-1999. E&P operating results for 1999 will be deferred until the sales of such properties have been completed. E&P had losses of $274.7 million in the 1999 twelve-month period and income of $1.9 million and $22.1 million in the 1998 first quarter and twelve-month period, respectively. The 1999 twelve-month period included a total of $275.0 million of write-downs (Note 6).

CHANGES IN ACCOUNTING
-----------------------------
In the 1999 first quarter, MCN adopted Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-up Activities" issued by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants. SOP 98-5 requires start-up and organizational costs to be expensed as incurred. This change in accounting principle resulted in the write-off of start-up and organization costs capitalized as of December 31, 1998. The cumulative effect of the change was to decrease earnings by $2.9 million for the 1999 first quarter and twelve-month period.

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

CAPITAL RESOURCES AND LIQUIDITY

                                                                   QUARTER
                                                              -----------------
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
                                                              =======   =======

OPERATING ACTIVITIES
-------------------------
MCN's cash flow from operating activities increased $47.7 million during the 1999 first quarter as compared to the same 1998 period. The increase was due primarily to higher earnings, after adjusting for non-cash items (depreciation, change in accounting and deferred taxes).

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

FINANCING ACTIVITIES
-------------------------
MCN's cash flow used for financing activities increased $59.4 million during the 1999 first quarter. The change primarily reflects lower debt and equity issuances, net of debt repayments, in the 1999 quarter compared to the same 1998 period. Proceeds from the expected sale of MCN's E&P properties in mid-1999 will be used to repay commercial paper and bank borrowings. A summary of MCN's significant financing activities and financing plans during 1999 follows.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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

INVESTING ACTIVITIES
------------------------
MCN's cash used for investing activities decreased $29.3 million in the 1999 first quarter as compared to the same 1998 period. The decrease was due primarily to lower capital investments and proceeds from the sale of property and investments.

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

OUTLOOK
----------
1999 capital investments to range between $650 million and $750 million -- MCN's strategic direction is to grow by investing in a diverse portfolio of energy-related projects. For 1999, MCN anticipates investing between $650 million and $750 million, of which 80% is expected to be within the Diversified Energy group.

The proposed level of investments for 1999 and future years could increase capital requirements materially in excess of internally generated funds and require the issuance of additional debt and equity securities. MCN's external capital requirements will also depend on proceeds received from the sale of assets. General market conditions will also dictate the timing and amount of future

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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

                                                Inventory   Assessment   Remediation   Testing
                                                ---------   ----------   -----------   -------
Business Systems:
  March 31, 1999..............................    100%         100%          80%         45%
  June 30, 1999...............................    100%         100%          95%         85%
  September 30, 1999..........................    100%         100%         100%        100%
Measurement and Control Systems:
  March 31, 1999..............................     98%          98%          93%         88%
  June 30, 1999...............................    100%         100%          98%         98%
  September 30, 1999..........................    100%         100%         100%        100%

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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

COMMODITY PRICE RISK
-----------------------------
Natural gas and oil futures, options and swap agreements are used to manage Diversified Energy's exposure to the risk of market price fluctuations on gas sale and purchase contracts, gas and oil production and gas inventories. MCN is entering into offsetting positions for existing hedges of E&P's gas and oil production from properties that are expected to be sold in 1999. As a result of entering into the offsetting positions, as well as changes in commodity prices that occurred during the 1999 first quarter, there have been material changes in the outcome of the sensitivity analysis performed for commodity price risk at March 31, 1999 as compared to December 31, 1998.

As discussed in MCN's 1998 Annual Report on Form 10-K/A, a sensitivity analysis calculates the change in fair values of MCN's natural gas and oil futures and swap agreements given a hypothetical 10% increase or decrease in commodity prices utilizing applicable forward commodity rates in effect at the end of the reporting period.

The results of the sensitivity analysis calculations follow:

                                                 MARCH 31, 1999             DECEMBER 31, 1998
                                            -------------------------   -------------------------
                                             ASSUMING      ASSUMING      ASSUMING      ASSUMING
                                               A 10%         A 10%         A 10%         A 10%
                                            INCREASE IN   DECREASE IN   INCREASE IN   DECREASE IN
                                             COMMODITY     COMMODITY     COMMODITY     COMMODITY
                                              PRICES        PRICES        PRICES        PRICES
(in Millions)                               -----------   -----------   -----------   -----------
Commodity Price Sensitive:*
Swaps: Pay fixed/receive variable.........    $ 77.5        $(77.5)       $ 53.6        $(53.6)
        Pay variable/receive fixed........    $(67.0)       $ 67.0        $(54.0)       $ 54.0
Futures: Longs............................    $   .5        $  (.5)       $  1.9        $ (1.9)
         Shorts...........................    $ (8.1)       $  8.1        $  (.1)       $   .1

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Concluded)

INTEREST RATE RISK
-----------------------
MCN is subject to interest rate risk in connection with the issuance of variable and fixed-rate debt and preferred securities. In order to manage interest costs and risk, MCN uses interest rate swap agreements to exchange fixed and variable-rate interest payment obligations over the life of the agreements without exchange of the underlying principal amounts. During the 1999 first quarter, there have not been any events or factors that have caused any material changes to MCN's interest rate risk.

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

FORWARD-LOOKING STATEMENTS

The Quarterly Report on Form 10-Q/A includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve certain risks and uncertainties as set forth in MCN's 1998 Annual Report on Form 10-K/A.

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

                     MCN ENERGY GROUP INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
--------------------------------------------------------------------------------

                                                               THREE MONTHS ENDED       TWELVE MONTHS ENDED
                                                                    MARCH 31,                MARCH 31,
                                                              ---------------------   -----------------------
                                                                            1998                      1998
                                                                         (Restated)                (Restated)
                                                                1999       NOTE 2        1999        Note 2
(in Thousands, Except Per Share Amounts)                      --------   ----------   ----------   ----------
OPERATING REVENUES..........................................  $767,672    $658,584    $1,989,282   $1,968,690
                                                              --------    --------    ----------   ----------
OPERATING EXPENSES
  Cost of gas...............................................   494,019     437,032     1,319,359    1,326,395
  Operation and maintenance.................................    82,241      71,353       312,849      305,080
  Depreciation, depletion and amortization..................    26,319      23,754       101,479      104,991
  Property and other taxes..................................    19,226      18,552        60,177       63,035
  Property write-downs and restructuring charges (Note 5)...        --          --       175,341           --
                                                              --------    --------    ----------   ----------
                                                               621,805     550,691     1,969,205    1,799,501
                                                              --------    --------    ----------   ----------
OPERATING INCOME............................................   145,867     107,893        20,077      169,189
                                                              --------    --------    ----------   ----------
EQUITY IN EARNINGS OF JOINT VENTURES........................    12,458      16,761        57,922       56,159
                                                              --------    --------    ----------   ----------
OTHER INCOME AND (DEDUCTIONS)
  Interest income...........................................     1,375       4,210         7,632       13,019
  Interest on long-term debt................................   (16,505)    (13,160)      (63,988)     (55,977)
  Other interest expense....................................    (5,591)     (5,063)      (19,334)     (10,244)
  Dividends on preferred securities of subsidiaries.........    (4,972)     (5,209)      (17,376)     (17,993)
  Investment loss (Note 5)..................................        --          --        (8,500)          --
  Minority interest.........................................      (319)       (610)        6,283       (2,221)
  Other.....................................................     1,320      12,696           222       20,473
                                                              --------    --------    ----------   ----------
                                                               (24,692)     (7,136)      (95,061)     (52,943)
                                                              --------    --------    ----------   ----------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME
  TAXES.....................................................   133,633     117,518       (17,062)     172,405
INCOME TAX PROVISION (BENEFIT)..............................    45,218      40,578       (14,860)      62,280
                                                              --------    --------    ----------   ----------
INCOME FROM CONTINUING OPERATIONS...........................    88,415      76,940        (2,202)     110,125
DISCONTINUED OPERATIONS, NET OF TAXES (NOTE 6)..............        --       1,942      (274,733)      22,067
                                                              --------    --------    ----------   ----------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING
  CHANGE....................................................    88,415      78,882      (276,935)     132,192
(CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF TAXES
NOTE 3).....................................................    (2,872)         --        (2,872)          --
                                                              --------    --------    ----------   ----------
NET INCOME (LOSS)...........................................  $ 85,543    $ 78,882    $ (279,807)  $  132,192
                                                              ========    ========    ==========   ==========
BASIC EARNINGS (LOSS) PER SHARE (NOTE 10)
  Continuing operations.....................................  $   1.11    $    .98    $     (.03)  $     1.46
  Discontinued operations (Note 6)..........................        --         .03         (3.47)         .29
  Cumulative effect of accounting change (Note 3)...........      (.04)         --          (.04)          --
                                                              --------    --------    ----------   ----------
                                                              $   1.07    $   1.01    $    (3.54)  $     1.75
                                                              ========    ========    ==========   ==========
DILUTED EARNINGS (LOSS) PER SHARE (NOTE 10)
  Continuing operations.....................................  $   1.06    $    .93    $     (.03)  $     1.43
  Discontinued operations (Note 6)..........................        --         .02         (3.47)         .27
  Cumulative effect of accounting change (Note 3)...........      (.04)         --          (.04)          --
                                                              --------    --------    ----------   ----------
                                                              $   1.02    $    .95    $    (3.54)  $     1.70
                                                              ========    ========    ==========   ==========
AVERAGE COMMON SHARES OUTSTANDING
  Basic.....................................................    79,413      78,365        79,081       75,658
                                                              ========    ========    ==========   ==========
  Diluted...................................................    85,064      84,504        79,081       81,439
                                                              ========    ========    ==========   ==========
DIVIDENDS DECLARED PER SHARE................................  $  .2550    $  .2550    $   1.0200   $    .9950
                                                              ========    ========    ==========   ==========
-------------------------------------------------------------------------------------------------------------

       CONSOLIDATED STATEMENT OF RETAINED EARNINGS (DEFICIT) (Unaudited)
--------------------------------------------------------------------------------

                                                               THREE MONTHS ENDED     TWELVE MONTHS ENDED
                                                                   MARCH 31,               MARCH 31,
                                                              --------------------   ----------------------
                                                                           1998                     1998
                                                                        (Restated)               (Restated)
                                                               1999       NOTE 2       1999        Note 2
(in Thousands)                                                -------   ----------   ---------   ----------
BALANCE -- BEGINNING OF PERIOD..............................  $(2,977)   $365,730    $ 424,157    $368,511
ADD -- NET INCOME (LOSS)....................................   85,543      78,882     (279,807)    132,192
                                                              -------    --------    ---------    --------
                                                               82,566     444,612      144,350     500,703
DEDUCT -- CASH DIVIDENDS DECLARED...........................   19,791      20,455       81,575      76,546
                                                              -------    --------    ---------    --------
BALANCE -- END OF PERIOD....................................  $62,775    $424,157    $  62,775    $424,157
                                                              =======    ========    =========    ========
-----------------------------------------------------------------------------------------------------------

The notes to the consolidated financial statements are an integral part of these statements.

                     MCN ENERGY GROUP INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF FINANCIAL POSITION (Unaudited)
--------------------------------------------------------------------------------

                                                                       MARCH 31,            DECEMBER 31,
                                                                ------------------------    ------------
                                                                                 1998           1998
                                                                              (Restated)     (Restated)
                                                                   1999         Note 2         Note 2
(in Thousands)                                                  ----------    ----------    ------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents, at cost (which approximates
    market value)...........................................    $   34,833    $  39,713      $   17,039
  Accounts receivable, less allowance for doubtful accounts
    of $13,411, $18,661 and $9,655, respectively............       431,783      434,541         400,120
  Accrued unbilled revenues.................................        77,335       64,246          87,888
  Gas in inventory (Note 7).................................        90,122       65,112         147,387
  Property taxes assessed applicable to future periods......        63,064       56,726          72,551
  Other.....................................................        50,062       62,675          42,472
                                                                ----------    ----------     ----------
                                                                   747,199      723,013         767,457
                                                                ----------    ----------     ----------
DEFERRED CHARGES AND OTHER ASSETS
  Deferred income taxes.....................................        29,054           --          50,547
  Investments in debt and equity securities.................        68,920       49,986          69,705
  Deferred swap losses and receivables (Note 13)............        48,510       67,053          63,147
  Deferred environmental costs..............................        31,056       30,351          30,773
  Prepaid benefit costs.....................................       122,061       79,869         111,775
  Other.....................................................       107,511       82,307          98,940
                                                                ----------    ----------     ----------
                                                                   407,112      309,566         424,887
                                                                ----------    ----------     ----------
INVESTMENTS IN AND ADVANCES TO JOINT VENTURES
  Pipelines & Processing....................................       543,709      359,051         521,711
  Electric Power............................................       242,491      195,441         231,668
  Energy Marketing..........................................        29,888       23,441          29,435
  Gas Distribution (Note 5).................................         1,628        8,906           1,478
  Other.....................................................        18,632       18,916          18,939
                                                                ----------    ----------     ----------
                                                                   836,348      605,755         803,231
                                                                ----------    ----------     ----------
PROPERTY, PLANT AND EQUIPMENT
  Pipelines & Processing (Note 5)...........................        45,771       61,670          48,706
  Gas Distribution (Note 5).................................     2,938,831    2,832,622       2,916,540
  Exploration & Production (Note 6).........................     1,051,512    1,363,663       1,040,047
  Other.....................................................        49,446       29,304          36,124
                                                                ----------    ----------     ----------
                                                                 4,085,560    4,287,259       4,041,417
  Less -- Accumulated depreciation and depletion............     1,688,538    1,520,994       1,644,094
                                                                ----------    ----------     ----------
                                                                 2,397,022    2,766,265       2,397,323
                                                                ----------    ----------     ----------
                                                                $4,387,681    $4,404,599     $4,392,898
                                                                ==========    ==========     ==========
--------------------------------------------------------------------------------------------------------

The notes to the consolidated financial statements are an integral part of this statement.

                     MCN ENERGY GROUP INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF FINANCIAL POSITION (Unaudited)
--------------------------------------------------------------------------------

                                                                       MARCH 31,            DECEMBER 31,
                                                                ------------------------    ------------
                                                                                 1998           1998
                                                                              (Restated)     (Restated)
                                                                   1999         Note 2         Note 2
(in Thousands)                                                  ----------    ----------    ------------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable..........................................    $  258,366    $ 283,600      $  304,349
  Notes payable.............................................       534,639      172,751         618,851
  Current portion of long-term debt and capital lease
    obligations.............................................       188,427       29,538         269,721
  Gas inventory equalization (Note 7).......................        79,559       70,900              --
  Federal income, property and other taxes payable..........        89,734       90,090          69,465
  Deferred gas cost recovery revenues (Note 4b).............            --       18,937          14,980
  Gas payable...............................................        37,515       21,232          42,669
  Customer deposits.........................................        17,476       15,343          18,791
  Other.....................................................        98,450       79,496         108,310
                                                                ----------    ----------     ----------
                                                                 1,304,166      781,887       1,447,136
                                                                ----------    ----------     ----------
DEFERRED CREDITS AND OTHER LIABILITIES
  Deferred income taxes.....................................            --      163,686              --
  Unamortized investment tax credit.........................        29,569       32,577          30,056
  Tax benefits amortizable to customers.....................       129,494      123,189         130,120
  Deferred swap gains and payables (Note 13)................        51,605       49,216          62,956
  Accrued environmental costs...............................        34,888       35,000          35,000
  Minority interest.........................................        10,405       20,276          10,898
  Other.....................................................        77,623       69,105          75,439
                                                                ----------    ----------     ----------
                                                                   333,584      493,049         344,469
                                                                ----------    ----------     ----------
LONG-TERM DEBT, including capital lease obligations (Note
  9)........................................................     1,392,850    1,415,494       1,307,168
                                                                ----------    ----------     ----------
MCN-OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF
  SUBSIDIARIES HOLDING SOLELY DEBENTURES OF MCN.............       502,157      504,869         502,203
                                                                ----------    ----------     ----------
CONTINGENCIES (Note 12)
COMMON SHAREHOLDERS' EQUITY
  Common stock..............................................           798          788             797
  Additional paid-in capital................................       830,450      815,364         832,966
  Retained earnings.........................................        62,775      424,157          (2,977)
  Accumulated other comprehensive loss (Note 11)............       (16,811)      (9,085)        (16,576)
  Yield enhancement, contract and issuance costs............       (22,288)     (21,924)        (22,288)
                                                                ----------    ----------     ----------
                                                                   854,924    1,209,300         791,922
                                                                ----------    ----------     ----------
                                                                $4,387,681    $4,404,599     $4,392,898
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

The 1998 information in the accompanying consolidated financial statements has been restated from amounts originally reported to properly account for the transactions identified. A summary of the significant effects of the restatement on MCN's March 31, 1998 financial statements is as follows:

                                                 THREE MONTHS ENDED        TWELVE MONTHS ENDED
                                                   MARCH 31, 1998            MARCH 31, 1998
                                               -----------------------   -----------------------
                                               PREVIOUSLY                PREVIOUSLY
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)       REPORTED*     RESTATED    REPORTED*     RESTATED
----------------------------------------       ----------   ----------   ----------   ----------
CONSOLIDATED STATEMENT OF OPERATIONS
  Cost of Gas................................  $  434,528   $  437,032   $1,312,774   $1,326,395
  Income From Continuing Operations Before
     Income Taxes............................  $  120,022   $  117,518   $  186,026   $  172,405
  Income Tax Provision.......................  $   41,454   $   40,578   $   67,046   $   62,280
  Income From Continuing Operations..........  $   78,568   $   76,940   $  118,980   $  110,125
  Net Income.................................  $   80,510   $   78,882   $  141,047   $  132,192
  Basic Earnings Per Share
     Continuing Operations...................  $     1.00   $      .98         1.57   $     1.46
     Continuing and Discontinued
       Operations............................  $     1.03   $     1.01   $     1.86   $     1.75
  Diluted Earnings Per Share
     Continuing Operations...................  $      .95   $      .93         1.54   $     1.43
     Continuing and Discontinued
       Operations............................  $      .97   $      .95         1.81   $     1.70

                                                   MARCH 31, 1998
                                               -----------------------
                                               PREVIOUSLY
                                                REPORTED     RESTATED
                                               ----------   ----------
CONSOLIDATED STATEMENT OF FINANCIAL POSITION
  Accounts Receivable........................  $  434,004   $  434,541
  Accounts Payable...........................  $  266,596   $  283,600
  Federal Income, Property and Other Taxes
     Payable.................................  $   95,852   $   90,090
  Common Shareholders' Equity................  $1,220,005   $1,209,300

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

The following financial information summarizes E&P's operations:

                                                   THREE MONTHS ENDED            TWELVE MONTHS ENDED
                                                       MARCH 31,                      MARCH 31,
                                                ------------------------      --------------------------
                                                  1999            1998          1999              1998
(in Thousands)                                  --------         -------      ---------         --------
Operating Revenues.......................       $     --         $55,612      $ 151,490         $221,333
                                                --------         -------      ---------         --------
Operating Income (Loss)..................       $     --         $ 8,733      $(396,688)        $ 46,807
                                                --------         -------      ---------         --------
Income (Loss) Before Income Taxes........       $     --         $(2,828)     $(433,931)        $  8,432
Income Tax Benefits......................             --          (4,770)      (159,198)         (13,635)
                                                --------         -------      ---------         --------
Net Income (Loss)........................       $     --         $ 1,942      $(274,733)        $ 22,067
                                                ========         =======      =========         ========

                                                                    MARCH 31,         DEC. 31,
                                                              ---------------------   --------
                                                                1999        1998        1998
(in Thousands)                                                --------   ----------   --------
ASSETS
  Accounts receivable, net..................................  $ 49,617   $   43,949   $ 74,273
  Property, plant and equipment, net........................   807,275    1,194,298    815,252
  Noncurrent deferred income taxes..........................    89,320           --     96,006
  Other.....................................................    14,593       36,687      2,670
                                                              --------   ----------   --------
                                                              $960,805   $1,274,934   $988,201
                                                              ========   ==========   ========
LIABILITIES
  Accounts payable..........................................  $ 24,078   $   48,875   $ 59,063
  Long-term debt and capital lease obligations..............       299      120,619        929
  Noncurrent deferred income taxes..........................        --       66,561         --
  Other.....................................................     4,437           71      9,458
                                                              --------   ----------   --------
                                                              $ 28,814   $  236,126   $ 69,450
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

                                                                       WEIGHTED
                                                  INCOME FROM           AVERAGE
                                                   CONTINUING           COMMON           EARNINGS
                                                   OPERATIONS           SHARES          PER SHARE
                                               ------------------   ---------------   --------------
                                                1999       1998      1999     1998     1999    1998
(in Thousands, Except Per Share Amounts)       -------   --------   ------   ------   ------   -----
THREE MONTHS ENDED MARCH 31
  Basic EPS..................................  $88,415   $ 76,940   79,413   78,365   $ 1.11   $ .98
                                                                                      ------   -----
  Effect of Dilutive Securities:
     FELINE PRIDES...........................    1,571      1,581    4,560    3,738
     Enhanced PRIDES.........................       --         40       --    1,343
     Stock-based compensation plans..........       --         --    1,091    1,058
                                               -------   --------   ------   ------
  Diluted EPS................................  $89,986   $ 78,561   85,064   84,504   $ 1.06   $ .93
                                               =======   ========   ======   ======   ------   -----
TWELVE MONTHS ENDED MARCH 31
  Basic EPS..................................  $(2,202)  $110,125   79,081   75,658   $ (.03)  $1.46
                                                                                      ------   -----
  Effect of Dilutive Securities:
     FELINE PRIDES...........................       --      6,323       --    4,020
     Enhanced PRIDES.........................       --        196       --      848
     Stock-based compensation plans..........       --         --       --      913
                                               -------   --------   ------   ------
  Diluted EPS................................  $(2,202)  $116,644   79,081   81,439   $ (.03)  $1.43
                                               =======   ========   ======   ======   ------   -----

11. COMPREHENSIVE INCOME

MCN reports comprehensive income, which is defined as the change in common shareholder's equity during a period from transactions and events from non-owner sources, including net income. Total comprehensive income for the applicable periods is as follows:

                                                 THREE MONTHS ENDED            TWELVE MONTHS ENDED
                                                      MARCH 31,                     MARCH 31,
                                               -----------------------       ------------------------
                                                1999            1998           1999            1998
(in Thousands)                                 -------         -------       ---------       --------
COMPREHENSIVE INCOME (LOSS)
  Net Income (Loss)..........................  $85,543         $78,882       $(279,807)      $132,192
                                               -------         -------       ---------       --------
  Other Comprehensive Income (Loss), Net of
     Taxes:
     Foreign currency translation
       adjustment............................      282            (499)         (5,773)        (6,773)
                                               -------         -------       ---------       --------
     Unrealized loss on securities:
       Unrealized losses during period.......     (517)         (1,067)         (5,941)        (2,251)
       Less: Reclassification for losses
          recognized in net income...........       --              --           3,987             --
                                               -------         -------       ---------       --------
                                                  (517)         (1,067)         (1,954)        (2,251)
                                               -------         -------       ---------       --------
  Total Other Comprehensive Loss, Net of
     Taxes...................................     (235)         (1,566)         (7,727)        (9,024)
                                               -------         -------       ---------       --------
  Total Comprehensive Income (Loss)..........  $85,308         $77,316       $(287,534)      $123,168
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

13. COMMODITY SWAP AGREEMENTS

MCN's Diversified Energy and Gas Distribution groups manage commodity price risk through the use of various derivative instruments and predominately limit the use of such instruments to hedging activities. The following assets and liabilities related to the use of gas and oil swap agreements are reflected in the Consolidated Statement of Financial
Position:

                                                                 MARCH 31,       DECEMBER 31,
                                                             -----------------   ------------
                                                              1999      1998         1998
                      (in Thousands)                         -------   -------   ------------
DEFERRED SWAP LOSSES AND RECEIVABLES
  Unrealized losses........................................  $36,120   $59,307     $48,700
  Receivables..............................................   19,012     8,134      25,864
                                                             -------   -------     -------
                                                              55,132    67,441      74,564
  Less -- Current portion..................................    6,622       388      11,417
                                                             -------   -------     -------
                                                             $48,510   $67,053     $63,147
                                                             =======   =======     =======
DEFERRED SWAP GAINS AND PAYABLES
  Unrealized gains.........................................  $17,809   $ 4,504     $24,126
  Payables.................................................   41,283    67,407      54,525
                                                             -------   -------     -------
                                                              59,092    71,911      78,651
  Less -- Current portion..................................    7,487    22,695      15,695
                                                             -------   -------     -------
                                                             $51,605   $49,216     $62,956
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

                                                     THREE MONTHS ENDED       TWELVE MONTHS ENDED
                                                         MARCH 31,                 MARCH 31,
                                                   ----------------------   -----------------------
                                                     1999          1998        1999         1998
                 (in Thousands)                    --------      --------   ----------   ----------
Revenues From Unaffiliated Customers:
  Pipelines & Processing.........................  $  5,905      $  2,233   $   24,528   $    7,240
  Electric Power.................................    12,143         9,678       49,596       47,382
  Energy Marketing...............................   242,612       214,513      795,167      751,510
  Gas Distribution...............................   507,012       432,160    1,119,991    1,162,558
                                                   --------      --------   ----------   ----------
                                                    767,672       658,584    1,989,282    1,968,690
                                                   --------      --------   ----------   ----------
Revenues From Affiliated Customers:
  Pipelines & Processing.........................       174           174          345          396
  Energy Marketing...............................    18,085        24,009       99,619       90,355
  Gas Distribution...............................     2,668         3,250        6,053        9,757
                                                   --------      --------   ----------   ----------
                                                     20,927        27,433      106,017      100,508
                                                   --------      --------   ----------   ----------
Eliminations.....................................   (20,927)      (27,433)    (106,017)    (100,508)
                                                   --------      --------   ----------   ----------
Consolidated Operating Revenues..................  $767,672      $658,584   $1,989,282   $1,968,690
                                                   ========      ========   ==========   ==========
Net Income (Loss):
  Pipelines & Processing.........................  $  1,675      $  4,454   $  (84,478)  $   16,690
  Electric Power.................................     4,401         7,719       16,887       19,919
  Energy Marketing...............................     2,355         3,411       (2,094)       1,786
  Gas Distribution...............................    84,293        62,656       93,371       79,852
  Corporate & Other..............................    (4,309)       (1,300)     (25,888)      (8,122)
                                                   --------      --------   ----------   ----------
                                                     88,415        76,940       (2,202)     110,125
  Discontinued Operations........................        --         1,942     (274,733)      22,067
  Cumulative effect of accounting change.........    (2,872)           --       (2,872)          --
                                                   --------      --------   ----------   ----------
Consolidated Net Income (Loss)...................  $ 85,543      $ 78,882   $ (279,807)  $  132,192
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

               CONSOLIDATING STATEMENTS OF OPERATIONS (Unaudited)

                                                               MCN                              ELIMINATIONS
                                                            AND OTHER                               AND        CONSOLIDATED
                                                           SUBSIDIARIES    MCNIC     MICHCON     RECLASSES        TOTAL
                                                           ------------    -----     -------    ------------   ------------
(in Thousands)                                                            THREE MONTHS ENDED MARCH 31, 1999
                                                           ----------------------------------------------------------------
OPERATING REVENUES.......................................    $11,664      $264,653   $498,090     $ (6,735)      $767,672
                                                             -------      --------   --------     --------       --------
OPERATING EXPENSES
  Cost of gas............................................      7,405       242,435   248,351        (4,172)       494,019
  Operation and maintenance..............................     (1,425)       18,657    67,546        (2,537)        82,241
  Depreciation, depletion and amortization...............        834           877    24,608            --         26,319
  Property and other taxes...............................        388           370    18,462             6         19,226
                                                             -------      --------   --------     --------       --------
                                                               7,202       262,339   358,967        (6,703)       621,805
                                                             -------      --------   --------     --------       --------
OPERATING INCOME.........................................      4,462         2,314   139,123           (32)       145,867
                                                             -------      --------   --------     --------       --------
EQUITY IN EARNINGS OF JOINT VENTURES AND SUBSIDIARIES....     84,053        12,017       441       (84,053)        12,458
                                                             -------      --------   --------     --------       --------
OTHER INCOME AND (DEDUCTIONS)
  Interest income........................................      5,293           396       999        (5,313)         1,375
  Interest on long-term debt.............................        211        (5,750)  (10,966)           --        (16,505)
  Other interest expense.................................     (4,162)       (4,085)   (2,655)        5,311         (5,591)
  Dividends on preferred securities of subsidiaries......         --            --        --        (4,972)        (4,972)
  Minority interest......................................         --           (62)     (257)           --           (319)
  Other..................................................       (131)          953       464            34          1,320
                                                             -------      --------   --------     --------       --------
                                                               1,211        (8,548)  (12,415)       (4,940)       (24,692)
                                                             -------      --------   --------     --------       --------
INCOME BEFORE INCOME TAXES...............................     89,726         5,783   127,149       (89,025)       133,633
INCOME TAX PROVISION.....................................        259         1,783    43,176            --         45,218
                                                             -------      --------   --------     --------       --------
INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE.....     89,467         4,000    83,973       (89,025)        88,415
CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF TAXES.....         --        (2,872)       --            --         (2,872)
                                                             -------      --------   --------     --------       --------
NET INCOME...............................................     89,467         1,128    83,973       (89,025)        85,543
DIVIDENDS ON PREFERRED SECURITIES........................      4,972            --        --        (4,972)            --
                                                             -------      --------   --------     --------       --------
NET INCOME AVAILABLE FOR COMMON STOCK....................    $84,495      $  1,128   $83,973      $(84,053)      $ 85,543
                                                             =======      ========   ========     ========       ========

                                                                         THREE MONTHS ENDED MARCH 31, 1998
                                                          ----------------------------------------------------------------
OPERATING REVENUES......................................    $ 6,182      $228,978   $429,227     $ (5,803)      $658,584
                                                            -------      --------   --------     --------       --------
OPERATING EXPENSES
  Cost of gas...........................................      3,121       219,517   217,589        (3,195)       437,032
  Operation and maintenance.............................        140        11,599    62,222        (2,608)        71,353
  Depreciation, depletion and amortization..............        646           663    22,445            --         23,754
  Property and other taxes..............................        633           617    17,302            --         18,552
                                                            -------      --------   --------     --------       --------
                                                              4,540       232,396   319,558        (5,803)       550,691
                                                            -------      --------   --------     --------       --------
OPERATING INCOME (LOSS).................................      1,642        (3,418)  109,669            --        107,893
                                                            -------      --------   --------     --------       --------
EQUITY IN EARNINGS OF JOINT VENTURES AND SUBSIDIARIES...     79,253        16,307       589       (79,388)        16,761
                                                            -------      --------   --------     --------       --------
OTHER INCOME AND (DEDUCTIONS)
  Interest income.......................................      5,500         3,056     1,112        (5,458)         4,210
  Interest on long-term debt............................        241        (1,195)  (12,206)           --        (13,160)
  Other interest expense................................       (449)       (6,917)   (3,257)        5,560         (5,063)
  Dividends on preferred securities of subsidiaries.....         --            --        --        (5,209)        (5,209)
  Minority interest.....................................         --           135      (745)           --           (610)
  Other.................................................         34        12,541       121            --         12,696
                                                            -------      --------   --------     --------       --------
                                                              5,326         7,620   (14,975)       (5,107)        (7,136)
                                                            -------      --------   --------     --------       --------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES...     86,221        20,509    95,283       (84,495)       117,518
INCOME TAX PROVISION....................................        604         6,355    33,619            --         40,578
                                                            -------      --------   --------     --------       --------
INCOME FROM CONTINUING OPERATIONS.......................     85,617        14,154    61,664       (84,495)        76,940
DISCONTINUED OPERATIONS, NET OF TAXES...................         --         1,942        --            --          1,942
                                                            -------      --------   --------     --------       --------
NET INCOME..............................................     85,617        16,096    61,664       (84,495)        78,882
DIVIDENDS ON PREFERRED SECURITIES.......................      5,209            --        --        (5,209)            --
                                                            -------      --------   --------     --------       --------
NET INCOME AVAILABLE FOR COMMON STOCK...................    $80,408      $ 16,096   $61,664      $(79,286)      $ 78,882
                                                            =======      ========   ========     ========       ========

               CONSOLIDATING STATEMENTS OF OPERATIONS (Unaudited)

                                                        MCN                                  ELIMINATIONS
                                                     AND OTHER                                   AND        CONSOLIDATED
                                                    SUBSIDIARIES     MCNIC       MICHCON      RECLASSES        TOTAL
                                                    ------------   ----------   ----------   ------------   ------------
(in Thousands)                                                       TWELVE MONTHS ENDED MARCH 31, 1999
                                                    --------------------------------------------------------------------
OPERATING REVENUES................................   $  23,744     $  877,999   $1,102,521     $(14,982)     $1,989,282
                                                     ---------     ----------   ----------     --------      ----------
OPERATING EXPENSES
  Cost of gas.....................................      14,990        831,723      482,291       (9,645)      1,319,359
  Operation and maintenance.......................     (11,772)        72,211      257,721       (5,311)        312,849
  Depreciation, depletion and amortization........       3,394          3,039       95,046           --         101,479
  Property and other taxes........................       1,474          2,099       56,598            6          60,177
  Property write-downs and restructuring
    charges.......................................       8,669        141,872       24,800           --         175,341
                                                     ---------     ----------   ----------     --------      ----------
                                                        16,755      1,050,944      916,456      (14,950)      1,969,205
                                                     ---------     ----------   ----------     --------      ----------
OPERATING INCOME (LOSS)...........................       6,989       (172,945)     186,065          (32)         20,077
                                                     ---------     ----------   ----------     --------      ----------
EQUITY IN EARNINGS (LOSSES) OF JOINT VENTURES AND
  SUBSIDIARIES....................................    (269,971)        56,952        1,798      269,143          57,922
                                                     ---------     ----------   ----------     --------      ----------
OTHER INCOME AND (DEDUCTIONS)
  Interest income.................................      18,444          3,523        5,575      (19,910)          7,632
  Interest on long-term debt......................        (671)       (19,673)     (43,644)          --         (63,988)
  Other interest expense..........................      (6,187)       (21,443)     (11,511)      19,807         (19,334)
  Dividends on preferred securities of
    subsidiaries..................................          --             --           --      (17,376)        (17,376)
  Investment loss.................................      (8,500)            --           --           --          (8,500)
  Minority interest...............................          --             68        6,215           --           6,283
  Other...........................................        (770)           797          161           34             222
                                                     ---------     ----------   ----------     --------      ----------
                                                         2,316        (36,728)     (43,204)     (17,445)        (95,061)
                                                     ---------     ----------   ----------     --------      ----------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
  INCOME TAXES....................................    (260,666)      (152,721)     144,659      251,666         (17,062)
INCOME TAX PROVISION (BENEFIT)....................      (3,174)       (57,060)      45,374           --         (14,860)
                                                     ---------     ----------   ----------     --------      ----------
INCOME (LOSS) FROM CONTINUING OPERATIONS..........    (257,492)       (95,661)      99,285      251,666          (2,202)
DISCONTINUED OPERATIONS, NET OF TAXES.............          --       (274,733)          --           --        (274,733)
                                                     ---------     ----------   ----------     --------      ----------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE...............................    (257,492)      (370,394)      99,285      251,666        (276,935)
CUMULATIVE EFFECT OF ACCOUNTING CHANGE............          --         (2,872)          --           --          (2,872)
                                                     ---------     ----------   ----------     --------      ----------
NET INCOME (LOSS).................................    (257,492)      (373,266)      99,285      251,666        (279,807)
DIVIDENDS ON PREFERRED SECURITIES.................      17,376             --           --      (17,376)             --
                                                     ---------     ----------   ----------     --------      ----------
NET INCOME (LOSS) AVAILABLE FOR COMMON STOCK......   $(274,868)    $ (373,266)  $   99,285     $269,042      $ (279,807)
                                                     =========     ==========   ==========     ========      ==========

                                                                     TWELVE MONTHS ENDED MARCH 31, 1998
                                                    --------------------------------------------------------------------
OPERATING REVENUES................................   $  16,852     $  811,093   $1,155,461    $ (14,716)     $1,968,690
                                                     ---------     ----------   ----------    ---------      ----------
OPERATING EXPENSES
  Cost of gas.....................................       9,057        780,220      546,545       (9,427)      1,326,395
  Operation and maintenance.......................       2,367         37,245      270,757       (5,289)        305,080
  Depreciation, depletion and amortization........       2,373          1,971      100,647           --         104,991
  Property and other taxes........................       1,614          1,169       60,252           --          63,035
  Property write-downs and restructuring
    charges.......................................          --             --           --           --              --
                                                     ---------     ----------   ----------    ---------      ----------
                                                        15,411        820,605      978,201      (14,716)      1,799,501
                                                     ---------     ----------   ----------    ---------      ----------
OPERATING INCOME (LOSS)...........................       1,441         (9,512)     177,260           --         169,189
                                                     ---------     ----------   ----------    ---------      ----------
EQUITY IN EARNINGS OF JOINT VENTURES AND
  SUBSIDIARIES....................................     142,440         53,603        1,478     (141,362)         56,159
                                                     ---------     ----------   ----------    ---------      ----------
OTHER INCOME AND (DEDUCTIONS)
  Interest Income.................................      17,352          8,320        4,562      (17,215)         13,019
  Interest on long-term debt......................         507         (9,492)     (46,992)          --         (55,977)
  Other interest expense..........................       1,108        (19,927)      (9,030)      17,605         (10,244)
  Dividends on preferred securities of
    subsidiaries..................................          --             --           --      (17,993)        (17,993)
  Minority interest...............................          --             68       (2,289)          --          (2,221)
  Other...........................................         165         19,852          456           --          20,473
                                                     ---------     ----------   ----------    ---------      ----------
                                                        19,132         (1,179)     (53,293)     (17,603)        (52,943)
                                                     ---------     ----------   ----------    ---------      ----------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME
  TAXES...........................................     163,013         42,912      125,445     (158,965)        172,405
INCOME TAX PROVISION..............................       2,235         13,091       46,954           --          62,280
                                                     ---------     ----------   ----------    ---------      ----------
INCOME FROM CONTINUING OPERATIONS.................     160,778         29,821       78,491     (158,965)        110,125
DISCONTINUED OPERATIONS, NET OF TAXES.............          --         22,067           --           --          22,067
                                                     ---------     ----------   ----------    ---------      ----------
NET INCOME........................................     160,778         51,888       78,491     (158,965)        132,192
DIVIDENDS ON PREFERRED SECURITIES.................      17,993             --           --      (17,993)             --
                                                     ---------     ----------   ----------    ---------      ----------
NET INCOME AVAILABLE FOR COMMON STOCK.............   $ 142,785     $   51,888   $   78,491    $(140,972)     $  132,192
                                                     =========     ==========   ==========    =========      ==========

           CONSOLIDATING STATEMENT OF FINANCIAL POSITION (Unaudited)

                                                       MCN                                     ELIMINATIONS
                                                    AND OTHER                                      AND         CONSOLIDATED
                                                   SUBSIDIARIES      MCNIC        MICHCON       RECLASSES         TOTAL
                                                   ------------    ----------    ----------    ------------    ------------
(in Thousands)                                                                  MARCH 31, 1999
                                                   ------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents, at cost...........     $    1,472     $    9,849    $   23,512    $        --      $   34,833
  Accounts receivable..........................         11,697        225,981       226,238        (18,722)        445,194
    Less -- Allowance for doubtful accounts....             93          1,773        11,545             --          13,411
                                                    ----------     ----------    ----------    -----------      ----------
  Accounts receivable, net.....................         11,604        224,208       214,693        (18,722)        431,783
  Accrued unbilled revenues....................            904             --        76,431             --          77,335
  Gas in inventory.............................             --         65,637        24,485             --          90,122
  Property taxes assessed applicable to future
    periods....................................            262          3,547        59,255             --          63,064
  Other........................................          6,130         22,609        32,990        (11,667)         50,062
                                                    ----------     ----------    ----------    -----------      ----------
                                                        20,372        325,850       431,366        (30,389)        747,199
                                                    ----------     ----------    ----------    -----------      ----------
DEFERRED CHARGES AND OTHER ASSETS
  Deferred income taxes........................            324        115,025            --        (86,295)         29,054
  Investments in debt and equity securities....             --          2,209        66,110            601          68,920
  Deferred swap losses and receivables.........             --         48,510            --             --          48,510
  Deferred environmental costs.................          2,770             --        28,286             --          31,056
  Prepaid benefit costs........................             --             --       124,235         (2,174)        122,061
  Other........................................         11,678         29,742        61,250          4,841         107,511
                                                    ----------     ----------    ----------    -----------      ----------
                                                        14,772        195,486       279,881        (83,027)        407,112
                                                    ----------     ----------    ----------    -----------      ----------
INVESTMENTS IN AND ADVANCES TO JOINT VENTURES
  AND SUBSIDIARIES.............................      1,589,031        814,912        19,808     (1,587,403)        836,348
                                                    ----------     ----------    ----------    -----------      ----------
PROPERTY, PLANT AND EQUIPMENT, at cost.........         48,826      1,125,366     2,911,368             --       4,085,560
  Less -- Accumulated depreciation and
    depletion..................................         17,943        250,082     1,420,513             --       1,688,538
                                                    ----------     ----------    ----------    -----------      ----------
                                                        30,883        875,284     1,490,855             --       2,397,022
                                                    ----------     ----------    ----------    -----------      ----------
                                                    $1,655,058     $2,211,532    $2,221,910    $(1,700,819)     $4,387,681
                                                    ==========     ==========    ==========    ===========      ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable.............................     $    3,846     $  175,097    $   96,390    $   (16,967)     $  258,366
  Notes payable................................        237,762        188,828       107,900            149         534,639
  Current portion of long-term debt and capital
    lease obligations..........................             --        130,216        58,211             --         188,427
  Gas inventory equalization...................             --             --        79,559             --          79,559
  Federal income, property and other taxes
    payable....................................         (3,555)        (4,312)      103,464         (5,863)         89,734
  Deferred gas cost recovery revenues..........             --             --            --             --              --
  Gas payable..................................             --         11,680        25,835             --          37,515
  Customer deposits............................             17             --        17,459             --          17,476
  Other........................................         21,504         20,602        58,935         (2,591)         98,450
                                                    ----------     ----------    ----------    -----------      ----------
                                                       259,574        522,111       547,753        (25,272)      1,304,166
                                                    ----------     ----------    ----------    -----------      ----------
DEFERRED CREDITS AND OTHER LIABILITIES
  Deferred income taxes........................        (10,383)            --        96,353        (85,970)             --
  Unamortized investment tax credit............            266             --        29,303             --          29,569
  Tax benefits amortizable to customers........             --             --       129,494             --         129,494
  Deferred swap gains and payables.............             --         51,605            --             --          51,605
  Accrued environmental costs..................          3,000             --        31,888             --          34,888
  Minority interest............................             --          2,230         8,175             --          10,405
  Other........................................         13,167         14,770        51,860         (2,174)         77,623
                                                    ----------     ----------    ----------    -----------      ----------
                                                         6,050         68,605       347,073        (88,144)        333,584
                                                    ----------     ----------    ----------    -----------      ----------
LONG-TERM DEBT, including capital lease
  obligations..................................             --        778,905       613,945             --       1,392,850
                                                    ----------     ----------    ----------    -----------      ----------
REDEEMABLE PREFERRED SECURITIES OF
  SUBSIDIARIES.................................        502,157             --            --             --         502,157
                                                    ----------     ----------    ----------    -----------      ----------
COMMON SHAREHOLDERS' EQUITY
  Common stock.................................            798              5        10,300        (10,305)            798
  Additional paid-in capital...................        830,450      1,042,982       230,399     (1,273,381)        830,450
  Retained earnings (deficit)..................         78,317       (184,265)      472,440       (303,717)         62,775
  Accumulated other comprehensive loss.........             --        (16,811)           --             --         (16,811)
  Yield enhancement, contract and issuance
    costs......................................        (22,288)            --            --             --         (22,288)
                                                    ----------     ----------    ----------    -----------      ----------
                                                       887,277        841,911       713,139     (1,587,403)        854,924
                                                    ----------     ----------    ----------    -----------      ----------
                                                    $1,655,058     $2,211,532    $2,221,910    $(1,700,819)     $4,387,681
                                                    ==========     ==========    ==========    ===========      ==========

           CONSOLIDATING STATEMENT OF FINANCIAL POSITION (Unaudited)

                                                       MCN                                     ELIMINATIONS
                                                    AND OTHER                                      AND         CONSOLIDATED
                                                   SUBSIDIARIES      MCNIC        MICHCON       RECLASSES         TOTAL
                                                   ------------    ----------    ----------    ------------    ------------
                                                                                MARCH 31, 1998
(IN THOUSANDS)                                     ------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents, at cost.............   $    8,349     $   14,281    $   17,083    $        --      $   39,713
  Accounts receivable............................       17,102        204,641       280,891        (49,432)        453,202
    Less -- Allowance for doubtful accounts......           85            453        18,123             --          18,661
                                                    ----------     ----------    ----------    -----------      ----------
  Accounts receivable, net.......................       17,017        204,188       262,768        (49,432)        434,541
  Accrued unbilled revenue.......................          846             --        63,400             --          64,246
  Gas in inventory...............................           --         44,923        20,188              1          65,112
  Property taxes assessed applicable to future
    periods......................................          178          1,783        54,765             --          56,726
  Other..........................................        6,092         35,334        28,348         (7,099)         62,675
                                                    ----------     ----------    ----------    -----------      ----------
                                                        32,482        300,509       446,552        (56,530)        723,013
                                                    ----------     ----------    ----------    -----------      ----------
DEFERRED CHARGES AND OTHER ASSETS
  Investments in debt and equity securities......           --         14,098        35,538            350          49,986
  Deferred swap losses and receivables...........           --         67,053            --             --          67,053
  Deferred environmental costs...................        2,535             --        27,816             --          30,351
  Prepaid benefit costs..........................          640             --        85,817         (6,588)         79,869
  Other..........................................        6,280         30,097        47,232         (1,302)         82,307
                                                    ----------     ----------    ----------    -----------      ----------
                                                         9,455        111,248       196,403         (7,540)        309,566
                                                    ----------     ----------    ----------    -----------      ----------
INVESTMENTS IN AND ADVANCES TO JOINT VENTURES AND
  SUBSIDIARIES...................................    1,703,787        576,771        20,078     (1,694,881)        605,755
                                                    ----------     ----------    ----------    -----------      ----------
PROPERTY, PLANT AND EQUIPMENT, at cost...........       39,635      1,438,282     2,809,342             --       4,287,259
  Less -- Accumulated depreciation and
    depletion....................................       13,568        172,613     1,334,813             --       1,520,994
                                                    ----------     ----------    ----------    -----------      ----------
                                                        26,067      1,265,669     1,474,529             --       2,766,265
                                                    ----------     ----------    ----------    -----------      ----------
                                                    $1,771,791     $2,254,197    $2,137,562    $(1,758,951)     $4,404,599
                                                    ==========     ==========    ==========    ===========      ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable...............................   $    6,028     $  228,015    $   90,568    $   (41,011)     $  283,600
  Notes payable..................................           --         65,048       117,094         (9,391)        172,751
  Current portion of long-term debt and capital
    lease obligations............................          365          1,557        27,616             --          29,538
  Gas inventory equalization.....................           --              6        70,894             --          70,900
  Federal income, property and other taxes
    payable......................................        1,166         (4,243)      100,257         (7,090)         90,090
  Deferred gas cost recovery revenues............           --             --        18,937             --          18,937
  Gas payable....................................           --          3,205        18,027             --          21,232
  Customer deposits..............................           20             --        15,323             --          15,343
  Other..........................................       17,754         12,026        49,724             (8)         79,496
                                                    ----------     ----------    ----------    -----------      ----------
                                                        25,333        305,614       508,440        (57,500)        781,887
                                                    ----------     ----------    ----------    -----------      ----------
DEFERRED CREDITS AND OTHER LIABILITIES
  Deferred income taxes..........................       (4,290)        83,117        84,839             20         163,686
  Unamortized investment tax credit..............          293             --        32,284             --          32,577
  Tax benefits amortizable to customers..........           --             --       123,189             --         123,189
  Deferred swap gains and payables...............           --         49,216            --             --          49,216
  Accrued environmental costs....................        3,000             --        32,000             --          35,000
  Minority interest..............................           --          2,322        17,954             --          20,276
  Other..........................................       13,496         13,255        48,963         (6,609)         69,105
                                                    ----------     ----------    ----------    -----------      ----------
                                                        12,499        147,910       339,229         (6,589)        493,049
                                                    ----------     ----------    ----------    -----------      ----------
LONG-TERM DEBT, including capital lease
  obligations....................................           --        803,289       612,205             --       1,415,494
                                                    ----------     ----------    ----------    -----------      ----------
REDEEMABLE PREFERRED SECURITIES OF
  SUBSIDIARIES...................................      504,869             --            --             --         504,869
                                                    ----------     ----------    ----------    -----------      ----------
COMMON SHAREHOLDERS' EQUITY
  Common stock...................................          788              5        10,300        (10,305)            788
  Additional paid-in capital.....................      815,364        817,463       230,399     (1,047,862)        815,364
  Retained earnings..............................      434,862        189,001       436,989       (636,695)        424,157
  Accumulated other comprehensive income.........           --         (9,085)           --             --          (9,085)
  Yield enhancement, contract and issuance
    costs........................................      (21,924)            --            --             --         (21,924)
                                                    ----------     ----------    ----------    -----------      ----------
                                                     1,229,090        997,384       677,688     (1,694,862)      1,209,300
                                                    ----------     ----------    ----------    -----------      ----------
                                                    $1,771,791     $2,254,197    $2,137,562    $(1,758,951)     $4,404,599
                                                    ==========     ==========    ==========    ===========      ==========

           CONSOLIDATING STATEMENT OF FINANCIAL POSITION (Unaudited)

                                                       MCN                                     ELIMINATIONS
                                                    AND OTHER                                      AND         CONSOLIDATED
                                                   SUBSIDIARIES      MCNIC        MICHCON       RECLASSES         TOTAL
                                                   ------------    ----------    ----------    ------------    ------------
(in Thousands)                                                                DECEMBER 31, 1998
                                                   ------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents, at cost.............   $    1,400     $    9,036    $    6,603    $        --      $   17,039
  Accounts receivable............................       10,039        265,312       151,746        (17,312)        409,785
    Less -- Allowance for doubtful accounts......           84            653         8,928             --           9,665
                                                    ----------     ----------    ----------    -----------      ----------
  Accounts receivable, net.......................        9,955        264,659       142,818        (17,312)        400,120
  Accrued unbilled revenues......................        1,121             --        86,767             --          87,888
  Gas in inventory...............................           --         90,418        56,969             --         147,387
  Property taxes assessed applicable to future
    periods......................................          214          1,172        71,165             --          72,551
  Other..........................................        5,143         11,872        30,169         (4,712)         42,472
                                                    ----------     ----------    ----------    -----------      ----------
                                                        17,833        377,157       394,491        (22,024)        767,457
                                                    ----------     ----------    ----------    -----------      ----------
DEFERRED CHARGES AND OTHER ASSETS
  Deferred income taxes..........................        3,305        128,807            --        (81,565)         50,547
  Investments in debt and equity securities......           --          3,548        65,556            601          69,705
  Deferred swap losses and receivables...........           --         63,147            --             --          63,147
  Deferred environmental costs...................        2,604             --        28,169             --          30,773
  Prepaid benefit costs..........................           --             --       113,879         (2,104)        111,775
  Other..........................................        9,401         26,870        59,007          3,662          98,940
                                                    ----------     ----------    ----------    -----------      ----------
                                                        15,310        222,372       266,611        (79,406)        424,887
                                                    ----------     ----------    ----------    -----------      ----------
INVESTMENTS IN AND ADVANCES TO JOINT VENTURES AND
  SUBSIDIARIES...................................    1,550,770        782,471        19,343     (1,549,353)        803,231
                                                    ----------     ----------    ----------    -----------      ----------
PROPERTY, PLANT AND EQUIPMENT, at cost...........       48,681      1,103,716     2,889,020             --       4,041,417
  Less -- Accumulated depreciation and
    depletion....................................       17,210        229,944     1,396,940             --       1,644,094
                                                    ----------     ----------    ----------    -----------      ----------
                                                        31,471        873,772     1,492,080             --       2,397,323
                                                    ----------     ----------    ----------    -----------      ----------
                                                    $1,615,384     $2,255,772    $2,172,525    $(1,650,783)     $4,392,898
                                                    ==========     ==========    ==========    ===========      ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable...............................   $    4,123     $  218,851    $   98,891    $   (17,516)     $  304,349
  Notes payable..................................      260,771        137,762       221,169           (851)        618,851
  Current portion of long-term debt and capital
    lease obligations............................           --        211,433        58,288             --         269,721
  Federal income, property and other taxes
    payable......................................        1,441          6,965        61,059             --          69,465
  Deferred gas cost recovery revenues............           --             --        14,980             --          14,980
  Gas payable....................................           --         17,332        25,337             --          42,669
  Customer deposits..............................           22             --        18,769             --          18,791
  Other..........................................       18,337         25,276        67,222         (2,525)        108,310
                                                    ----------     ----------    ----------    -----------      ----------
                                                       284,694        617,619       565,715        (20,892)      1,447,136
                                                    ----------     ----------    ----------    -----------      ----------
DEFERRED CREDITS AND OTHER LIABILITIES
  Deferred income taxes..........................      (10,308)            --        88,567        (78,259)             --
  Unamortized investment tax credit..............          272             --        29,784             --          30,056
  Tax benefits amortizable to customers..........           --             --       130,120             --         130,120
  Deferred swap gains and payables...............           --         62,956            --             --          62,956
  Accrued environmental costs....................        3,000             --        32,000             --          35,000
  Minority interest..............................           --          2,697         8,201             --          10,898
  Other..........................................       10,435         15,741        51,460         (2,197)         75,439
                                                    ----------     ----------    ----------    -----------      ----------
                                                         3,399         81,394       340,132        (80,456)        344,469
                                                    ----------     ----------    ----------    -----------      ----------
LONG-TERM DEBT, including capital lease
  obligations....................................           --        687,333       619,835             --       1,307,168
                                                    ----------     ----------    ----------    -----------      ----------
REDEEMABLE PREFERRED SECURITIES OF
  SUBSIDIARIES...................................      502,203             --            --             --         502,203
                                                    ----------     ----------    ----------    -----------      ----------
COMMON SHAREHOLDERS' EQUITY
  Common stock...................................          797              5        10,300        (10,305)            797
  Additional paid-in capital.....................      832,966      1,071,390       230,399     (1,301,789)        832,966
  Retained earnings (deficit)....................       13,613       (185,393)      406,144       (237,341)         (2,977)
  Accumulated other comprehensive loss...........           --        (16,576)           --             --         (16,576)
  Yield enhancement, contract and issuance
    costs........................................      (22,288)            --            --             --         (22,288)
                                                    ----------     ----------    ----------    -----------      ----------
                                                       825,088        869,426       646,843     (1,549,435)        791,922
                                                    ----------     ----------    ----------    -----------      ----------
                                                    $1,615,384     $2,255,772    $2,172,525    $(1,650,783)     $4,392,898
                                                    ==========     ==========    ==========    ===========      ==========

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Concluded)
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

                                                         MCN AND                             ELIMINATIONS
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

At the Annual Meeting, shareholders voted:

     1) To elect the following Directors to serve for three year terms:

                                                                                 DIRECTOR                        NUMBER OF SHARES
                                                                            (THREE-YEAR TERMS)                    CONSENTING FOR
                                                                            ------------------                   ----------------
                                                             Stephen E. Ewing................................       67,434,652
                                                             Roger Fridholm..................................       67,429,867
                                                             Helen O. Petrauskas.............................       67,411,783

                                                              NUMBER OF SHARES
                                                                WITHHOLDING
                                                                  CONSENT
                                                              ----------------
                                                                 1,699,643
                                                                 1,704,428
                                                                 1,722,512

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

EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

      EXHIBIT
      NUMBER        DESCRIPTION
      -------       -----------
       12-1         Computation of Ratio of Earnings to Fixed Charges for MCN
                    Energy Group Inc.*
       12-2         Computation of Ratio of Earnings to Fixed Charges for MCN
                    Investment Corporation*
       27-1         Financial Data Schedule -- 1998.*
       27-2         Financial Data Schedule -- 1997.*

*  Indicates documents were previously filed.

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

                                            MCN ENERGY GROUP INC.

Date: June 21, 1999                          By:    /s/ GERARD KABZINSKI
                                              ----------------------------------
                                                        Gerard Kabzinski
                                                  Vice President and Controller