Form 10-Q
period 1999-06-30
MCN ENERGY GROUP INC
filed 1999-08-16
CIK 837579

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999, or

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
38-2820658
(I.R.S. Employer
Identification No.)

48226

(Zip Code)

Registrant’s telephone number, including area code 313-256-5500

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

Yes  [X]             No  [   ]

     Number of shares outstanding of each of the registrant’s classes of common stock, as of July 30, 1999:

Common Stock, par value $.01 per share: 85,655,381

MCN ENERGY GROUP INC. Management’s Discussion and Analysis
MCN ENERGY GROUP INC. AND SUBSIDIARIES Consolidated Statement of Financial Position (Unaudited)
MCN ENERGY GROUP INC. AND SUBSIDIARIES Consolidated Statement of Operations (Unaudited)
MCN ENERGY GROUP INC. AND SUBSIDIARIES Consolidated Statement of Cash Flows (Unaudited)
MCN ENERGY GROUP INC. AND SUBSIDIARIES Notes To The Consolidated Financial Statements
Consolidating Statements of Operations (Unaudited)
Other Information
Exhibits And Reports On Form 8-K
Signature
EXHIBIT INDEX

INDEX TO FORM 10-Q

For Quarter Ended June 30, 1999

Page
Number

COVER	i

INDEX	ii

PART I — FINANCIAL INFORMATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations	1

Financial Statements	22

PART II — OTHER INFORMATION

Item 5. Other Information	44

Item 6. Exhibits and Reports on Form 8-K	48

SIGNATURE	49

ii

MCN ENERGY GROUP INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

Results lower due to unusual charges, partially offset by earnings from new gas sales program — MCN had a net loss for the 1999 second quarter of $86.3 million or $1.03 per share compared with a net loss of $212.6 million or $2.70 per share in the same 1998 quarter. MCN experienced a net loss in the 1999 six-and twelve-month periods of $.7 million or $.01 per share and $153.4 million or $1.91 per share, respectively, compared with a net loss of $133.7 million or $1.70 per share and $87.6 million or $1.12 per share for the same 1998 periods. As subsequently discussed, the comparability in earnings was affected by non-recurring items consisting of an accounting change and several unusual charges. The unusual charges include losses on the sale of properties, property write-downs, investment losses and restructuring charges.

	Quarter		6 Months		12 Months

	1999	1998	1999	1998	1999	1998

(in Millions, Except Per Share Amounts)

Net Income (Loss)

Diversified Energy:

Before unusual charges	$(9.2)	$5.1	$(5.1)	$21.3	$(11.7)	$51.4

Unusual charges (Note 2)	(83.4)	(220.4)	(83.4)	(220.4)	(235.8)	(220.4)

	(92.6)	(215.3)	(88.5)	(199.1)	(247.5)	(169.0)

Gas Distribution:

Before unusual charges	6.3	2.7	90.6	65.4	113.7	81.4

Unusual charges (Note 2e)	—	—	—	—	(16.7)	—

	6.3	2.7	90.6	65.4	97.0	81.4

Total Before Accounting Change:

Before unusual charges	(2.9)	7.8	85.6	86.7	102.0	132.8

Unusual charges (Note 2)	(83.4)	(220.4)	(83.4)	(220.4)	(252.5)	(220.4)

	(86.3)	(212.6)	2.2	(133.7)	(150.5)	(87.6)

Cumulative Effect of Accounting Change, Net of Taxes (Note 4)	—	—	(2.9)	—	(2.9)	—

	$(86.3)	$(212.6)	$(.7)	$(133.7)	$(153.4)	$(87.6)

Diluted Earnings (Loss) Per Share

Diversified Energy:

Before unusual charges	$(.11)	$.07	$(.06)	$.27	$(.15)	$.66

Unusual charges (Note 2)	(1.00)	(2.80)	(1.01)	(2.80)	(2.94)	(2.82)

	(1.11)	(2.73)	(1.07)	(2.53)	(3.09)	(2.16)

Gas Distribution:

Before unusual charges	.08	.03	1.10	.83	1.42	1.04

Unusual charges (Note 2e)	—	—	—	—	(.21)	—

	.08	.03	1.10	.83	1.21	1.04

Total Before Accounting Change:

Before unusual charges	(.03)	.10	1.04	1.10	1.27	1.70

Unusual charges (Note 2)	(1.00)	(2.80)	(1.01)	(2.80)	(3.15)	(2.82)

	(1.03)	(2.70)	.03	(1.70)	(1.88)	(1.12)

Cumulative Effect of Accounting Change (Note 4)	—	—	(.04)	—	(.03)	—

	$(1.03)	$(2.70)	$(.01)	$(1.70)	$(1.91)	$(1.12)

MANAGEMENT’S DISCUSSION AND ANALYSIS (Continued)

Excluding the non-recurring items, MCN had a net loss of $2.9 million for the 1999 quarter and earnings of $85.6 million and $102.0 million for the 1999 six-and twelve-month periods, respectively, resulting in decreases of $10.7 million, $1.1 million and $30.8 million from the corresponding 1998 periods. The comparisons reflect losses in the Diversified Energy group resulting from the decline in earnings in the Exploration & Production (E&P) segment due to the disposition of assets as well as increased financing costs. The decline in Diversified Energy’s results was partially offset by increased contributions from the Gas Distribution segment resulting from its new gas sales program and the favorable impact of more normal weather in the 1999 six-month period. Also affecting the comparability for the six-and twelve-month periods were gains recorded by the Diversified Energy group in 1998 from the sale of certain assets.

As discussed in Note 3 to the Consolidated Financial Statements included herein and in MCN’s 1998 Annual Report on Form 10-K/ A, MCN conducted a special investigation of prior years’ operations of CoEnergy Trading Company, its non-utility energy marketing subsidiary, subsequent to the issuance of its December 31, 1998 financial statements. As a result of the investigation, MCN identified that its internal control systems had been overridden and that certain transactions had not been properly accounted for. The accompanying consolidated financial statements for the 1998 periods have been restated from those originally reported to properly account for the transactions identified. The restatements result in an increase in net loss of $2.5 million or $.03 per share, $4.2 million or $.05 per share and $9.5 million or $.12 per share for the 1998 second quarter, six- and twelve-month periods, respectively. The corrections did not have an impact on the liquidity or cash flows of MCN. The financial information contained in Management’s Discussion and Analysis herein has been revised to reflect the impact of such restatement.

Strategic direction — MCN’s objective is to achieve competitive, long-term returns for its shareholders. Consistent with this objective, MCN announced in August 1999 a significantly revised strategic direction that includes: focusing on the Midwest-to-Northeast region rather than on North America; emphasizing operational efficiencies and growth through the integration of existing businesses rather than building a portfolio of diverse, non-operated energy investments; retaining its natural gas producing properties in Michigan while going forward with the sale of its other exploration and production oil and gas properties; and reducing capital investment levels to approximately $500 million in 1999 and to $300 million in 2000 and 2001.

Unusual charges — MCN recorded several unusual charges in the 1999 second quarter as well as the 1998 second and third quarters, consisting of losses on the sale of properties, property write-downs, investment losses and restructuring charges (Note  2).

MANAGEMENT’S DISCUSSION AND ANALYSIS (Continued)

A discussion of each unusual charge by segment follows:

	Quarter		6 Months		12 Months

	1999	1998	1999	1998	1999	1998

(in Millions, Except Per Share Amounts)

Unusual Charges

Diversified Energy:

Pipelines & Processing	$—	$—	$—	$—	$(89.5)	$—

Electric Power	—	—	—	—	(1.6)	—

Exploration & Production	(83.4)	(220.4)	(83.4)	(220.4)	(138.0)	(220.4)

Corporate & Other	—	—	—	—	(6.7)	—

	(83.4)	(220.4)	(83.4)	(220.4)	(235.8)	(220.4)

Gas Distribution	—	—	—	—	(16.7)	—

	$(83.4)	$(220.4)	$(83.4)	$(220.4)	$(252.5)	$(220.4)

Diluted Loss Per Share	$(1.00)	$(2.80)	$(1.01)	$(2.80)	$(3.15)	$(2.82)

Pipelines & Processing

Property Write-Downs: In the third quarter of 1998, MCN recorded a $133.8 million pre-tax ($87.0 million net of taxes) write-off of its coal fines project. The economic viability of the project is dependent on coal briquettes produced from six coal fines plants qualifying for synthetic fuel tax credits and MCN’s ability to utilize or sell such credits. Although the plants were in service by June 30, 1998, the date specified to qualify for the tax credits, operating delays at the plants in the 1998 third quarter have significantly increased the possibility that the Internal Revenue Service (IRS) will challenge the project’s eligibility for tax credits. In addition, there was uncertainty as to whether MCN could utilize or sell the credits. These factors led to MCN’s decision to record an impairment loss equal to the carrying value of the plants, reflecting the likely inability to recover such costs. MCN is seeking to maximize the value of its investment in the coal fines project, and in May 1999 filed a request with the IRS seeking a factual determination that its coal fines plants were in service on June 30, 1998. Management is unable to predict what action the IRS will take on its request.

In the third quarter of 1998, MCN also recorded an impairment loss of $3.9 million pre-tax ($2.5 million net of taxes) relating to an acquired out-of-service pipeline in Michigan. MCN reviewed the business alternatives for this asset and determined that its development is unlikely. Accordingly, MCN recorded an impairment loss equal to the carrying value of this asset.

Electric Power

Restructuring Charge: In the third quarter of 1998, MCN recorded a $2.5 million pre-tax ($1.6 million net of taxes) restructuring charge related to certain international power projects. The charge was incurred as a result of refocusing MCN’s strategic plan, particularly to exit certain international power projects.

Exploration & Production

Property Write-Downs: In the second quarter of 1999, MCN recognized a $52.0 million pre-tax ($33.8 million net of taxes) write-down of its gas and oil properties under the full cost method of accounting, due primarily to an unfavorable revision in the timing of production of proved gas and

MANAGEMENT’S DISCUSSION AND ANALYSIS (Continued)

oil reserves as well as reduced expectations of sales proceeds on unproved acreage. Under the full cost method of accounting as prescribed by the Securities and Exchange Commission, MCN’s capitalized exploration and production costs at June 30, 1999 exceeded the full cost “ceiling,” resulting in the excess being written off to income. The ceiling is the sum of discounted future net cash flows from the production of proved gas and oil reserves, and the lower of cost or estimated fair value of unproved properties, net of related income tax effects.

In the second and third quarters of 1998, MCN recognized write-downs of its gas and oil properties totaling $333.0 million pre-tax ($216.4 million net of taxes) and $83.9 million pre-tax ($54.6 million net of taxes), respectively. The write-downs were also the result of MCN’s capitalized exploration and production costs exceeding the full cost ceiling.

Losses on Sale of Properties: In the second quarter of 1999, MCN recognized losses from the sale of its Western and Midcontinent/ Gulf Coast E&P properties totaling $68.8 million pre-tax ($44.7 million net of taxes).

Loss on Investment: In the second quarter of 1999, MCN recognized a $7.5 million pre-tax ($4.9 million net of taxes) loss from the write-down of an investment in the common stock of an E&P company. MCN had also recognized a $6.1 million pre-tax loss ($4.0 million net of taxes) from the write-down of this investment during the second quarter of 1998. The losses were due to declines in the fair value of the securities that are not considered temporary. MCN has no carrying value in this investment after the write-downs.

Corporate & Other

Restructuring Charge: In the third quarter of 1998, MCN recorded a $10.4 million pre-tax ($6.7 million net of taxes) restructuring charge related to the corporate realignment designed to improve operating efficiencies through a more streamlined organizational structure. The realignment included cost saving initiatives expected to reduce future operating expenses.

Gas Distribution

Property Write-Downs: In the third quarter of 1998, MCN recorded a $24.8 million pre-tax ($11.2 million net of taxes and minority interest) write-down of certain gas gathering properties. An analysis revealed that projected cash flows from the gathering system were not sufficient to cover the system’s carrying value. Therefore, an impairment loss was recorded representing the amount by which the carrying value of the system exceeded its estimated fair value.

Loss on Investment: In the third quarter of 1998, MCN also recorded an $8.5 million pre-tax loss ($5.5 million net of taxes) from the write-down of an investment in a Missouri gas distribution company that MCN expects to sell in 2000. The write-down represents the amount by which the carrying value exceeded the estimated fair value of the investment.

MANAGEMENT’S DISCUSSION AND ANALYSIS (Continued)

Diversified Energy

Results reflect unusual charge and reduced E&P contributions — The Diversified Energy group had a net loss of $92.6 million for the 1999 second quarter compared to a net loss of $215.3 million for the same 1998 period. Diversified Energy had net losses of $88.5 million and $247.5 million in the 1999 six- and twelve-month periods, respectively, compared to losses of $199.1 million and $169.0 million in the corresponding 1998 periods. As previously discussed, results for all 1999 and 1998 periods were impacted by the unusual charges. Excluding the unusual charges, Diversified Energy had losses of $9.2 million, $5.1 million and $11.7 million for the 1999 quarter, six- and twelve-month periods, respectively, compared to earnings of $5.1 million, $21.3 million and $51.4 million for the same 1998 periods. The results for all 1999 periods reflect the impact of lower E&P gas and oil production on operating and joint venture income as well as higher financing costs. The earnings comparisons for the six- and twelve-month periods were also affected by gains recorded in 1998 from the sale of certain assets. Additionally, Diversified Energy’s results for the 1999 six- and twelve-month periods reflect the impact of lower methanol prices and methanol production on the Pipelines & Processing segment.

	Quarter		6 Months		12 Months

	1999	1998	1999	1998	1999	1998

(in Millions)

Diversified Energy Operations

Operating Revenues*	$298.0	$233.2	$591.5	$505.1	$1,079.2	$1,019.1

Operating Expenses*

Property write-downs and restructuring charges (Note 2)	52.0	333.0	52.0	333.0	286.5	333.0

Other	302.3	227.0	581.8	493.8	1,077.6	986.4

	354.3	560.0	633.8	826.8	1,364.1	1,319.4

Operating Loss	(56.3)	(326.8)	(42.3)	(321.7)	(284.9)	(300.3)

Equity in Earnings of Joint Ventures	11.6	11.8	23.6	28.2	56.6	58.3

Other Income & (Deductions)*

Interest income	1.5	1.1	2.0	4.4	2.8	9.1

Interest expense	(15.4)	(11.8)	(32.2)	(21.7)	(64.8)	(34.3)

Dividends on preferred securities of subsidiaries	(10.4)	(9.2)	(20.7)	(19.0)	(38.1)	(38.5)

Loss on sale of E&P properties (Note 2c)	(68.8)	—	(68.8)	—	(68.8)	—

Loss on E&P investment (Note 2c)	(7.5)	(6.1)	(7.5)	(6.1)	(7.5)	(6.1)

Other	3.8	.3	10.0	13.0	17.2	20.6

	(96.8)	(25.7)	(117.2)	(29.4)	(159.2)	(49.2)

Loss Before Income Taxes	(141.5)	(340.7)	(135.9)	(322.9)	(387.5)	(291.2)

Income Tax Benefit	(48.9)	(125.4)	(47.4)	(123.8)	(140.0)	(122.2)

Net Income (Loss)

Before unusual charges	(9.2)	5.1	(5.1)	21.3	(11.7)	51.4

Unusual charges (Note 2)	(83.4)	(220.4)	(83.4)	(220.4)	(235.8)	(220.4)

	$(92.6)	$(215.3)	$(88.5)	$(199.1)	$(247.5)	$(169.0)

*  Includes intercompany transactions

Operating and Joint Venture Income

Operating and joint venture results for the 1999 quarter, six- and twelve-month periods (excluding the unusual charges) decreased from the comparable 1998 periods by $10.7 million, $6.2 million

MANAGEMENT’S DISCUSSION AND ANALYSIS (Continued)

and $32.8 million, respectively. Results for all 1999 periods reflect reduced contributions from the Pipelines & Processing and E&P segments, partially offset by lower Corporate & Other expenses. The Electric Power segment had reduced contributions in the current quarter and six-month period. Energy Marketing had a larger loss in the current quarter and improved results in the current six-month period.

	Quarter		6 Months		12 Months

	1999	1998	1999	1998	1999	1998

Operating and Joint Venture Income (Loss)

Before Unusual Charges:

Pipelines & Processing	$4.6	$6.1	$9.6	$15.6	$15.4	$31.3

Electric Power	3.9	6.9	11.4	12.4	25.0	24.7

Energy Marketing	(2.3)	(.2)	2.9	.3	(1.0)	(1.2)

Exploration & Production	.2	8.1	8.2	16.9	20.3	44.0

Corporate & Other	.9	(2.9)	1.2	(5.7)	(1.5)	(7.8)

	7.3	18.0	33.3	39.5	58.2	91.0

Unusual Charges (Note 2)	(52.0)	(333.0)	(52.0)	(333.0)	(286.5)	(333.0)

	$(44.7)	$(315.0)	$(18.7)	$(293.5)	$(228.3)	$(242.0)

Pipelines & Processing operating and joint venture results (excluding the write-offs recorded in the 1998 third quarter) decreased by $1.5 million, $6.0 million and $15.9 million for the 1999 quarter, six- and twelve-month periods, respectively. The 1999 quarter reflects start-up expenditures associated with new projects and a decline in the “allowance for funds used during construction” (AFUDC) associated with MCN’s 16%-owned Portland Natural Gas Transmission System, as it was placed in service in the first quarter of 1999. The 1999 six- and twelve-month periods also reflect reduced earnings from MCN’s 25%-owned methanol production business resulting from lower methanol prices as well as lower methanol volumes produced. Earnings from the methanol production business benefited from strong methanol prices during 1997 and early 1998, but prices have since weakened. Pipelines & Processing’s average methanol sales prices declined 22% for the current six-month period and 37% for the 1999 twelve-month period. Methanol production declined 5.4 million gallons for the 1999 six-month period and 6.2 million gallons for the 1999 twelve-month period due primarily to the shutdown of the methanol plant for scheduled maintenance in March 1999. Additionally, Pipelines & Processing results for the 1999 twelve-month period were impacted by $9.1 million of operating losses related to the start-up of the coal fines plants (Note 2a).

Pipelines & Processing operating and joint venture income was also affected by an increase in transportation volumes for all 1999 periods due to new gas gathering ventures and the expansion of existing pipeline projects. Volumes transported increased for the 1999 quarter, six- and twelve-month periods by 10.7 billion cubic feet (Bcf), 16.9 Bcf and 40.6 Bcf, respectively. Pipelines & Processing results were also higher in all 1999 periods due to an increase in gas processed to remove natural gas liquids (NGLs). Gas processed to remove NGLs increased 10.5 Bcf, 9.0 Bcf and 16.9 Bcf in the 1999 quarter, six- and twelve-month periods, respectively, reflecting volumes associated with the acquisition and development of additional processing facilities. Pipelines & Processing operations include an increase in gas processed to remove carbon dioxide (CO2). The volume of CO2 gas treated increased 1.7 Bcf, 2.3 Bcf and 8.0 Bcf in the 1999 quarter, six- and twelve-month periods, respectively. However, earnings were not significantly affected by these

MANAGEMENT’S DISCUSSION AND ANALYSIS (Continued)

increases, since under the terms of Pipelines & Processing’s CO2 processing contracts, revenues are not volume sensitive.

	Quarter		6 Months		12 Months

	1999	1998	1999	1998	1999	1998

Pipelines & Processing Statistics*

Methanol Produced (Million Gallons)	16.8	14.8	24.9	30.3	55.0	61.2

Transportation (Bcf)	53.0	42.3	101.1	84.2	192.4	151.8

Gas Processed (Bcf):

Carbon Dioxide Treatment	12.9	11.2	25.8	23.5	51.1	43.1

Natural Gas Liquids Removal	22.6	12.1	31.5	22.5	54.1	37.2

	35.5	23.3	57.3	46.0	105.2	80.3

*	Includes MCN’s share of joint ventures

Pipelines & Processing has also recorded earnings from certain joint venture investments where it is allocated income based on its share of the ventures’ earnings but not less than a predetermined fixed amount. Joint venture income recorded from these investments through June 1999 was based on the fixed amount. Under the joint venture agreements, the fixed amount will be lowered or eliminated in 2000.

Pipelines & Processing has a 75% interest in an asphalt manufacturing partnership that recently completed construction of a plant designed to produce annually up to 100,000 tons of high-quality asphalt. The plant is experiencing some technical difficulties in producing economical quantities of asphalt. MCN is aggressively working to resolve the technical issues.

In 1998, MCN advanced approximately $18 million to a developer of a natural gas-based fertilizer project in the United Arab Emirates. The advance was structured as an interest bearing loan with the possibility of being converted into an equity investment in the project. Under MCN’s new strategic direction, it is no longer likely that it will make an equity interest in the project. While the advance is due in September 1999, the project is being developed slower than initially anticipated and MCN’s continuing role in the project is under negotiation.

Electric Power operating and joint venture results (excluding the restructuring charges recorded in the 1998 third quarter) decreased by $3.0 million and $1.0 million in the 1999 quarter and six-month period, respectively, and increased by $.3 million in the 1999 twelve-month period. Results for all 1999 periods were unfavorably affected by an uncollectible expense provision associated with a customer in bankruptcy. Additionally, the 1999 periods were impacted by higher start-up expenditures associated with new ventures as well as reduced contributions from MCN’s international power investments, specifically its interest in the Torrent Power Limited (TPL) venture, which holds minority interests in electric distribution companies and power generation facilities in the state of Gujarat, India. In February 1999, MCN reached an agreement to sell its 40% interest in TPL for approximately $130 million. Earnings from TPL for 1999 have been deferred due to the pending sale that is expected to be completed in August 1999. MCN does not expect to incur any significant gains or losses relating to the TPL sale.

Electric Power’s earnings comparison also was impacted by increased contributions from the 1,370 megawatt (MW) Midland Cogeneration Venture (MCV) facility reflecting an increase in MCN’s interest in the MCV partnership from 18% to 23% in June 1998. Earnings from the MCV partnership for the 1999 six-and twelve-month periods include a favorable $2.1 million pre-tax

MANAGEMENT’S DISCUSSION AND ANALYSIS (Continued)

adjustment for the resolution of a number of contract issues with the electricity purchaser. Also contributing favorably to the 1999 results were higher earnings from MCN’s 50%-owned, 123 MW Michigan Power cogeneration facility due to higher electricity capacity payments received under its long-term sales contract.

	Quarter		6 Months		12 Months

	1999	1998	1999	1998	1999	1998

(Thousands of MW hours)*

Electric Power

Electricity Sales — Domestic	691.1	581.0	1,392.0	1,204.0	2,704.6	2,471.0

Electricity Sales — International	—	298.9	—	537.6	750.7	538.1

	691.1	879.9	1,392.0	1,741.6	3,455.3	3,009.1

*	Includes MCN’s share of joint ventures

Energy Marketing operating and joint venture results decreased $2.1 million for the 1999 quarter, and improved $2.6 million and $.2 million for the 1999 six-and twelve-month periods, respectively. Results for all 1999 periods were impacted by higher costs for natural gas transportation and storage capacity, higher uncollectible expense as well as costs associated with the June 1999 dissolution of the DTE-CoEnergy joint venture.

The 1999 periods were also affected by improved margins due to an increase in total gas sales and exchange deliveries of 41.1 Bcf, 62.9 Bcf and 115.1 Bcf during the 1999 quarter, six- and twelve-month periods, respectively. The increase in gas sales is due in part to the April 1999 acquisition of existing marketing operations that significantly increased Energy Marketing’s level of sales to large commercial and industrial customers in the Midwest. The comparisons of earnings for all periods were also affected by losses associated with trading activities (Note 3). Additionally, the twelve-month period comparison was impacted by the December 1997 sale of Energy Marketing’s 25% interest in a gas storage project, that contributed $1.0 million of joint venture income in the 1998 twelve-month period.

	Quarter		6 Months		12 Months

	1999	1998	1999	1998	1999	1998

(Bcf)*

Energy Marketing

Gas Sales	144.5	103.3	282.6	218.5	518.8	401.7

Exchange Gas Deliveries	.1	.2	5.6	6.8	9.9	11.9

	144.6	103.5	288.2	225.3	528.7	413.6

*	Includes MCN’s share of joint ventures

The Washington 10 storage project, for which MCN markets 100% of the 42 Bcf of storage capacity, was completed and placed into operation in July 1999. Completion of the storage field in time for the 1999-2000 winter heating season enhances Energy Marketing’s ability to offer a reliable gas supply during peak winter months.

Exploration & Production operating and joint venture results (excluding the unusual charges recorded in the 1999 second quarter, 1998 second quarter and the 1998 third quarter) decreased by $7.9 million, $8.7 million and $23.7 million for the 1999 quarter, six- and twelve-month periods, respectively. These results reflect a decline in overall gas and oil production of 7.6 billion cubic feet equivalent (Bcfe) in the 1999 quarter, 10.9 Bcfe in the 1999 six-month period and 17.7 Bcfe in the 1999 twelve-month period. The decrease in gas and oil production is due primarily to the sale of MCN’s Western properties in April 1999. Gas and oil production in future 1999 periods will also be

MANAGEMENT’S DISCUSSION AND ANALYSIS (Continued)

lower than the comparable 1998 periods due to the expected sale of other non-Michigan E&P properties by the end of 1999.

E&P results for all 1999 periods were also impacted by an increase in production-related expenses and variations in gas and oil sales prices. Production expenses increased per thousand cubic feet (Mcf) equivalent by $.22, $.09 and $.11 for the 1999 quarter, six- and twelve-month periods, respectively. Gas prices increased by $.19 per Mcf in the 1999 second quarter, by $.16 per Mcf in the current six-month period and by $.13 per Mcf in the 1999 twelve-month period. Oil prices increased by $.55 per barrel (Bbl) in the 1999 quarter, but declined by $1.21 per Bbl and $3.02 per Bbl in the current six- and twelve-month periods, respectively. The impact of fluctuations in natural gas and oil sales prices on E&P operating and joint venture income was mitigated by hedging with swap and futures agreements, as discussed in the “Risk Management Strategy” section that follows.

	Quarter		6 Months		12 Months

	1999	1998	1999	1998	1999	1998

Exploration & Production Statistics

Gas Production (Bcf)	15.7	20.6	35.3	41.1	76.2	81.1

Oil Production (million Bbl)	.3	.8	.8	1.6	1.5	3.7

Gas and Oil Production (Bcf equivalent)	17.6	25.2	40.0	50.9	85.4	103.1

Average Gas Selling Price (per Mcf)	$2.18	$2.07	$1.99	$2.09	$2.02	$2.23

Effect of Hedging (per Mcf)	.01	(.07)	.20	(.06)	.09	(.25)

Overall Average Gas Sales Price (per Mcf)	$2.19	$2.00	$2.19	$2.03	$2.11	$1.98

Average Oil Sales Price (per Bbl)	$12.94	$10.49	$11.38	$11.83	$10.86	$14.07

Effect of Hedging (per Bbl)	.44	2.34	.58	1.34	.92	.73

Overall Average Oil Sales Price (per Bbl)	$13.38	$12.83	$11.96	$13.17	$11.78	$14.80

Risk management strategy — MCN manages commodity price risk by utilizing futures, options and swap contracts to more fully balance its portfolio of gas and oil supply and sales agreements. In late 1998, MCN began entering into offsetting positions for existing hedges of gas and oil production from properties that have been or were expected to be sold in 1999. MCN’s risk management strategy is being revised to reflect the change in its business that will result from its new strategic direction as previously discussed. Additionally, as a result of the special investigation, MCN is taking additional steps to ensure compliance with risk management policies that are periodically reviewed by the Board of Directors.

Corporate & Other operating and joint venture results (excluding the restructuring charges recorded in the 1998 third quarter) improved $3.8 million, $6.9 million and $6.3 million for the 1999 quarter, six- and twelve-month periods, respectively. These improvements reflect adjustments that reduce or eliminate accruals for employee incentive awards that are based on MCN’s operating or stock price performance.

Other Income and Deductions

Other income and deductions for the 1999 quarter, six- and twelve-month periods reflect unfavorable changes of $71.1 million, $87.8 and $110.0 million, respectively. The comparability of other income and deductions for all periods is affected by unusual charges consisting of losses from the sale of E&P properties and the write-down of an E&P investment. Other income and deductions for all 1999 periods reflect higher interest expense due to an increase in borrowings required to finance capital investments in the Diversified Energy group. The 1999 six- and twelve-month periods

MANAGEMENT’S DISCUSSION AND ANALYSIS (Continued)

include lower interest income due to the collection in March 1998 of a $46 million advance made to a Philippine independent power producer. Other income in the 1999 periods includes a $3.1 million pre-tax gain recorded in the 1999 second quarter from the sale of a pipeline facility. Other income in the 1998 six- and twelve-month periods includes $9.9 million of pre-tax gains recorded in the 1998 first quarter from the sale of certain gas sales contracts and a 50% interest in the 30 MW Ada cogeneration facility. Other income for the 1998 twelve-month period includes a $3.2 million pre-tax gain from the December 1997 sale of Diversified Energy’s 25% interest in a gas storage project.

Income Taxes

The variations in income taxes for all 1999 periods reflect fluctuations in pre-tax results. Income tax comparisons were also affected by tax credits and stock-related tax benefits recorded in 1998, as well as the generation of foreign income in 1998 that was not subject to U.S. or foreign tax provisions.

Outlook

MCN’s new strategic direction emphasizes achieving operational efficiencies and growth through integration of existing businesses. MCN will continue pursuing new pipeline, electric power and energy marketing ventures, with an emphasis on operating projects that enhance MCN businesses within the Midwest-to-Northeast corridor. MCN will continue to manage and seek to maximize the value of existing ventures outside the target region.

To achieve the operating efficiencies expected from the new strategic direction, MCN is working to reorganize its Diversified Energy group into the segments detailed below. Financial information beginning by year-end 1999 will be presented based on these new segments.

•	Midstream & Supply develops and manages MCN’s gas producing, gathering, processing, storage and transmission facilities within the Midwest-to-Northeast target region. It also integrates all of MCN’s gas supply functions, including purchasing the commodity itself and aggregating the transportation and storage capacity required to deliver the gas to the Gas Distribution, Energy Marketing and Power segments and other, non-affiliated wholesale customers.

•	Energy Marketing consists of MCN’s non-regulated marketing activities to industrial, commercial and residential customers, both inside and outside the Gas Distribution segment’s service area. Energy Marketing also will provide full-service energy solutions to business customers.

•	Power develops and manages independent electric power projects.

•	Energy Holdings manages and seeks to maximize the value of existing ventures outside MCN’s target region. It primarily consists of gas gathering and processing investments in major U.S. producing basins.

MANAGEMENT’S DISCUSSION AND ANALYSIS (Continued)

Gas Distribution

Results reflect earnings from new gas sales program — Gas Distribution’s earnings were $6.3 million and $90.6 million for the 1999 second quarter and six-month period, respectively, resulting in increases of $3.6 million and $25.2 million from the comparable 1998 periods. Earnings for the 1999 twelve-month period were $97.0 million, which included $16.7 million of unusual charges. Excluding the unusual charges, earnings for the 1999 twelve-month period were $113.7 million, an increase of $32.3 million over the corresponding 1998 period. Earnings for all 1999 periods reflect contributions from the new gas sales program as subsequently discussed. The 1999 six-month period also reflects the impact of more favorable weather.

	Quarter		6 Months		12 Months

	1999	1998	1999	1998	1999	1998

(in Millions)

Gas Distribution Operations
Operating Revenues*

Gas sales	$135.6	$126.0	$578.6	$499.0	$918.6	$929.1

End user transportation	23.4	18.3	50.2	43.3	89.2	82.7

Intermediate transportation	13.9	15.9	28.6	33.8	58.0	60.9

Other	19.6	15.1	44.8	34.6	77.5	61.9

	192.5	175.3	702.2	610.7	1,143.3	1,134.6

Cost of Sales	65.7	58.8	321.4	279.5	504.0	529.8

Gross Margin	126.8	116.5	380.8	331.2	639.3	604.8

Other Operating Expenses*

Operation and maintenance	67.7	62.8	138.2	125.9	268.9	266.8

Depreciation, depletion and amortization	25.1	23.6	50.0	46.3	97.5	98.4

Property and other taxes	12.9	14.1	31.5	31.6	55.9	58.8

Property write-down (Note 2e)	—	—	—	—	24.8	—

	105.7	100.5	219.7	203.8	447.1	424.0

Operating Income	21.1	16.0	161.1	127.4	192.2	180.8

Equity in Earnings of Joint Ventures	.6	(.1)	1.0	.4	1.6	1.0

Other Income and (Deductions)*

Interest income	.8	1.0	1.8	2.0	5.5	4.2

Interest expense	(12.7)	(12.6)	(26.5)	(28.0)	(56.0)	(55.0)

Investment loss (Note 2e)	—	—	—	—	(8.5)	—

Minority interest	(.2)	(.5)	(.5)	(1.2)	6.4	(2.2)

Other	(.3)	.6	.1	.7	(.7)	1.2

	(12.4)	(11.5)	(25.1)	(26.5)	(53.3)	(51.8)

Income Before Income Taxes	9.3	4.4	137.0	101.3	140.5	130.0

Income Taxes	3.0	1.7	46.4	35.9	43.5	48.6

Net Income

Before unusual charges	6.3	2.7	90.6	65.4	113.7	81.4

Unusual charges (Note 2e)	—	—	—	—	(16.7)	—

	$6.3	$2.7	$90.6	$65.4	$97.0	$81.4

*  Includes intercompany transactions

Gross Margin

Gross margin (operating revenues less cost of sales) increased $10.3 million, $49.6 million and $34.5 million in the 1999 quarter, six- and twelve-month periods, respectively. The increase is due primarily to margins generated under MichCon’s new three-year gas sales program, which is part of

MANAGEMENT’S DISCUSSION AND ANALYSIS (Continued)

its Regulatory Reform Plan (Note 5a). Under the gas sales program that began in January 1999, MichCon’s gas sales rates include a gas commodity component that is fixed at $2.95 per Mcf. As part of its gas acquisition strategy, MichCon has entered into fixed-price contracts at costs below $2.95 per Mcf for a substantial portion of its expected gas supply requirements through 2001. This strategy is likely to continue producing favorable margins in each of the three years.

Gross margins for the 1999 six-month period also reflect higher gas sales resulting from colder weather compared to the same 1998 period. Additionally, gross margins for all 1999 periods reflect revenues from the continued growth in other gas-related services as well as revenues and cost of sales associated with the three heating and cooling firms acquired in October 1998.

Gas Distribution’s operations are seasonal, with gross margins and earnings concentrated in the first and fourth quarters of each calendar year. By the end of the first quarter, the heating season is largely over, and Gas Distribution typically incurs substantially reduced gross margins and earnings in the second quarter and losses in the third quarter. The seasonal nature of Gas Distribution’s operations is expected to be more pronounced as a result of MichCon’s new gas sales program.

	Quarter		6 Months		12 Months

	1999	1998	1999	1998	1999	1998

Effect of Weather on Gas Markets and Earnings

Percent Warmer Than Normal	(21.4)%	(24.8)%	(7.8)%	(20.1)%	(11.6)%	(12.9)%

Decrease From Normal in:

Gas Markets (Bcf)	(5.3)	(6.1)	(10.4)	(25.3)	(25.4)	(26.2)

Net Income (Millions)	$(5.1)	$(5.3)	$(10.3)	$(22.0)	$(23.7)	$(22.8)

Diluted Earnings Per Share	$(.06)	$(.07)	$(.13)	$(.28)	$(.29)	$(.29)

Gas sales and end user transportation revenues in total increased by $14.7 million and $86.5 million for the 1999 quarter and six-month period, respectively, and decreased by $4.0 million for the 1999 twelve-month period. Revenues were affected by fluctuations in gas sales and end user transportation deliveries that increased by .1 Bcf and 12.7 Bcf in the current quarter and six-month period, respectively, and decreased by .2 Bcf in the 1999 twelve-month period. The fluctuations in gas sales and end user transportation deliveries were due primarily to weather, which was colder in all the 1999 periods compared to the corresponding 1998 periods. The effect of more favorable weather on deliveries in the 1999 twelve-month period was more than offset by a decrease in end user transportation deliveries as a result of the temporary shut-down of an industrial customer’s plant.

Revenues were also impacted by variations in the cost of the gas commodity component of gas sales rates. As previously discussed, this gas commodity component was fixed under MichCon’s new gas sales program at $2.95 per Mcf beginning in January 1999. Prior to 1999, MichCon’s sales rates were set to recover all of its reasonably and prudently incurred gas costs. The gas commodity component of MichCon’s sales increased $.20 per Mcf (7%) and $.18 per Mcf (6%) for the 1999

MANAGEMENT’S DISCUSSION AND ANALYSIS (Continued)

quarter and six-month period, respectively, and decreased $.12 per Mcf (4%) for the 1999 twelve-month period.

	Quarter		6 Months		12 Months

	1999	1998	1999	1998	1999	1998

(Bcf)

Gas Distribution

Gas Sales	24.1	24.7	116.6	104.7	184.1	183.9

End User Transportation	31.8	31.1	74.4	73.6	141.1	141.5

	55.9	55.8	191.0	178.3	325.2	325.4

Intermediate Transportation*	135.0	148.4	262.4	296.8	503.1	601.2

	190.9	204.2	453.4	475.1	828.3	926.6

*	Includes intercompany volumes

Additionally, gas sales and end user transportation revenues in total were impacted by MichCon’s three-year customer choice program, which is also part of its Regulatory Reform Plan. Under the customer choice program that began in April 1999, approximately 70,000 or 6% of its customers are purchasing natural gas from suppliers other than MichCon. However, MichCon continues to transport and deliver the gas to the customers’ premises at prices that maintain its previously existing sales margins on these services. MichCon’s customers who have chosen to purchase their gas from other suppliers are reflected as end user transportation customers rather than gas sales customers. Accordingly, gas sales revenues have decreased, partially offset by an increase in end user transportation revenues, resulting in a net decrease in total operating revenues due to the gas commodity component included in gas sales rates.

Intermediate transportation revenues decreased $2.0 million, $5.2 million and $2.9 million in the 1999 quarter, six- and twelve-month periods, respectively. Intermediate transportation revenues reflect lower off-system volumes of 13.4 Bcf, 34.4 Bcf and 98.1 Bcf in the 1999 quarter, six-and twelve-month periods, respectively. A significant portion of the volume decrease was for customers who pay a fixed fee for intermediate transportation capacity regardless of actual usage. Although volumes associated with these fixed-fee customers may vary, the related revenues are not affected. The decrease in intermediate transportation revenues for all 1999 periods is due in part to an adjustment in 1998 of revenues related to fees generated from tracking the transfer of gas title on MichCon’s transportation system. The decrease for all 1999 periods is also due to customers shifting volumes from a higher rate to a lower rate transportation route.

Other operating revenues increased $4.5 million, $10.1 million and $15.6 million in the 1999 quarter, six-and twelve-month periods, respectively. The improvements are due to an increase in facility development and appliance maintenance services, late payment fees and other gas-related services. Additionally, all 1999 periods reflect revenues from the acquisition of three heating and cooling firms in October 1998.

Cost of Sales

Cost of sales is affected by variations in gas sales volumes and the cost of purchased gas as well as related transportation costs. Under the Gas Cost Recovery (GCR) mechanism that was in effect through December 1998 (Note 5b), MichCon’s sales rates were set to recover all of its reasonably and prudently incurred gas costs. Therefore, fluctuations in cost of gas sold had little effect on gross margins. Under MichCon’s new gas sales program, the gas commodity component of its sales rates

MANAGEMENT’S DISCUSSION AND ANALYSIS (Continued)

is fixed. Accordingly, beginning in January 1999, changes in cost of gas sold directly impact gross margins and earnings.

Cost of sales increased $6.9 million and $41.9 million in the 1999 quarter and six-month period, respectively, and decreased $25.8 million in the 1999 twelve-month period. The increase in the current quarter and six-month period was due primarily to higher weather-driven gas sales volumes. Cost of sales was also impacted by a decrease in average prices paid for gas of $.05 per Mcf (2%) in the 1999 six-month period and $.27 per Mcf (9%) in the current twelve-month period. Prices paid for gas sold in the 1999 second quarter increased by $.01 per Mcf. Additionally, all 1999 periods reflect cost of sales associated with the operations of the three heating and cooling firms acquired in October 1998.

Other Operating Expenses

Operation and maintenance expenses increased $4.9 million, $12.3 million and $2.1 million in the 1999 quarter, six- and twelve-month periods, respectively. The increases are due in part to additional computer system support costs associated with MichCon’s new customer information system as well as advertising costs associated with MichCon’s new gas sales program. Additionally, the 1999 quarter increase reflects higher uncollectible gas accounts expense due to higher gas sales revenues. The increase in the 1999 twelve-month period was tempered due to lower employee benefit costs, primarily pension and retiree healthcare costs, as well as lower uncollectible gas accounts expense. The 1998 six- and twelve-month periods benefited from an interstate pipeline company refund.

Depreciation and depletion increased $1.5 million and $3.7 million in the 1999 quarter and six-month period, respectively, and decreased $.9 million in the 1999 twelve-month period. Depreciation on higher plant balances impacted all 1999 periods. Additionally, the twelve-month period comparison reflects the effect of lower depreciation rates for MichCon’s utility property, plant and equipment that became effective in January 1998.

Property and other taxes decreased $1.2 million, $.1 million and $2.9 million in the 1999 quarter, six- and twelve-month periods, respectively. The improvement in all 1999 periods is attributable to lower property taxes. The 1999 quarter and twelve-month periods were also impacted by lower Michigan Single Business Tax resulting from an increase in capital acquisitions deductions.

Property write-down of $24.8 million in the 1999 twelve-month period represents the impairment of a Michigan gas gathering system (Note 2e).

Equity in Earnings of Joint Ventures

Equity in earnings of joint ventures increased $.7 million in the 1999 quarter and $.6 million in both the 1999 six- and twelve-month periods. The improvement is due to losses recorded in the 1998 periods from Gas Distribution’s 47.5% interest in a Missouri gas distribution company. The investment was written down to fair value in the third quarter of 1998, and no additional losses have since been recorded as a result of the expected sale of the investment in 2000.

Other Income and Deductions

Other income and deductions changed unfavorably by $.9 million and $1.5 million in the 1999 quarter and twelve-month period, respectively, and changed favorably by $1.4 million in the current six-month period. All 1998 periods were impacted by gains from the sale of property. The 1999 quarter and twelve-month period include slightly higher interest costs. Other income and deductions

MANAGEMENT’S DISCUSSION AND ANALYSIS (Continued)

in the 1999 twelve-month period also reflect an unusual charge to write down the investment in a small natural gas distribution company located in Missouri (Note 2e). Also impacting other income and deductions in the 1999 twelve-month period was a change in minority interest reflecting the joint venture partners’ share of the write-down of the Michigan gas gathering properties (Note 2e).

Income Taxes

Income taxes for all 1999 periods were impacted by an increase in pre-tax earnings. Income tax comparisons for the 1999 six- and twelve-month periods were also affected by the favorable resolution of prior years’ tax issues as well as the flow-through effect of certain book-to-tax temporary differences. The 1998 six- and twelve-month periods include stock-related tax benefits.

Outlook

Gas Distribution’s strategy is to aggressively expand its role as the preferred provider of natural gas and high-value energy services within Michigan. Accordingly, Gas Distribution’s objectives are to increase revenues and control costs in order to deliver strong shareholder returns and provide customers with high-quality service at competitive prices.

Gas Distribution has begun, and plans to continue capitalizing on opportunities resulting from the gas industry restructuring. MichCon is currently implementing its Regulatory Reform Plan, which includes a comprehensive experimental three-year customer choice program which is designed to offer all sales customers added choices and greater price certainty. Beginning April 1, 1999, a limited number of customers have the option of purchasing natural gas from suppliers other than MichCon. However, MichCon will continue to transport and deliver the gas to the customers’ premises at prices that maintain its previously existing sales margins on these services. The Plan also suspended the GCR mechanism for customers who continue to purchase gas from MichCon and fixed the gas commodity component of MichCon’s sales rates at $2.95 per Mcf for the three-year period that began in January 1999. The suspension of the GCR mechanism allows MichCon to profit from its ability to purchase gas at less than $2.95 per Mcf. Also beginning in 1999, an income sharing mechanism allows customers to share in profits when actual returns on equity from utility operations exceed predetermined thresholds. The impact of weather and expenses incurred in the second half of 1999 will determine the actual amount of profits, if any, to be shared with customers.

Gas Distribution also plans to grow revenues and earnings by offering a variety of energy-related services, which include appliance maintenance. Growth in revenues is expected from the three heating and cooling firms acquired in October 1998 that have been integrated under MichCon Home Services, which is expanding its customer base and range of services.

Changes in Accounting

In the 1999 first quarter, MCN adopted Statement of Position (SOP) 98-5, “Reporting on the Costs of Start-up Activities” issued by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants. SOP 98-5 requires start-up and organizational costs to be expensed as incurred. This change in accounting principle resulted in the write-off of start-up and organization costs capitalized as of December 31, 1998. The cumulative effect of the change was to decrease earnings by $2.9 million for the 1999 six- and twelve-month periods.

In the 1999 first quarter, MCN adopted the Emerging Issues Task Force consensus on Issue No. 98-10, “Accounting for Energy Trading and Risk Management Activities” (EITF 98-10). EITF 98-10 requires all energy trading contracts to be recognized in the balance sheet as either

MANAGEMENT’S DISCUSSION AND ANALYSIS (Continued)

assets or liabilities measured at their fair value, with changes in fair value recognized in earnings. Adoption of EITF 98-10 did not have a material impact on MCN’s financial statements.

CAPITAL RESOURCES AND LIQUIDITY

	6 Months

	1999	1998

(in Millions)

Cash and Cash Equivalents

Cash Flow Provided From (Used For):

Operating activities	$290.9	$275.2

Financing activities	(249.3)	62.1

Investing activities	(38.6)	(295.8)

Net Increase in Cash and Cash Equivalents	$3.0	$41.5

Operating Activities

MCN’s cash flow from operating activities increased $15.7 million during the 1999 six-month period as compared to the same 1998 period. The increase was due primarily to increased earnings, after adjusting for non-cash items (depreciation, unusual charges and deferred taxes), partially offset by higher working capital requirements.

Financing Activities

MCN’s cash flow related to financing activities decreased $311.4 million during the 1999 six-month period compared to the same 1998 period. The change primarily reflects lower debt issuances and higher debt repayments, partially offset by an increase in equity issuances, in the 1999 six-month period. A summary of MCN’s significant financing activities and financing plans during 1999 follows.

Prior to mid-February 1999, MCN issued new shares of common stock pursuant to its Dividend Reinvestment and Stock Purchase Plan and various employee benefit plans. MCN generated $.2 million in the 1999 six-month period and $10.4 million in the same 1998 period from common stock issuances under these plans. Beginning in mid-February 1999, shares issued under these plans are being acquired by MCN through open market purchases.

MCN’s 5,865,000 of Preferred Redeemable Increased Dividend Equity Securities (Enhanced PRIDES) matured in April 1999. Each security represented a contract to purchase one share of MCN common stock. Upon conversion of the Enhanced PRIDES, MCN received cash proceeds totaling approximately $135.0 million. The proceeds were used to repay a $130.0 million medium-term note of Diversified Energy that came due in May 1999.

In March 1999, MCN entered into a $150 million revolving credit agreement that expires in October 1999. Borrowings under the credit agreement will be used to fund capital investments and for general corporate purposes. There was $40 million outstanding under this credit agreement at June 30, 1999.

Diversified Energy

The Diversified Energy group maintains credit lines that allow for borrowings of up to $200 million under a 364-day revolving credit facility and up to $200 million under a three-year revolving credit facility. These facilities support Diversified Energy’s commercial paper program, which is used to

MANAGEMENT’S DISCUSSION AND ANALYSIS (Continued)

finance capital investments and to finance Energy Marketing’s working capital requirements. The 364-day facility was renewed in July 1999. During the first six months of 1999, Diversified Energy’s commercial paper and bank borrowings outstanding increased by $112.1 million, leaving borrowings of $337.8 million outstanding under this program at June 30, 1999.

MCN received approximately $165 million in April 1999 from the sale of its Western E&P properties and approximately $65 million in August 1999 from the sale of its Midcontinent/ Gulf Coast E&P properties. Proceeds from the sales were used to repay outstanding debt at the MCN Corporate and Diversified Energy levels. Proceeds from the sale of additional non-Michigan E&P properties are expected by the end of 1999 and will be used to repay outstanding borrowings and for general corporate purposes.

MCN repaid $80 million of medium-term notes and $130 million of medium-term notes that came due in February 1999 and May 1999, respectively.

Gas Distribution

Cash and cash equivalents normally increase and short-term debt is reduced in the first part of each year as gas inventories are depleted and funds are received from winter heating sales. During the latter part of the year, cash and cash equivalents normally decrease as funds are used to finance increases in gas inventories and customer accounts receivable. To meet its seasonal short-term borrowing needs, MichCon normally issues commercial paper that is backed by credit lines with several banks. MichCon has established credit lines that allow for borrowings of up to $150 million under a 364-day revolving credit facility and up to $150 million under a three-year revolving credit facility. The 364-day facility was renewed in July 1999. During the first six months of 1999, MichCon repaid $194.1 million of commercial paper, leaving borrowings of $24.3 million outstanding under this program at June 30, 1999.

During the 1999 quarter, MichCon issued approximately $110 million of debt (Note 9) and repaid $50 million of first mortgage bonds.

Investing Activities

MCN’s cash used for investing activities decreased $257.2 million in the 1999 six-month period as compared to the same 1998 period. The decrease was due primarily to lower capital investments and proceeds from the sale of property and investments.

MANAGEMENT’S DISCUSSION AND ANALYSIS (Continued)

Capital investments equaled $263.8 million in the 1999 six-month period compared to $443.7 million for the same period in 1998. The 1999 investments include significantly lower levels of investments in E&P properties, pipeline and processing ventures and gas distribution facilities.

	6 Months

	1999	1998

(in Millions)

Capital Investments

Consolidated Capital Expenditures:

Diversified Energy	$104.5	$202.5

Gas Distribution	58.4	75.2

	162.9	277.7

MCN’s Share of Joint Venture Capital Expenditures:(1)

Pipelines & Processing	51.1	94.3

Energy Marketing, Gas Storage & Electric Power	15.1	11.9

Other	.1	.5

	66.3	106.7

Acquisitions:(2)	34.6	59.3

Total Capital Investments	$263.8	$443.7

(1)  A portion of joint venture capital expenditures is financed with joint venture debt

(2)  Includes MCN’s share of certain debt existing at the date of acquisitions

Total capital investments were partially funded from the sale of certain E&P properties and joint venture investments that totaled approximately $200 million in the 1999 six-month period.

Outlook

1999 capital investments to approximate $500 million — MCN’s new strategic direction is to grow in its targeted region by investing in energy-related projects. For 1999, MCN anticipates investing approximately $500 million, of which 70% is expected to be within the Diversified Energy group.

The proposed level of investments for 2000 and each of the next several years will approximate $300 million and is expected to be financed primarily with internally generated funds. No issuance of incremental equity securities is expected for the next few years. It is management’s opinion that MCN and its subsidiaries will have sufficient capital resources to meet anticipated capital and operating requirements.

YEAR 2000

As discussed in MCN’s 1998 Annual Report on Form 10-K/ A, MCN has implemented a corporate-wide, four-phase Year 2000 approach consisting of: i) inventory — identification of the components of MCN’s systems, equipment and facilities; ii) assessment — assessing Year 2000 readiness and prioritizing the risks of items identified in the inventory phase; iii) remediation — upgrading, repairing and replacing non-compliant systems, equipment and facilities; and iv) testing — verifying items remediated. MCN is on schedule to have its mission-critical business systems, and measurement and control systems (including embedded microprocessors) Year 2000 ready as detailed below. The extension of the program reflects MCN’s determination that additional testing and remediation is appropriate for some critical business and control systems for both MCN and its partners and vendors. The decision to retain the Michigan E&P properties has also made it

MANAGEMENT’S DISCUSSION AND ANALYSIS (Continued)

necessary to extend the testing timeline for a few business systems. The estimated completion status of these systems and the projected status for the future follows:

	Inventory	Assessment	Remediation	Testing

Business Systems:

June 30, 1999	100%	100%	90%	80%

September 30, 1999	100%	100%	100%	98%

November 30, 1999	100%	100%	100%	100%

Measurement and Control Systems:

June 30, 1999	100%	100%	98%	98%

September 30, 1999	100%	100%	100%	100%

Costs associated with the Year 2000 issue are not expected to have a material adverse effect on MCN results of operation, liquidity and financial condition. The total costs are estimated to be between $5 million and $6 million, of which approximately $4.2 million was incurred through June 1999. This estimate does not include MCN’s share of Year 2000 costs that may be incurred by partnerships and joint ventures. The anticipated costs are not higher due in part to the ongoing replacement of significant old systems. New systems in process of being installed, as well as those installed over the past few years, are Year 2000 ready. These systems were necessary to maintain a high level of customer satisfaction and to respond to changes in regulation and increased competition within the energy industry.

MCN anticipates a smooth transition to the Year 2000. However, the failure to correct a material Year 2000 problem could result in an interruption in or a failure of certain business activities and operations. Such interruptions or failures could have a material adverse effect on MCN’s results of operations, liquidity and financial condition. Due to the uncertainty inherent in the Year 2000 issue, resulting in part from the uncertainty of the Year 2000 readiness of key partners, operators, suppliers and government agencies, MCN cannot certify that it will be unaffected by Year 2000 complications.

In order to reduce its Year 2000 risk, MCN is developing contingency plans for mission-critical processes in the event of a Year 2000 complication. Contingency plans for several essential gas transmission facilities continue to be tested under a “power outage” scenario and have achieved excellent results. Contingency plans will continue to be refined throughout 1999 as MCN works with partners, operators, suppliers and governmental agencies.

MARKET RISK INFORMATION

As discussed in MCN’s 1998 Annual Report on Form 10-K/ A, MCN manages commodity price and interest rate risk through the use of various derivative instruments and limits the use of such instruments to hedging activities. A discussion and analysis of the events and factors that have changed MCN’s commodity price, interest rate and foreign currency risk during the 1999 six-month period follows.

Commodity Price Risk

Natural gas and oil futures, options and swap agreements are used to manage Diversified Energy’s exposure to the risk of market price fluctuations on gas sale and purchase contracts, gas and oil production and gas inventories. MCN has entered into offsetting positions for existing hedges of E&P’s gas and oil production from properties that have been or were expected to be sold in 1999. As

MANAGEMENT’S DISCUSSION AND ANALYSIS (Continued)

a result of entering into the offsetting positions, as well as changes in commodity prices that occurred during the 1999 six-month period, there have been significant changes in the outcome of the sensitivity analysis performed for commodity price risk at June 30, 1999 as compared to December 31, 1998.

A sensitivity analysis calculates the change in fair values of MCN’s natural gas and oil futures and swap agreements given a hypothetical 10% increase or decrease in commodity prices utilizing applicable forward commodity rates in effect at the end of the reporting period.

The results of the sensitivity analysis calculations follow:

	June 30, 1999		December 31, 1998

	Assuming	Assuming	Assuming	Assuming
	a 10%	a 10%	a 10%	a 10%
	Increase in	Decrease in	Increase in	Decrease in
	Commodity	Commodity	Commodity	Commodity
	Prices	Prices	Prices	Prices

(in Millions)
Commodity Price Sensitive:*

Swaps: Pay fixed/receive variable	$85.2	$(85.2)	$53.6	$(53.6)

Pay variable/receive fixed	$(76.6)	$76.6	$(54.0)	$54.0

Futures: Longs	$6.3	$(6.3)	$1.9	$(1.9)

Shorts	$(7.4)	$7.4	$(.1)	$.1

*	Includes only the risk related to the derivative instruments that serve as hedges and does not include the related underlying hedged item.

Interest Rate Risk

MCN is subject to interest rate risk in connection with the issuance of variable and fixed-rate debt and preferred securities. In order to manage interest costs and risk, MCN uses interest rate swap agreements to exchange fixed and variable-rate interest payment obligations over the life of the agreements without exchange of the underlying principal amounts. During the 1999 six-month period, there have not been any events or factors that have caused any significant changes to MCN’s interest rate risk.

Foreign Currency Risk

MCN is subject to foreign currency risk as a result of its investments in foreign joint ventures, which are located in India, Nepal and United Arab Emirates. During August 1999, MCN expects to complete the sale of its interest in TPL that is located in India for approximately $130 million. This sale will significantly reduce MCN’s foreign currency risk.

NEW ACCOUNTING PRONOUNCEMENTS

Derivative and Hedging Activities — In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” effective for fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB Statement No. 133.“ SFAS No. 137 changes the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000.

SFAS No. 133 requires all derivatives to be recognized in the balance sheet as either assets or liabilities measured at their fair value and sets forth conditions in which a derivative instrument may

MANAGEMENT’S DISCUSSION AND ANALYSIS (Continued)

be designated as a hedge. The Statement requires that changes in the fair value of derivatives be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative’s gains and losses to be recorded to other comprehensive income or to offset related results on the hedged item in earnings.

MCN manages commodity price risk and interest rate risk through the use of various derivative instruments and predominantly limits the use of such instruments to hedging activities. The effects of SFAS No. 133 on MCN’s financial statements are subject to fluctuations in the market value of hedging contracts which are, in turn, affected by variations in gas and oil prices and in interest rates. Accordingly, management cannot quantify the effects of adopting SFAS No. 133 at this time.

FORWARD-LOOKING STATEMENTS

The Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve certain risks and uncertainties as set forth in MCN’s 1998 Annual Report on Form 10-K/A.

The Year 2000 disclosure is a Year 2000 Readiness Disclosure under the Year 2000 Information and Readiness Disclosure Act. Therefore, MCN claims the full protections established by the Act.

AVAILABLE INFORMATION

The following information is available without charge to shareholders and other interested parties: the Form 10-K/A Annual Report; the Form 10-Q Quarterly Reports and the Annual and Quarterly Statistical Supplements. To request these publications, shareholders and other interested parties are instructed to contact: MCN Investor Relations, 500 Griswold Street, Detroit, Michigan 48226, (800) 548-4655. Information is also available on MCN’s website at http://www.mcnenergy.com.

MCN ENERGY GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF FINANCIAL POSITION (Unaudited)

	June 30,		December 31,

		1998
		(Restated)
	1999	Note 3	1998

(in Thousands)

ASSETS

Current Assets

Cash and cash equivalents, at cost (which approximates market value)	$20,076	$80,999	$17,039

Accounts receivable, less allowance for doubtful accounts of $15,847, $14,682 and $9,655, respectively	326,648	327,653	400,120

Accrued unbilled revenues	20,516	15,725	87,888

Gas in inventory (Note 7)	122,536	103,671	147,387

Property taxes assessed applicable to future periods	50,595	44,526	72,551

Other	46,419	76,972	42,472

	586,790	649,546	767,457

Deferred Charges and Other Assets

Deferred income taxes	28,136	—	50,547

Investments in debt and equity securities	70,516	48,967	69,705

Deferred swap losses and receivables (Note 13)	64,567	63,123	63,147

Deferred environmental costs	31,174	30,468	30,773

Prepaid benefit costs	132,805	88,711	111,775

Other	114,501	91,037	98,940

	441,699	322,306	424,887

Investments in and Advances to Joint Ventures

Pipelines & Processing	568,921	429,846	521,711

Electric Power	248,456	215,648	231,668

Energy Marketing	27,299	23,873	29,435

Gas Distribution (Note 2e)	1,978	8,822	1,478

Other	18,694	19,029	18,939

	865,348	697,218	803,231

Property, Plant and Equipment

Pipelines & Processing (Note 2a)	46,902	112,138	48,706

Exploration & Production (Note 2c)	753,357	1,066,673	1,040,047

Gas Distribution (Note 2e)	2,970,482	2,867,494	2,916,540

Other	65,139	32,875	36,124

	3,835,880	4,079,180	4,041,417

Less — Accumulated depreciation and depletion	1,685,079	1,562,383	1,644,094

	2,150,801	2,516,797	2,397,323

	$4,044,638	$4,185,867	$4,392,898

The notes to the consolidated financial statements are an integral part of this statement.

MCN ENERGY GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF FINANCIAL POSITION (Unaudited)

	June 30,		December 31,

		1998
		(Restated)
	1999	Note 3	1998

(in Thousands)

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities

Accounts payable	$252,791	$317,893	$304,349

Notes payable	346,809	149,697	618,851

Current portion of long-term debt and capital lease obligations	46,351	269,690	269,721

Gas inventory equalization (Note 7)	22,967	15,490	—

Federal income, property and other taxes payable	43,201	79,376	69,465

Deferred gas cost recovery revenues (Note 5b)	—	29,139	14,980

Gas payable	38,848	40,277	42,669

Customer deposits	15,856	14,924	18,791

Interest payable	22,416	29,073	30,314

Other	62,135	38,034	77,996

	851,374	983,593	1,447,136

Deferred Credits and Other Liabilities

Deferred income taxes	—	43,176	—

Unamortized investment tax credit	29,082	32,109	30,056

Tax benefits amortizable to customers	128,869	123,444	130,120

Deferred swap gains and payables (Note 13)	62,617	50,014	62,956

Accrued environmental costs	34,704	35,000	35,000

Minority interest	10,529	19,166	10,898

Other	74,857	115,498	75,439

	340,658	418,407	344,469

Long-Term Debt, including capital lease obligations (Note 9)	1,463,756	1,405,252	1,307,168

MCN-Obligated Mandatorily Redeemable Preferred Securities of Subsidiaries Holding Solely Debentures of MCN	502,232	405,428	502,203

Contingencies (Note 12)

Common Shareholders’ Equity

Common stock (Note 9)	855	789	797

Additional paid-in capital (Note 9)	966,956	816,286	832,966

Retained earnings (deficit)	(45,400)	190,548	(2,977)

Accumulated other comprehensive loss (Note 11)	(13,505)	(12,148)	(16,576)

Yield enhancement, contract and issuance costs	(22,288)	(22,288)	(22,288)

	886,618	973,187	791,922

	$4,044,638	$4,185,867	$4,392,898

The notes to the consolidated financial statements are an integral part of this statement.

MCN ENERGY GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended		Twelve Months Ended
	June 30,		June 30,		June 30,

		1998		1998		1998
		(Restated)		(Restated)		(Restated)
	1999	Note 3	1999	Note 3	1999	Note 3
(in Thousands, except Per Share Amounts)

Operating Revenues	$488,784	$406,214	$1,285,370	$1,107,674	$2,208,394	$2,138,855

Operating Expenses

Cost of sales	314,948	228,249	788,833	652,545	1,342,062	1,282,252

Operation and maintenance	98,477	91,629	200,427	186,503	403,339	386,158

Depreciation, depletion and amortization	42,162	46,458	87,337	91,247	175,580	183,918

Property and other taxes	16,270	17,838	37,928	38,713	68,768	72,976

Property write-downs and restructuring charges (Note 2)	52,000	333,022	52,000	333,022	311,296	333,022

	523,857	717,196	1,166,525	1,302,030	2,301,045	2,258,326

Operating Income (Loss)	(35,073)	(310,982)	118,845	(194,356)	(92,651)	(119,471)

Equity in Earnings of Joint Ventures	12,166	11,837	24,624	28,598	58,251	59,426

Other Income and (Deductions)

Interest income	2,369	1,815	3,865	6,163	8,595	12,953

Interest on long-term debt	(21,604)	(19,424)	(43,506)	(37,953)	(92,899)	(73,072)

Other interest expense	(6,682)	(4,822)	(15,317)	(11,663)	(28,058)	(16,322)

Dividends on preferred securities of subsidiaries	(10,334)	(9,230)	(20,669)	(18,984)	(38,055)	(38,516)

Loss on sale of E&P properties (Note 2c)	(68,798)	—	(68,798)	—	(68,798)	—

Investment losses (Notes 2c and 2e)	(7,456)	(6,135)	(7,456)	(6,135)	(15,956)	(6,135)

Recognition of deferred loss related to discontinued operations subsequently retained (Note 6)	(1,982)	—	—	—	—	—

Minority interest (Note 2e)	(420)	(635)	(739)	(1,245)	6,498	(2,242)

Other	5,701	1,272	10,374	13,961	15,974	22,140

	(109,206)	(37,159)	(142,246)	(55,856)	(212,699)	(101,194)

Income (Loss) Before Income Taxes	(132,113)	(336,304)	1,223	(221,614)	(247,099)	(161,239)

Income Tax Benefit	(45,873)	(123,681)	(952)	(87,873)	(96,547)	(73,627)

Income (Loss) Before Cumulative Effect of Accounting Change	(86,240)	(212,623)	2,175	(133,741)	(150,552)	(87,612)

Cumulative Effect of Accounting Change, Net of Taxes (Note 4)	—	—	(2,872)	—	(2,872)	—

Net Loss	$(86,240)	$(212,623)	$(697)	$(133,741)	$(153,424)	$(87,612)

Basic Earnings (Loss) Per Share (Note 10)

Before cumulative effect of accounting change	$(1.03)	$(2.70)	$.03	$(1.70)	$(1.88)	$(1.12)

Cumulative effect of accounting change (Note 4)	—	—	(.04)	—	(.03)	—

	$(1.03)	$(2.70)	$(0.01)	$(1.70)	$(1.91)	$(1.12)

Diluted Earnings (Loss) Per Share (Note 10)

Before cumulative effect of accounting change	$(1.03)	$(2.70)	$.03	$(1.70)	$(1.88)	$(1.12)

Cumulative effect of accounting change (Note 4)	—	—	(.04)	—	(.03)	—

	$(1.03)	$(2.70)	$(0.01)	$(1.70)	$(1.91)	$(1.12)

Average Common Shares Outstanding

Basic	83,413	78,758	81,424	78,563	80,242	78,303

Diluted	83,413	78,758	82,514	78,563	80,242	78,303

Dividends Declared Per Share	$.2550	$.2550	$.5100	$.5100	$1.0200	$1.0075

CONSOLIDATED STATEMENT OF RETAINED EARNINGS (DEFICIT) (Unaudited)

	Three Months Ended		Six Months Ended		Twelve Months Ended
	June 30,		June 30,		June 30,

		1998		1998		1998
		(Restated)		(Restated)		(Restated)
	1999	Note 3	1999	Note 3	1999	Note 3
(in Thousands)
Balance — Beginning of period	$62,775	$424,157	$(2,977)	$365,730	$190,548	$358,825

Add — Net loss	(86,240)	(212,623)	(697)	(133,741)	(153,424)	(87,612)

	(23,465)	211,534	(3,674)	231,989	37,124	271,213

Deduct — Cash dividends declared	21,935	20,986	41,726	41,441	82,524	80,665

Balance — End of period	$(45,400)	$190,548	$(45,400)	$190,548	$(45,400)	$190,548

The notes to the consolidated financial statements are an integral part of these statements.

MCN ENERGY GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30,

		1998
		(Restated)
	1999	Note 3

(in Thousands)

Cash Flow From Operating Activities

Net loss	$(697)	$(133,741)
Adjustments to reconcile net loss to net cash provided from operating activities Depreciation, depletion and amortization

Per statement of operations	87,337	91,247

Charged to other accounts	4,423	4,020

Unusual charges, net of taxes (Note 2)	83,365	220,452

Cumulative effect of accounting change, net of taxes (Note 4)	2,872	—

Deferred income taxes — current	(2,266)	(11,994)

Deferred income taxes and investment tax credit, net	65,246	10,356

Equity in earnings of joint ventures, net of distributions	(8,256)	(17,715)

Other	(1,118)	(4,798)

Changes in assets and liabilities, exclusive of changes shown separately	60,062	117,393

Net cash provided from operating activities	290,968	275,220

Cash Flow From Financing Activities

Notes payable, net	(272,042)	(161,672)

Dividends paid	(41,726)	(41,441)

Issuance of common stock (Note 9)	135,120	10,374

Reacquisition of common stock	(783)	—

Issuance of long-term debt (Note 9)	106,535	460,161

Long-term commercial paper and bank borrowings	92,344	109,643

Retirement of long-term debt and preferred securities (Note 9)	(268,773)	(323,454)

Other	—	8,506

Net cash provided from (used for) financing activities	(249,325)	62,117

Cash Flow From Investing Activities

Capital expenditures	(159,880)	(277,655)

Acquisitions	(31,153)	(36,731)

Investment in debt and equity securities, net	(2,597)	44,241

Investment in joint ventures	(39,991)	(96,647)

Sale of property and joint venture interests	200,705	81,026

Return of investment in joint ventures	1,193	4,801

Other	(6,883)	(14,868)

Net cash used for investing activities	(38,606)	(295,833)

Net Increase in Cash and Cash Equivalents	3,037	41,504

Cash and Cash Equivalents, January 1	17,039	39,495

Cash and Cash Equivalents, June 30	$20,076	$80,999

Changes in Assets and Liabilities, Exclusive of Changes Shown Separately

Accounts receivable, net	$72,787	$66,451

Accrued unbilled revenues	67,372	77,285

Accrued/deferred gas cost recovery revenues, net	(19,795)	42,001

Gas in inventory	24,851	(46,894)

Accounts payable	(46,758)	(32,753)

Gas inventory equalization	22,967	15,490

Federal income, property and other taxes payable	(35,194)	(7,422)

Gas payable	(3,821)	38,214

Interest payable	(7,898)	612

Prepaid benefit costs, net	(20,422)	(7,818)

Other current assets and liabilities, net	15,088	(17,883)

Other deferred assets and liabilities, net	(9,115)	(9,890)

	$60,062	$117,393

Supplemental Disclosures

Cash paid during the year for:

Interest, net of amounts capitalized	$71,640	$47,166

Federal income taxes	$3,550	$11,700

The notes to the consolidated financial statements are an integral part of this statement.

MCN ENERGY GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.  GENERAL

The accompanying consolidated financial statements should be read in conjunction with MCN’s 1998 Annual Report on Form 10-K/ A. Certain reclassifications have been made to the prior year’s financial statements to conform with the 1999 presentation. In the opinion of management, the unaudited information furnished herein reflects all adjustments necessary for a fair presentation of the financial statements for the periods presented.

Because of seasonal and other factors, revenues, expenses, net income and earnings per share for the interim periods should not be construed as representative of revenues, expenses, net income and earnings per share for all or any part of the balance of the current year or succeeding periods.

2.  UNUSUAL CHARGES

As discussed in MCN’s 1998 Annual Report on Form 10-K/ A, MCN recorded several unusual charges in 1998, consisting of property write-downs, investment losses, and restructuring charges. In June 1999, MCN recorded additional unusual charges related to the Exploration & Production (E&P) segment, which had previously been classified as discontinued operations (Note 6). A discussion of each unusual charge by segment follows:

     a.  Pipelines & Processing

Property Write-Downs: In the third quarter of 1998, MCN recorded a $133,782,000 pre-tax ($86,959,000 net of taxes) write-off of its coal fines project. The economic viability of the project is dependent on coal briquettes produced from six coal fines plants qualifying for synthetic fuel tax credits and MCN’s ability to utilize or sell such credits. Although the plants were in service by June 30, 1998, the date specified to qualify for the tax credits, operating delays at the plants in the 1998 third quarter have significantly increased the possibility that the Internal Revenue Service (IRS) will challenge the project’s eligibility for tax credits. In addition, there was uncertainty as to whether MCN could utilize or sell the credits. These factors led to MCN’s decision to record an impairment loss equal to the carrying value of the plants, reflecting the likely inability to recover such costs. MCN is seeking to maximize the value of its investment in the coal fines project, and in May 1999 filed a request with the IRS seeking a factual determination that its coal fines plants were in service on June 30, 1998. Management is unable to predict what action the IRS will take on its request.

In the third quarter of 1998, MCN also recorded an impairment loss of $3,899,000 pre-tax ($2,534,000 net of taxes) relating to an acquired out-of-service pipeline in Michigan. MCN reviewed the business alternatives for this asset and determined that its development is unlikely. Accordingly, MCN recorded an impairment loss equal to the carrying value of this asset.

     b.  Electric Power

Restructuring Charge: In the third quarter of 1998, MCN recorded a $2,470,000 pre-tax ($1,605,000 net of taxes) restructuring charge related to certain international power projects. The charge was incurred as a result of refocusing MCN’s strategic plan, particularly to exit certain international power projects.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     c.  Exploration and Production

Property Write-Downs: In the second quarter of 1999, MCN recognized a $52,000,000 pre-tax ($33,800,000 net of taxes) write-down of its gas and oil properties under the full cost method of accounting, due primarily to an unfavorable revision in the timing of the production of proved gas and oil reserves as well as reduced expectations of sales proceeds on unproved acreage. Under the full cost method of accounting as prescribed by the Securities and Exchange Commission, MCN’s capitalized exploration and production costs at June 30, 1999 exceeded the full cost “ceiling,” resulting in the excess being written off to income. The ceiling is the sum of discounted future net cash flows from the production of proved gas and oil reserves, and the lower of cost or estimated fair value of unproved properties, net of related income tax effects.

In the second and third quarters of 1998, MCN recognized write-downs of its gas and oil properties totaling $333,022,000 pre-tax ($216,465,000 net of taxes) and $83,955,000 pre-tax ($54,570,000 net of taxes), respectively. The write-downs were also the result of MCN’s capitalized exploration and production costs exceeding the full cost ceiling.

Losses on Sale of Properties: In the second quarter of 1999, MCN recognized losses from the sale of its Western and Midcontinent/ Gulf Coast E&P properties totaling $68,798,000 pre-tax ($44,719,000 net of taxes).

Loss on Investment: In the second quarter of 1999, MCN recognized a $7,456,000 pre-tax loss ($4,846,000 net of taxes) from the write-down of an investment in the common stock of an E&P company. MCN had also recognized a $6,135,000 pre-tax loss ($3,987,000 net of taxes) from the write-down of this investment during the second quarter of 1998. The losses were due to declines in the fair value of the securities that are not considered temporary. MCN has no carrying value in this investment after the write-downs.

     d.  Corporate & Other

Restructuring Charge: In the third quarter of 1998, MCN recorded a $10,390,000 pre-tax ($6,753,000 net of taxes) restructuring charge related to the corporate realignment designed to improve operating efficiencies through a more streamlined organizational structure. The realignment includes cost saving initiatives expected to reduce future operating expenses. As of June 30, 1999, payments of $2,224,000 have been charged against the restructuring accruals relating to severance and termination benefits. These benefits will continue to be paid through 2000. The remaining restructuring costs, primarily for net lease expenses, are expected to be paid over the related lease terms that expire through 2006.

     e.  Gas Distribution

Property Write-Downs: In the third quarter of 1998, MCN recorded a $24,800,000 pre-tax ($11,200,000 net of taxes and minority interest) write-down of certain gas gathering properties. An analysis revealed that projected cash flows from the gathering system were not sufficient to cover the system’s carrying value. Therefore, an impairment loss was recorded representing the amount by which the carrying value of the system exceeded its estimated fair value.

Loss on Investment: In the third quarter of 1998, MCN also recorded an $8,500,000 pre-tax ($5,525,000 net of taxes) loss from the write-down of an investment in a Missouri gas

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

distribution company that MCN expects to sell in 2000. The write-down represents the amount by which the carrying value exceeded the estimated fair value of the investment.

3.  RESTATEMENT

As discussed in MCN’s 1998 Annual Report on Form 10-K/ A, subsequent to the issuance of MCN’s December 31, 1998 financial statements, certain matters came to management’s attention and resulted in a special investigation of prior years’ operations of CoEnergy Trading Company (CTC), MCN’s non-utility energy marketing subsidiary. As a result of the investigation, MCN identified that its internal controls had been overridden and that certain transactions had not been properly accounted for. Specifically, the investigation concluded that CTC had entered into gas supply contracts and agreed to pay significantly less than market prices in one period in return for above-market prices to be paid in subsequent periods through March 2000. The effect of these transactions was to improperly delay the accrual of cost of gas expenses, resulting in the understatement of net loss for the 1998 second quarter, six- and twelve-month periods by $2,234,000, $1,364,000 and $6,471,000, respectively.

Additionally, the investigation identified that CTC had entered into certain unauthorized gas purchase and sale contracts for trading purposes. The unauthorized transactions violate MCN’s risk-management policy that requires all such activities to be reviewed and approved by a risk committee that reports regularly to the MCN Board of Directors. The gas purchase and sale contracts entered into in connection with trading activities, some of which remain in effect through March 2000, were not accounted for properly using the required mark-to-market method, under which unrealized gains and losses are recorded as an adjustment to cost of gas. The effect of not properly accounting for these transactions was the understatement of net loss for the 1998 second quarter, six- and twelve-month periods by $268,000, $2,744,000 and $2,926,000, respectively. However, net income of $276,000, $1,187,000 and $2,613,000 was realized and recorded in connection with these trading activities in the 1998 second quarter, six- and twelve-month periods, respectively, resulting in net income of $8,000 in the 1998 second quarter, a net loss of $1,557,000 in the 1998 six-month period and a net loss of $313,000 in the 1998 twelve-month period from such activities. From the inception of these trading activities in March 1997 through June 1999, $2,714,000 of net loss was realized and recorded in connection with these trading activities. All of the contracts were effectively closed in June 1999.

Other items identified during the investigation resulted in the understatement of net loss for the 1998 second quarter, six- and twelve-month periods by $21,000, $43,000 and $86,000, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The 1998 information in the accompanying consolidated financial statements has been restated from amounts originally reported to properly account for the transactions identified. A summary of the significant effects of the restatement on MCN’s June 30, 1998 financial statements is as follows:

	Three Months Ended		Six Months Ended		Twelve Months Ended
	June 30, 1998		June 30, 1998		June 30, 1998

	Previously		Previously		Previously
	Reported	Restated	Reported	Restated	Reported	Restated

(in Thousands, Except Per Share Amounts)

Consolidated Statement of

Operations

Cost of Sales	$224,368	$228,249	$646,160	$652,545	$1,267,665	$1,282,252

Loss Before Income Taxes	$(332,423)	$(336,304)	$(215,229)	$(221,614)	$(146,652)	$(161,239)

Income Tax Benefit	$(122,323)	$(123,681)	$(85,639)	$(87,873)	$(68,523)	$(73,627)

Net Loss	$(210,100)	$(212,623)	$(129,590)	$(133,741)	$(78,129)	$(87,612)

Basic Loss Per Share	$(2.67)	$(2.70)	$(1.65)	$(1.70)	$(1.00)	$(1.12)

Diluted Loss Per Share	$(2.67)	$(2.70)	$(1.65)	$(1.70)	$(1.00)	$(1.12)

	June 30, 1998

	Previously
	Reported	Restated

Consolidated Statement of

Financial Position

Accounts Receivable	$318,620	$327,653

Gas in Inventory	$114,071	$103,671

Accounts Payable	$298,912	$317,893

Federal Income, Property and Other Taxes Payable	$86,496	$79,376

Common Shareholders’ Equity	$986,415	$973,187

4.  ACCOUNTING FOR START-UP ACTIVITIES

In January 1999, MCN adopted Statement of Position (SOP) 98-5, “Reporting on the Costs of Start-up Activities,“ issued by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants. SOP 98-5 requires start-up and organizational costs to be expensed as incurred. This change in accounting principle resulted in the write-off of start-up and organization costs capitalized as of December 31, 1998. The cumulative effect of the change was to decrease earnings by $4,418,000 pre-tax ($2,872,000 net of taxes) for the six- and twelve-month periods ended June 30, 1999.

5.  REGULATORY MATTERS

     a.  Regulatory Reform Plan

As discussed in MCN’s 1998 Annual Report on Form 10-K/A, MichCon implemented its Regulatory Reform Plan in January 1999. The plan includes a new three-year gas sales program under which MichCon’s gas sales rates include a gas commodity component that is fixed at $2.95 per thousand cubic feet (Mcf). As part of its gas acquisition strategy, MichCon has entered into fixed-price contracts at costs below $2.95 per Mcf for a substantial portion of its expected gas supply requirements through 2001.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The plan also includes a comprehensive experimental three-year customer choice program, which is subject to annual caps on the level of participation. The customer choice program began in April 1999, with approximately 70,000 customers choosing to purchase natural gas from suppliers other than MichCon. Plan years begin April 1 of each year, and the number of customers allowed to participate in the plan is limited to 75,000 in 1999, 150,000 in 2000 and 225,000 in 2001. There is also a volume limitation on commercial and industrial participants. The volume limitation for these participants is 10 billion cubic feet (Bcf) in 1999, 20 Bcf in 2000 and 30 Bcf in 2001. MichCon will continue to transport and deliver the gas to the customers’ premises at prices that maintain its previously existing sales margins on these services. Various parties have appealed the Michigan Public Service Commission’s (MPSC) approval of the plan. While management believes the plan will be upheld on appeal, there can be no assurance as to the outcome.

     b.  Gas Cost Recovery Proceedings

Prior to January 1999, the Gas Cost Recovery (GCR) process allowed MichCon to recover its cost of gas sold if the MPSC determined that such costs were reasonable and prudent. An annual GCR reconciliation proceeding provided a review of gas costs incurred during the previous year and determined whether gas costs had been overcollected or undercollected, and as a result, whether a refund or surcharge, including interest, was required to be returned to or collected from GCR customers. The GCR process was suspended with the implementation of MichCon’s Regulatory Reform Plan in January 1999.

In February 1999, MichCon filed its final GCR reconciliation case covering gas costs incurred during 1998 which indicates an overrecovery of $18,000,000, including interest. Management believes that 1998 gas costs were reasonable and prudent and that the MPSC will approve the gas costs incurred. However, management cannot predict the outcome of this proceeding. During the first quarter of 1999, MichCon refunded the overrecovery to customers as a reduction in gas sales rates.

6.  DISCONTINUED OPERATIONS SUBSEQUENTLY RETAINED

In December 1998, MCN accounted for its E&P segment as a discontinued operation as a result of its decision to sell all of its gas and oil properties. In August 1999, management announced its intention to retain its natural gas producing properties in Michigan. Accordingly, E&P’s operating results for prior periods have been reclassified from discontinued operations to continuing operations. The decision to retain these properties was based on the interaction of two factors. MCN significantly revised its strategic direction. Key aspects of the new corporate strategy include a Midwest-to-Northeast regional focus rather than a North American focus, and an emphasis on achieving operational efficiencies and growth through the integration of existing businesses. Shortly thereafter, the bid for the Michigan properties was lowered significantly. The lower price was unacceptable, especially in light of MCN’s new strategic direction.

In accordance with Emerging Issues Task Force (EITF) Issue No. 85-36, “Discontinued Operations with Expected Gain and Interim Operating Losses,” E&P’s operating results for the first quarter of 1999 were initially deferred until the sale of all E&P properties was completed. Prior to the lowering of the bid for the Michigan properties, management expected that the disposition of all of the E&P properties would result in a gain. As a result of MCN’s decision to retain its Michigan

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

E&P properties, the deferred loss of $1,982,000 pre-tax ($1,288,000 net of taxes) was recorded in the second quarter of 1999.

Additionally, the E&P segment recorded several unusual charges in the 1999 and 1998 periods (Note 2c). Included in these unusual charges for 1999 was the loss on the sale of the Western and Midcontinent/ Gulf Coast properties. Proceeds from the sale of these properties totaled approximately $265,000,000. At December 31, 1998, the Western and Midcontinent/ Gulf Coast properties had 360 billion cubic feet equivalent of proven reserves. MCN will continue selling its other non-Michigan E&P oil and gas properties.

Under EITF Issue No. 87-24, “Allocation of Interest to Discontinued Operations,” Diversified Energy’s interest and preferred dividend expenses were allocated to the discontinued E&P segment based on its ratio of total capital to that of Diversified Energy. The interest and preferred dividend expenses have been reallocated to the E&P segment based on an imputed debt structure reflective of its industry as is done with MCN’s other segments.

The following financial information summarizes E&P’s operations:

	Three Months Ended		Six Months Ended		Twelve Months Ended
	June 30,		June 30,		June 30,

	1999	1998	1999	1998	1999	1998

(in Thousands)

Operating Revenues	$37,918	$53,101	$87,417	$108,713	$185,806	$223,434

Operating Loss	$(51,824)	$(324,864)	$(43,774)	$(316,132)	$(115,596)	$(290,951)

Net Income (Loss):

Before Unusual Charges	$3,657	$7,241	$3,657	$13,061	$12,267	$34,330

Unusual Charges (Note 2c)	(83,365)	(220,452)	(83,365)	(220,452)	(137,935)	(220,452)

	$(79,708)	$(213,211)	$(79,708)	$(207,391)	$(125,668)	$(186,122)

7.  GAS IN INVENTORY

Inventory gas is priced on a last-in, first-out (LIFO) basis. In anticipation that interim inventory reductions will be replaced prior to year-end, the cost of gas for net withdrawals from inventory is generally recorded at the estimated average purchase rate for the calendar year. The excess of these changes over the LIFO cost is credited to the gas inventory equalization account. During interim periods when there are net injections to inventory, the equalization account is reversed. Approximately 95.7 Bcf and 90.7 Bcf of gas was in inventory at June 30, 1999 and 1998, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.  CREDIT FACILITIES AND SHORT-TERM BORROWINGS

In March 1999, MCN entered into a $150,000,000 revolving credit agreement that expires in October 1999. Borrowings under the credit agreement are at variable rates.

MCN Investment Corporation (MCNIC) and MichCon maintain credit lines that allow for borrowings of up to $350,000,000 under 364-day revolving credit facilities and up to $350,000,000 under three-year revolving credit facilities. These credit lines totaling $700,000,000 support their commercial paper programs. The 364-day revolving credit facilities were renewed in July 1999. The three-year revolving credit facilities expire in July 2001.

As discussed in MCN’s 1998 Annual Report on Form 10-K/ A, MCN borrowed $260,000,000 under a one-year term loan facility, due December 31, 1999. Principal payments are required based on certain proceeds received from the sale of E&P assets. As of June 30, 1999, MCN had repaid $143,000,000 of the facility.

9.  ENHANCED PRIDES AND LONG-TERM DEBT

As discussed in MCN’s 1998 Annual Report on Form 10-K/ A, MCN issued 5,865,000 of Preferred Redeemable Increased Dividend Equity Securities (Enhanced PRIDES) in 1996. Each security represented a contract to purchase one share of MCN common stock. The Enhanced PRIDES were converted into MCN common stock in April 1999, and as a result MCN received cash proceeds totaling approximately $135,000,000. These proceeds were used to repay a $130,000,000 medium-term note that came due in May 1999. Also in February 1999, MCN repaid an $80,000,000 medium-term note.

In June 1999, MichCon issued $55,000,000 of 6.85% senior secured notes, due June 2038, and 55,000,000 of 6.85% senior secured notes, due June 2039. The notes are insured by a financial guaranty insurance policy and are rated AAA or its equivalent by the major rating agencies. The notes are redeemable on or after June 1, 2004.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.  EARNINGS PER SHARE COMPUTATION

MCN reports both basic and diluted earnings per share. Basic EPS is computed by dividing income before cumulative effect of accounting change by the weighted average number of common shares outstanding during the period. Diluted EPS assumes the issuance of potential dilutive common shares outstanding during the period and adjusts for changes in income and the repurchase of common shares that would have occurred with proceeds from the assumed issuance. A reconciliation of both calculations is shown below.

	Net Income (Loss)		Weighted
	Before Cumulative		Average
	Effect of		Common		Earnings
	Accounting Change		Shares		Per Share

	1999	1998	1999	1998	1999	1998

(in Thousands, Except Per Share Amounts)

Three Months Ended June 30

Basic EPS	$(86,240)	$(212,623)	83,413	78,758	$(1.03)	$(2.70)

Effect of Dilutive Securities:*

FELINE PRIDES	—	—	—	—

Enhanced PRIDES	—	—	—	—

Stock-based compensation plans	—	—	—	—

Diluted EPS	$(86,240)	$(212,623)	83,413	78,758	$(1.03)	$(2.70)

Six Months Ended June 30

Basic EPS	$2,175	$(133,741)	81,424	78,563	$.03	$(1.70)

Effect of Dilutive Securities:*

FELINE PRIDES	—	—	—	—

Enhanced PRIDES	—	—	—	—

Stock-based compensation plans	—	—	1,090	—

Diluted EPS	$2,175	$(133,741)	82,514	78,563	$.03	$(1.70)

Twelve Months Ended June 30

Basic EPS	$(150,552)	$(87,612)	80,242	78,303	$(1.88)	$(1.12)

Effect of Dilutive Securities:*

FELINE PRIDES	—	—	—	—

Enhanced PRIDES	—	—	—	—

Stock-based compensation plans	—	—	—	—

Diluted EPS	$(150,552)	$(87,612)	80,242	78,303	$(1.88)	$(1.12)

*	Except for the 1999 six-month period, the potentially dilutive securities have been excluded from the diluted EPS calculation since their inclusion would have been antidilutive.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.  COMPREHENSIVE INCOME

MCN reports comprehensive income, which is defined as the change in common shareholder’s equity during a period from transactions and events from non-owner sources, including net income. Total comprehensive income for the applicable periods is as follows:

	Three Months Ended		Six Months Ended		Twelve Months Ended
	June 30,		June 30,		June 30,

	1999	1998	1999	1998	1999	1998

(in Thousands)

Comprehensive Income (Loss)

Net Loss	$(86,240)	$(212,623)	$(697)	$(133,741)	$(153,424)	$(87,612)

Other Comprehensive Income (Loss), Net of Taxes:

Foreign currency translation adjustment	(898)	(5,314)	(616)	(5,813)	(1,357)	(12,092)

Unrealized loss on securities:

Unrealized losses during period	(642)	(1,736)	(1,159)	(2,803)	(4,846)	(3,987)

Less: Reclassification for losses recognized in net income	4,846	3,987	4,846	3,987	4,846	3,987

	4,204	2,251	3,687	1,184	—	—

Total Other Comprehensive Income (Loss), Net of Taxes	3,306	(3,063)	3,071	(4,629)	(1,357)	(12,092)

Total Comprehensive Income (Loss)	$(82,934)	$(215,686)	$2,374	$(138,370)	$(154,781)	$(99,704)

12.  CONTINGENCIES

MCN is involved in certain legal and administrative proceedings before various courts and governmental agencies concerning claims arising in the ordinary course of business. These proceedings include certain contract disputes between Gas Distribution and gas producers. Management cannot predict the final disposition of such proceedings, but believes that adequate provision has been made for probable losses. It is management’s belief, after discussion with legal counsel, that the ultimate resolution of those proceedings still pending will not have a material adverse effect on MCN’s financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.  COMMODITY SWAP AGREEMENTS

MCN’s Diversified Energy and Gas Distribution groups manage commodity price risk through the use of various derivative instruments and predominately limit the use of such instruments to hedging activities. The following assets and liabilities related to the use of gas and oil swap agreements are reflected in the Consolidated Statement of Financial Position:

	June 30,		December 31,

	1999	1998	1998

(in Thousands)

Deferred Swap Losses and Receivables

Unrealized losses	$42,556	$55,042	$48,700

Receivables	31,156	8,786	25,864

	73,712	63,828	74,564

Less — Current portion	9,145	705	11,417

	$64,567	$63,123	$63,147

Deferred Swap Gains and Payables

Unrealized gains	$24,822	$5,626	$24,126

Payables	51,720	62,545	54,525

	76,542	68,171	78,651

Less — Current portion	13,925	18,157	15,695

	$62,617	$50,014	$62,956

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.  SEGMENT INFORMATION

MCN is organized into two business groups, Diversified Energy and Gas Distribution. The groups operate five major business segments, as set forth in the following table.

	Three Months Ended		Six Months Ended		Twelve Months Ended
	June 30,		June 30,		June 30,

	1999	1998	1999	1998	1999	1998

(in Thousands)

Revenues From Unaffiliated Customers:

Pipelines & Processing	$5,426	$6,205	$11,331	$8,438	$23,749	$11,474

Electric Power	12,980	12,568	25,123	22,246	50,008	47,498

Energy Marketing	253,081	175,153	495,693	389,666	873,095	801,565

Exploration & Production	25,457	38,474	54,371	81,350	123,525	153,224

Gas Distribution	191,840	173,814	698,852	605,974	1,138,017	1,125,094

	488,784	406,214	1,285,370	1,107,674	2,208,394	2,138,855

Revenues From Affiliated Customers:

Pipelines & Processing	928	62	1,102	236	1,211	395

Energy Marketing	25,938	25,966	44,023	49,975	99,591	96,147

Exploration & Production	12,461	14,627	33,046	27,363	62,281	70,210

Gas Distribution	666	1,460	3,334	4,710	5,259	9,541

	39,993	42,115	81,505	82,284	168,342	176,293

Eliminations	(39,993)	(42,115)	(81,505)	(82,284)	(168,342)	(176,293)

Consolidated Operating Revenues	$488,784	$406,214	$1,285,370	$1,107,674	$2,208,394	$2,138,855

Net Income (Loss):

Pipelines & Processing	$1,782	$2,776	$3,457	$7,243	$(85,485)	$16,779

Electric Power	2,970	4,957	7,371	12,663	14,913	22,375

Energy Marketing	(2,742)	(568)	(387)	2,843	(4,268)	2,945

Exploration & Production	(79,708)	(213,211)	(79,708)	(207,391)	(125,668)	(186,122)

Gas Distribution	6,340	2,714	90,633	65,370	96,997	81,388

Corporate & Other	(14,882)	(9,291)	(19,191)	(14,469)	(47,041)	(24,977)

	(86,240)	(212,623)	2,175	(133,741)	(150,552)	(87,612)

Cumulative effect of accounting change	—	—	(2,872)	—	(2,872)	—

Consolidated Net Loss	$(86,240)	$(212,623)	$(697)	$(133,741)	$(153,424)	$(87,612)

15.  CONSOLIDATING FINANCIAL STATEMENTS

Debt securities issued by MCN Investment Corporation (MCNIC) are subject to a support agreement between MCN and MCNIC, under which MCN has committed to make payments of interest and principal on MCNIC’s securities in the event of failure to pay by MCNIC. Under the terms of the support agreement, the assets of MCN, other than MichCon, and any cash dividends paid to MCN by any of its subsidiaries are available as recourse to holders of MCNIC’s securities. The carrying value of MCN’s assets on an unconsolidated basis, which primarily consists of investments in subsidiaries other than MichCon, is $878,334,000 at June 30, 1999.

The following MCN consolidating financial statements are presented and include separately MCNIC, MichCon and MCN and other subsidiaries. MCN has determined that separate financial statements and other disclosures concerning MCNIC are not material to investors. The other MCN subsidiaries represent Citizens Gas Fuel Company, MCN Michigan Limited Partnership, MCN Financing I, MCN Financing II, MCN Financing III, MCN Financing V, MCN Financing VI, MichCon Enterprises, Inc. and Blue Lake Holdings, Inc., until its sale on December 31, 1997.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATING STATEMENTS OF OPERATIONS (Unaudited)

	MCN			Eliminations
	and Other			and	Consolidated
	Subsidiaries	MCNIC	MichCon	Reclasses	Total

	Three Months Ended June 30, 1999

(in Thousands)

Operating Revenues	$6,908	$297,912	$185,555	$(1,591)	$488,784

Operating Expenses

Cost of sales	5,233	250,736	60,410	(1,431)	314,948

Operation and maintenance	591	34,130	63,942	(186)	98,477

Depreciation, depletion and amortization	973	16,431	24,758	—	42,162

Property and other taxes	389	3,187	12,700	(6)	16,270

Property write-downs and restructuring charges	—	52,000	—	—	52,000

	7,186	356,484	161,810	(1,623)	523,857

Operating Income (Loss)	(278)	(58,572)	23,745	32	(35,073)

Equity in Earnings (Losses) of Joint Ventures and Subsidiaries	(83,493)	11,594	572	83,493	12,166

Other Income and (Deductions)

Interest income	16,336	1,471	946	(16,384)	2,369

Interest on long-term debt	250	(10,329)	(11,525)	—	(21,604)

Other interest expense	(3,150)	(13,375)	(1,181)	11,024	(6,682)

Dividends on preferred securities of subsidiaries	—	—	—	(10,334)	(10,334)

Loss on sale of E&P properties	—	(68,798)	—	—	(68,798)

Investment losses	—	(7,456)	—	—	(7,456)

Recognition of deferred loss related to discontinued operations subsequently retained	—	(1,982)	—	—	(1,982)

Minority interest	—	(154)	(266)	—	(420)

Other	(127)	6,040	(177)	(35)	5,701

	13,309	(94,583)	(12,203)	(15,729)	(109,206)

Income (Loss) Before Income Taxes	(70,462)	(141,561)	12,114	67,796	(132,113)

Income Tax Provision (Benefit)	(967)	(48,855)	3,949	—	(45,873)

Net Income (Loss)	(69,495)	(92,706)	8,165	67,796	(86,240)

Dividends on Preferred Securities	10,334	—	—	(10,334)	—

Net Income (Loss) Available for Common Stock	$(79,829)	$(92,706)	$8,165	$78,130	$(86,240)

	Three Months Ended June 30, 1998

Operating Revenues	$2,487	$233,228	$172,787	$(2,288)	$406,214

Operating Expenses

Cost of sales	1,322	170,955	57,512	(1,540)	228,249

Operation and maintenance	100	30,409	61,868	(748)	91,629

Depreciation, depletion and amortization	693	22,273	23,492	—	46,458

Property and other taxes	538	3,347	13,953	—	17,838

Property write-downs and restructuring charges	—	333,022	—	—	333,022

	2,653	560,006	156,825	(2,288)	717,196

Operating Income (Loss)	(166)	(326,778)	15,962	—	(310,982)

Equity in Earnings (Losses) of Joint Ventures and Subsidiaries	(209,940)	11,859	361	209,557	11,837

Other Income and (Deductions)

Interest income	9,527	971	822	(9,505)	1,815

Interest on long-term debt	162	(9,073)	(10,513)	—	(19,424)

Other interest expense	(210)	(12,163)	(1,891)	9,442	(4,822)

Dividends on preferred securities of subsidiaries	—	—	—	(9,230)	(9,230)

Investment losses	—	(6,135)	—	—	(6,135)

Minority interest	—	(34)	(398)	(203)	(635)

Other	(541)	1,025	585	203	1,272

	8,938	(25,409)	(11,395)	(9,293)	(37,159)

Income (Loss) Before Income Taxes	(201,168)	(340,328)	4,928	200,264	(336,304)

Income Tax Provision (Benefit)	(360)	(125,235)	1,914	—	(123,681)

Net Income (Loss)	(201,808)	(215,093)	3,014	200,264	(212,623)

Dividends on Preferred Securities	9,230	—	—	(9,230)	—

Net Income (Loss) Available for Common Stock	$(210,038)	$(215,093)	$3,014	$209,494	$(212,623)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATING STATEMENTS OF OPERATIONS (Unaudited)

	MCN			Eliminations
	and Other			and	Total
	Subsidiaries	MCNIC	MichCon	Reclasses	Consolidated

	Six Months Ended June 30, 1999

(in Thousands)

Operating Revenues	$18,572	$591,479	$683,645	$(8,326)	$1,285,370

Operating Expenses

Cost of sales	12,638	473,037	308,761	(5,603)	788,833

Operation and maintenance	(834)	72,496	131,488	(2,723)	200,427

Depreciation, depletion and amortization	1,807	36,164	49,366	—	87,337

Property and other taxes	777	5,989	31,162	—	37,928

Property write-downs and restructuring charges	—	52,000	—	—	52,000

	14,388	639,686	520,777	(8,326)	1,166,525

Operating Income (Loss)	4,184	(48,207)	162,868	—	118,845

Equity in Earnings of Joint Ventures and Subsidiaries	560	23,611	1,013	(560)	24,624

Other Income and (Deductions)

Interest income	21,629	1,988	1,945	(21,697)	3,865

Interest on long-term debt	461	(21,476)	(22,491)	—	(43,506)

Other interest expense	(7,312)	(25,867)	(3,836)	21,698	(15,317)

Dividends on preferred securities of subsidiaries	—	—	—	(20,669)	(20,669)

Loss on sale of E&P properties	—	(68,798)	—	—	(68,798)

Investment losses	—	(7,456)	—	—	(7,456)

Minority interest	—	(216)	(523)	—	(739)

Other	(258)	10,346	287	(1)	10,374

	14,520	(111,479)	(24,618)	(20,669)	(142,246)

Income (Loss) Before Income Taxes	19,264	(136,075)	139,263	(21,229)	1,223

Income Tax Provision (Benefit)	(708)	(47,369)	47,125		(952)

Income (Loss) Before Cumulative Effect of Accounting Change	19,972	(88,706)	92,138	(21,229)	2,175

Cumulative Effect of Accounting Change, Net of Taxes	—	(2,872)	—	—	(2,872)

Net Income (Loss)	19,972	(91,578)	92,138	(21,229)	(697)

Dividends on Preferred Securities	20,669	—	—	(20,669)	—

Net Income (Loss) Available for Common Stock	$(697)	$(91,578)	$92,138	$(560)	$(697)

	Six Months Ended June 30, 1998

Operating Revenues	$8,669	$505,082	$602,014	$(8,091)	$1,107,674

Operating Expenses

Cost of sales	4,443	377,736	275,101	(4,735)	652,545

Operation and maintenance	240	65,529	124,090	(3,356)	186,503

Depreciation, depletion and amortization	1,339	43,971	45,937	—	91,247

Property and other taxes	1,171	6,287	31,255	—	38,713

Write-down of E&P properties	—	333,022	—	—	333,022

	7,193	826,545	476,383	(8,091)	1,302,030

Operating Income (Loss)	1,476	(321,463)	125,631	—	(194,356)

Equity in Earnings (Losses) of Joint Ventures and Subsidiaries	(130,687)	28,166	950	130,169	28,598

Other Income and (Deductions)

Interest income	19,572	4,165	1,934	(19,508)	6,163

Interest on long-term debt	403	(15,637)	(22,719)	—	(37,953)

Other interest expense	(659)	(25,403)	(5,148)	19,547	(11,663)

Dividends on preferred securities of subsidiaries	—	—	—	(18,984)	(18,984)

Loss on sale of E&P properties	—	—	—	—	—

Investment losses	—	(6,135)			(6,135)

Minority interest		(102)	(1,143)		(1,245)

Other	(507)	13,762	706	—	13,961

	18,809	(29,350)	(26,370)	(18,945)	(55,856)

Income (Loss) Before Income Taxes	(110,402)	(322,647)	100,211	111,224	(221,614)

Income Tax Provision (Benefit)	244	(123,650)	35,533	—	(87,873)

Net Income (Loss)	(110,646)	(198,997)	64,678	111,224	(133,741)

Dividends on Preferred Securities	18,984	—	—	(18,984)	—

Net Income (Loss) Available for Common Stock	$(129,630)	$(198,997)	$64,678	$130,208	$(133,741)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATING STATEMENTS OF OPERATIONS (Unaudited)

	MCN			Eliminations
	and Other			and	Consolidated
	Subsidiaries	MCNIC	MichCon	Reclasses	Total

	Twelve Months Ended June 30, 1999

(in Thousands)

Operating Revenues	$28,165	$1,079,225	$1,115,289	$(14,285)	$2,208,394

Operating Expenses

Cost of sales	18,901	847,508	485,189	(9,536)	1,342,062

Operation and maintenance	(11,281)	159,574	259,795	(4,749)	403,339

Depreciation, depletion and amortization	3,674	75,594	96,312	—	175,580

Property and other taxes	1,325	12,098	55,345	—	68,768

Property write-downs and restructuring charges	8,669	277,827	24,800	—	311,296

	21,288	1,372,601	921,441	(14,285)	2,301,045

Operating Income (Loss)	6,877	(293,376)	193,848	—	(92,651)

Equity in Earnings (Losses) of Joint Ventures and Subsidiaries	(143,524)	56,687	2,009	143,079	58,251

Other Income and (Deductions)

Interest income	20,708	4,432	5,699	(22,244)	8,595

Interest on long-term debt	(583)	(47,660)	(44,656)	—	(92,899)

Other interest expense	(9,127)	(49,094)	(10,801)	40,964	(28,058)

Dividends on preferred securities of subsidiaries	—	—	—	(38,055)	(38,055)

Loss on sale of E&P properties	—	(68,798)	—	—	(68,798)

Investment losses	(8,500)	(7,456)	—	—	(15,956)

Minority interest	—	151	6,347	—	6,498

Other	(356)	16,932	(601)	(1)	15,974

	2,142	(151,493)	(44,012)	(19,236)	(212,699)

Income (Loss) Before Income Taxes	(134,505)	(388,182)	151,845	123,743	(247,099)

Income Tax Provision (Benefit)	(3,781)	(140,175)	47,409	—	(96,547)

Income (Loss) Before Cumulative Effect of Accounting Change	(130,724)	(248,007)	104,436	123,743	(150,552)

Cumulative Effect of Accounting Change, Net of Taxes	—	(2,872)	—	—	(2,872)

Net Income (Loss)	(130,724)	(250,879)	104,436	123,743	(153,424)

Dividends on Preferred Securities	38,055	—	—	(38,055)	—

Net Income (Loss) Available for Common Stock	$(168,779)	$(250,879)	$104,436	$161,798	$(153,424)

	Twelve Months Ended June 30, 1998

Operating Revenues	$16,186	$1,019,010	$1,118,448	$(14,789)	$2,138,855

Operating Expenses

Cost of gas	8,763	761,742	521,026	(9,279)	1,282,252

Operation and maintenance	1,865	126,572	263,231	(5,510)	386,158

Depreciation, depletion and amortization	2,491	83,712	97,715	—	183,918

Property and other taxes	1,821	13,091	58,064	—	72,976

Property write-downs and restructuring charges	—	333,022	—	—	333,022

	14,940	1,318,139	940,036	(14,789)	2,258,326

Operating Income	1,246	(299,129)	178,412	—	(119,471)

Equity in Earnings (Losses) of Joint Ventures and Subsidiaries	(77,835)	58,038	1,508	77,715	59,426

Other Income and (Deductions)

Interest income	40,507	8,729	4,107	(40,390)	12,953

Interest on long-term debt	599	(27,740)	(45,931)	—	(73,072)

Other interest expense	(1,414)	(46,562)	(9,063)	40,717	(16,322)

Dividends on preferred securities of subsidiaries	—	—	—	(38,516)	(38,516)

Investment loss	—	(6,135)	—	—	(6,135)

Minority interest	—	(150)	(2,092)	—	(2,242)

Other	(406)	21,201	1,345	—	22,140

	39,286	(50,657)	(51,634)	(38,189)	(101,194)

Income (Loss) Before Income Taxes	(37,303)	(291,748)	128,286	39,526	(161,239)

Income Tax Provision (Benefit)	1,251	(122,590)	47,712	—	(73,627)

Net Income (Loss)	(38,554)	(169,158)	80,574	39,526	(87,612)

Dividends on Preferred Securities	38,516	—	—	(38,516)	—

Net Income (Loss) Available for Common Stock	$(77,070)	$(169,158)	$80,574	$78,042	$(87,612)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATING STATEMENT OF FINANCIAL POSITION (Unaudited)

	MCN			Eliminations
	and Other			and	Consolidated
	Subsidiaries	MCNIC	MichCon	Reclasses	Total

	June 30, 1999

(in Thousands)

ASSETS
Current Assets

Cash and cash equivalents, at cost	$434	$8,819	$10,823	$—	$20,076

Accounts receivable	7,065	193,029	155,509	(13,611)	341,992

Less — Allowance for doubtful accounts	79	1,773	13,492	—	15,344

Accounts receivable, net	6,986	191,256	142,017	(13,611)	326,648

Accrued unbilled revenues	214	—	20,302	—	20,516

Gas in inventory	—	78,644	43,892	—	122,536

Property taxes assessed applicable to future periods	170	1,952	48,473	—	50,595

Other	4,555	58,586	34,512	(51,234)	46,419

	12,359	339,257	300,019	(64,845)	586,790

Deferred Charges and Other Assets

Deferred income taxes	10,660	120,966	—	(103,490)	28,136

Investments in debt and equity securities	—	3,714	66,202	600	70,516

Deferred swap losses and receivables	—	64,567	—	—	64,567

Deferred environmental costs	2,770	—	28,404	—	31,174

Prepaid benefit costs	—	—	134,590	(1,785)	132,805

Other	13,806	29,983	66,758	3,954	114,501

	27,236	219,230	295,954	(100,721)	441,699

Investments in and Advances to Joint Ventures and Subsidiaries	1,526,376	843,517	19,853	(1,524,398)	865,348

Property, Plant and Equipment, at cost	48,752	844,272	2,942,856	—	3,835,880

Less — Accumulated depreciation and depletion	18,684	220,428	1,445,967	—	1,685,079

	30,068	623,844	1,496,889	—	2,150,801

	$1,596,039	$2,025,848	$2,112,715	$(1,689,964)	$4,044,638

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities

Accounts payable	$6,148	$168,281	$89,662	$(11,300)	$252,791

Notes payable	156,440	162,886	28,319	(836)	346,809

Current portion of long-term debt and capital lease obligations	—	216	46,135	—	46,351

Gas inventory equalization	—	193	22,774	—	22,967

Federal income, property and other taxes payable	(387)	2,450	86,097	(44,959)	43,201

Deferred gas cost recovery revenues	—	—	—	—	—

Gas payable	—	18,003	20,845	—	38,848

Customer deposits	26	—	15,830	—	15,856

Interest payable	1,486	11,680	9,250	—	22,416

Other	13,833	17,007	33,875	(2,580)	62,135

	177,546	380,716	352,787	(59,675)	851,374

Deferred Credits and Other Liabilities

Deferred income taxes	—	—	103,198	(103,198)	—

Unamortized investment tax credit	259	—	28,823	—	29,082

Tax benefits amortizable to customers	—	—	128,869	—	128,869

Deferred swap gains and payables	—	62,617	—	—	62,617

Accrued environmental costs	3,000	—	31,704	—	34,704

Minority interest	—	2,166	8,363	—	10,529

Other	12,879	12,685	51,663	(2,370)	74,857

	16,138	77,468	352,620	(105,568)	340,658

Long-Term Debt, including capital lease obligations	—	777,752	686,004	—	1,463,756

Redeemable Preferred Securities of Subsidiaries	502,232	—	—	—	502,232

Common Shareholders’ Equity

Common stock	855	5	10,300	(10,305)	855

Additional paid-in capital	966,956	1,080,379	230,399	(1,310,778)	966,956

Retained earnings (deficit)	(45,400)	(276,967)	480,605	(203,638)	(45,400)

Accumulated other comprehensive loss	—	(13,505)	—	—	(13,505)

Yield enhancement, contract and issuance costs	(22,288)	—	—	—	(22,288)

	900,123	789,912	721,304	(1,524,721)	886,618

	$1,596,039	$2,025,848	$2,112,715	$(1,689,964)	$4,044,638

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATING STATEMENT OF FINANCIAL POSITION (Unaudited)

	MCN			Eliminations
	and Other			and	Consolidated
	Subsidiaries	MCNIC	MichCon	Reclasses	Total

	June 30, 1998

(in Thousands)

ASSETS
Current Assets

Cash and cash equivalents, at cost	$53	$60,914	$20,032	$—	$80,999

Accounts receivable	16,343	193,634	150,380	(18,022)	342,335

Less — Allowance for doubtful accounts	97	453	14,132	—	14,682

Accounts receivable, net	16,246	193,181	136,248	(18,022)	327,653

Accrued unbilled revenues	225	—	15,500	—	15,725

Gas in inventory	—	68,054	35,617	—	103,671

Property taxes assessed applicable to future periods	98	1,276	43,152	—	44,526

Other	2,815	45,819	28,408	(70)	76,972

	19,437	369,244	278,957	(18,092)	649,546

Deferred Charges and Other Assets

Investments in debt and equity securities	—	12,084	36,532	351	48,967

Deferred swap losses and receivables	—	63,123	—	—	63,123

Deferred environmental costs	2,534	—	27,934	—	30,468

Prepaid benefit costs	630	—	95,008	(6,927)	88,711

Other	8,956	32,424	52,612	(2,955)	91,037

	12,120	107,631	212,086	(9,531)	322,306

Investments in and Advances to Joint Ventures and Subsidiaries	1,374,445	667,961	20,436	(1,365,624)	697,218

Property, Plant and Equipment, at cost	42,928	1,192,544	2,843,708	—	4,079,180

Less — Accumulated depreciation and depletion	14,274	191,267	1,356,842	—	1,562,383

	28,654	1,001,277	1,486,866	—	2,516,797

	$1,434,656	$2,146,113	$1,998,345	$(1,393,247)	$4,185,867

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities

Accounts payable	$6,752	$240,244	$89,329	$(18,432)	$317,893

Notes payable	—	147,822	4,067	(2,192)	149,697

Current portion of long-term debt and capital lease obligations	—	211,486	58,204	—	269,690

Gas inventory equalization	—	12	15,478	—	15,490

Federal income, property and other taxes payable	543	(2,098)	80,931	—	79,376

Deferred gas cost recovery revenues	—	—	29,139	—	29,139

Gas payable	—	13,279	26,998	—	40,277

Customer deposits	24	—	14,900	—	14,924

Interest payable	1,686	17,032	10,355	—	29,073

Other	5,860	5,317	26,886	(29)	38,034

	14,865	633,094	356,287	(20,653)	983,593

Deferred Credits and Other Liabilities

Deferred income taxes	(4,549)	(41,824)	89,549	—	43,176

Unamortized investment tax credit	286	—	31,823	—	32,109

Tax benefits amortizable to customers	—	—	123,444	—	123,444

Deferred swap gains and payables	—	50,014	—	—	50,014

Accrued environmental costs	3,000	—	32,000	—	35,000

Minority interest	—	2,565	16,600	1	19,166

Other	17,063	61,438	43,926	(6,929)	115,498

	15,800	72,193	337,342	(6,928)	418,407

Long-Term Debt, including capital lease obligations	—	781,238	624,014	—	1,405,252

Redeemable Preferred Securities of Subsidiaries	405,428	—	—	—	405,428

Common Shareholders’ Equity

Common stock	789	5	10,300	(10,305)	789

Additional paid-in capital	816,285	697,823	230,399	(928,221)	816,286

Retained earnings	203,777	(26,092)	440,003	(427,140)	190,548

Accumulated other comprehensive loss	—	(12,148)	—	—	(12,148)

Yield enhancement, contract and issuance costs	(22,288)	—	—	—	(22,288)

	998,563	659,588	680,702	(1,365,666)	973,187

	$1,434,656	$2,146,113	$1,998,345	$(1,393,247)	$4,185,867

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATING STATEMENT OF FINANCIAL POSITION (Unaudited)

	MCN			Eliminations
	and Other			and	Consolidated
	Subsidiaries	MCNIC	MichCon	Reclasses	Total

	December 31, 1998

(in Thousands)

ASSETS
Current Assets

Cash and cash equivalents, at cost	$1,400	$9,036	$6,603	$—	$17,039

Accounts receivable	10,039	265,312	151,746	(17,312)	409,785

Less — Allowance for doubtful accounts	84	653	8,928	—	9,665

Accounts receivable, net	9,955	264,659	142,818	(17,312)	400,120

Accrued unbilled revenues	1,121	—	86,767	—	87,888

Gas in inventory	—	90,418	56,969	—	147,387

Property taxes assessed applicable to future periods	214	1,172	71,165	—	72,551

Other	5,143	11,872	30,169	(4,712)	42,472

	17,833	377,157	394,491	(22,024)	767,457

Deferred Charges and Other Assets

Deferred income taxes	3,305	128,807	—	(81,565)	50,547

Investments in debt and equity securities	—	3,548	65,556	601	69,705

Deferred swap losses and receivables	—	63,147	—	—	63,147

Deferred environmental costs	2,604	—	28,169	—	30,773

Prepaid benefit costs	—	—	113,879	(2,104)	111,775

Other	9,401	26,870	59,007	3,662	98,940

	15,310	222,372	266,611	(79,406)	424,887

Investments in and Advances to Joint Ventures and Subsidiaries	1,550,770	782,471	19,343	(1,549,353)	803,231

Property, Plant and Equipment, at cost	48,681	1,103,716	2,889,020	—	4,041,417

Less — Accumulated depreciation and depletion	17,210	229,944	1,396,940	—	1,644,094

	31,471	873,772	1,492,080	—	2,397,323

	$1,615,384	$2,255,772	$2,172,525	$(1,650,783)	$4,392,898

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities

Accounts payable	$4,123	$218,851	$98,891	$(17,516)	$304,349

Notes payable	260,771	137,762	221,169	(851)	618,851

Current portion of long-term debt and capital lease obligations	—	211,433	58,288	—	269,721

Federal income, property and other taxes payable	1,441	6,965	61,059	—	69,465

Deferred gas cost recovery revenues	—	—	14,980	—	14,980

Gas payable	—	17,332	25,337	—	42,669

Customer deposits	22	—	18,769	—	18,791

Interest payable	2,835	16,519	10,960	—	30,314

Other	15,502	8,757	56,262	(2,525)	77,996

	284,694	617,619	565,715	(20,892)	1,447,136

Deferred Credits and Other Liabilities

Deferred income taxes	(10,308)	—	88,567	(78,259)	—

Unamortized investment tax credit	272	—	29,784	—	30,056

Tax benefits amortizable to customers	—	—	130,120	—	130,120

Deferred swap gains and payables	—	62,956	—	—	62,956

Accrued environmental costs	3,000	—	32,000	—	35,000

Minority interest	—	2,697	8,201	—	10,898

Other	10,435	15,741	51,460	(2,197)	75,439

	3,399	81,394	340,132	(80,456)	344,469

Long-Term Debt, including capital lease obligations	—	687,333	619,835	—	1,307,168

Redeemable Preferred Securities of Subsidiaries	502,203	—	—	—	502,203

Common Shareholders’ Equity

Common stock	797	5	10,300	(10,305)	797

Additional paid-in capital	832,966	1,071,390	230,399	(1,301,789)	832,966

Retained earnings (deficit)	13,613	(185,393)	406,144	(237,341)	(2,977)

Accumulated other comprehensive loss	—	(16,576)	—	—	(16,576)

Yield enhancement, contract and issuance costs	(22,288)	—	—	—	(22,288)

	825,088	869,426	646,843	(1,549,435)	791,922

	$1,615,384	$2,255,772	$2,172,525	$(1,650,783)	$4,392,898

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Concluded)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	MCN			Eliminations
	and Other			and	Consolidated
	Subsidiaries	MCNIC	MichCon	Reclasses	Total

(in Thousands)
	Six Months Ended June 30, 1999

Net Cash Flow From Operating Activities	$41,353	$65,837	$222,622	$(38,844)	290,968

Cash Flow From Financing Activities

Notes payable, net	(104,331)	25,124	(192,850)	15	(272,042)

Capital paid to affiliates, net	—	8,993	—	(8,993)	—

Dividends paid	(41,726)	—	(17,500)	17,500	(41,726)

Preferred securities dividends paid	(20,669)	—	—	20,669	—

Issuance of common stock	135,120	—	—	—	135,120

Reacquisition of common stock	(783)	—	—	—	(783)

Issuance of long-term debt			106,535		106,535

Long-term commercial paper and bank borrowings, net	—	92,344	—	—	92,344

Retirement of long-term debt and preferred securities	—	(212,855)	(55,918)	—	(268,773)

Net cash provided from (used for) financing activities	(32,389)	(86,394)	(159,733)	29,191	(249,325)

Cash Flow From Investing Activities

Capital expenditures	(637)	(101,146)	(58,097)	—	(159,880)

Acquisitions	—	(31,153)	—	—	(31,153)

Investment in debt and equity securities	—	(1,952)	—	(645)	(2,597)

Investment in joint ventures and subsidiaries	(9,493)	(39,477)	(14)	8,993	(39,991)

Sale of property and joint venture interests	—	200,387	—	318	200,705

Return of investment in joint ventures	—	1,193	—	—	1,193

Other	200	(7,512)	(558)	987	(6,883)

Net cash provided from (used for) investing activities	(9,930)	20,340	(58,669)	9,653	(38,606)

Net Increase (Decrease) in Cash and Cash Equivalents	(966)	(217)	4,220	—	3,037

Cash and Cash Equivalents, January 1	1,400	9,036	6,603	—	17,039

Cash and Cash Equivalents, June 30	$434	$8,819	$10,823	$—	$20,076

	Six Months Ended June 30, 1998

Net Cash Flow From Operating Activities	$19,014	$(11,058)	$286,618	$(19,354)	$275,220

Cash Flow From Financing Activities

Notes payable, net	—	75,066	(237,624)	886	(161,672)

Capital contributions paid to affiliates, net	—	(136,716)	—	136,716	—

Dividends paid	(41,441)	—	—	—	(41,441)

Preferred securities dividends paid	(18,984)	—	—	18,984	—

Issuance of common stock	10,374	—	—	—	10,374

Issuance of long-term debt	—	307,109	153,052	—	460,161

Long-term commercial paper, net	—	109,643	—	—	109,643

Retirement of long-term debt	(100,365)	(100,826)	(122,263)	—	(323,454)

Other	263	8,243	—	—	8,506

Net cash provided from (used for) financing activities	(150,153)	262,519	(206,835)	156,586	62,117

Cash Flow From Investing Activities

Capital expenditures	(5,164)	(197,988)	(74,503)	—	(277,655)

Acquisitions	—	(36,731)	—	—	(36,731)

Investment in debt and equity securities	—	45,663	(1,422)	—	44,241

Investment in joint ventures and subsidiaries	136,216	(96,161)	12	(136,714)	(96,647)

Sale of property and joint venture interests	—	81,026	—	—	81,026

Return of investment in joint ventures	—	4,801	—	—	4,801

Other	117	(16,276)	1,809	(518)	(14,868)

Net cash provided from (used for) investing activities	131,169	(215,666)	(74,104)	(137,232)	(295,833)

Net Increase (Decrease) in Cash and Cash Equivalents	30	35,795	5,679	—	41,504

Cash and Cash Equivalents, January 1	23	25,119	14,353	—	39,495

Cash and Cash Equivalents, June 30	$53	$60,914	$20,032	$—	$80,999

OTHER INFORMATION

Supplementary Information for Gas and Oil Producing Activities (Unaudited)

In December 1998, MCN accounted for its E&P segment as a discontinued operation as a result of its decision to sell all of its gas and oil properties. In August 1999, MCN announced a significantly revised strategic direction. Consistent with this revised strategy, as well as the result of the lowering of the bid for the Michigan E&P properties, MCN will now retain its natural gas producing properties in Michigan and continue selling its other E&P oil and gas properties. Accordingly, E&P’s operating results have been reclassified from discontinued operations to continuing operations. Refer to “Management’s Discussion and Analysis” and Note 6 to the Consolidated Financial Statements, included herein, for additional information regarding the E&P segment and management’s decision to retain the properties in Michigan. The following information is prepared in accordance with SFAS No. 69, “Disclosures About Oil and Gas Producing Activities” and related Securities and Exchange Commission (SEC) accounting rules. The information, as of or for the years ended December 31, would have been provided in MCN’s 1998 Annual Report on Form 10-K/ A if the E&P segment had not been classified as a discontinued operation.

MCNIC Oil & Gas Company (MOG), an indirect subsidiary of MCN, is engaged in natural gas and oil exploration, development and production. The full cost accounting method prescribed by the SEC is followed for investments in gas and oil properties. Under the full cost method, substantially all acquisition, exploration and development costs are capitalized.

The unit of production method is used for calculating depreciation, depletion and amortization (DD&A) on proved gas and oil properties. The average DD&A expense per thousand cubic feet equivalent was $.82, $.75 and $.70 in 1998, 1997 and 1996, respectively. Costs directly associated with the acquisition and evaluation of unproved gas and oil properties are excluded from the amortization base until the related properties are evaluated. Such unproved properties are assessed periodically, and a provision for impairment is made when appropriate.

Capitalized Costs

	1998	1997

(in Thousands)

Proved Properties	$1,357,413	$1,033,492

Unproved Properties	99,611	265,809

	1,457,024	1,299,301

SEC Ceiling Test Write-downs (Note 2c)	416,977	—

Accumulated Depreciation, Depletion and Amortization	224,795	150,015

Net Capitalized Costs	$815,252	$1,149,286

OTHER INFORMATION (Continued)

Capitalized Costs Excluded From Amortization

Unproved properties held by MCN are excluded from amortization until they have been evaluated. A summary of costs excluded from amortization at December 31, 1998, and the year in which they were incurred, follows:

		Year Costs Incurred

					1995 &
	Total	1998	1997	1996	Prior

(in Thousands)

Acquisition	$43,131	$14,254	$17,119	$9,321	$2,439

Exploration	56,480	13,757	32,655	9,935	132

	$99,611	$28,011	$49,774	$19,256	$2,571

The acquisition amount includes all costs incurred to purchase or lease property with unproved reserves.

Cost Incurred

	1998	1997	1996

(in Thousands)

Acquisition:

Proved properties	$53,377	$35,695	$60,340

Unproved properties	7,498	66,721	136,142

	60,875	102,416	196,482

Exploration	52,948	143,580	65,160

Development	86,607	129,001	120,569

	$200,430	$374,997	$382,211

Results of Operations

	1998	1997	1996

(in Thousands)

Operating Revenues:

Unaffiliated customers	$150,504	$144,041	$94,615

Affiliated customers	56,598	71,787	43,326

	207,102	215,828	137,941

Production Costs	79,245	68,364	48,255

SEC Ceiling Test Write-downs	416,977	—	—

Depreciation, Depletion and Amortization	80,576	73,910	44,469

	576,798	142,274	92,724

Income (Loss) Before Income Taxes	(369,696)	73,554	45,217

Income Taxes:

Income tax provision (benefit)	(129,698)	26,997	16,438

Gas production tax credits	(10,485)	(17,797)	(15,878)

	(140,183)	9,200	560

Results of Operations, Excluding Corporate And Interest Costs	$(229,513)	$64,354	$44,657

Reserve Quantity Information

MCN’s proved reserves are located in the United States. Information on estimated gas and oil reserves that follows was obtained by MOG from the independent petroleum engineering

OTHER INFORMATION (Continued)

consultants Ryder Scott Company, Miller and Lents, Ltd., S.A. Holditch & Associates, Netherland, Sewell & Associates, Inc., and Williamson Petroleum Consultants, Inc.

	1998		1997

	Gas	Oil	Gas	Oil
	(MMcf)	(MBbl)	(MMcf)	(MBbl)

Proved Developed and Undeveloped Reserves:

Beginning of year	1,166,174	25,843	1,137,729	17,214

Revisions of previous estimates	(66,188)	(2,865)	(30,260)	(430)

Extensions and discoveries	59,729	534	165,283	4,435

Production	(82,040)	(2,635)	(78,218)	(3,346)

Sales of minerals in place	(37,661)	(8,389)	(51,465)	(1,019)

Purchases of minerals in place	52,959	499	23,105	8,989

End of year	1,092,973	12,987	1,166,174	25,843

Proved Developed Reserves:

Beginning of year	590,299	12,601	688,995	9,554

End of year	630,130	6,367	590,299	12,601

Standardized Measure of Discounted Future Net Cash Flows

The following presentation of the standardized measure of discounted future net cash flows is intended to be neither a measure of the fair market value of MCN’s gas and oil properties, nor an estimate of the present value of actual future cash flows to be obtained as a result of their development and production. It is based upon subjective estimates of proved reserves only and attributes no value to categories of reserves other than proved reserves, such as probable or possible reserves, or to unproved acreage. Furthermore, as it is based on year-end prices and costs adjusted only for existing contractual arrangements and assumes an arbitrary annual discount rate of 10%, it does not reflect the impact of future price and cost changes. Future income tax expenses were computed by applying statutory tax rates, adjusted for permanent differences and tax credits, to estimated future pre-tax net cash flows.

The standardized measure is intended to provide a better means for comparing the value of MCN’s proved reserves at a given time with those of other gas and oil producing companies than is provided by a simple comparison of raw proved reserve quantities.

	1998	1997	1996

(in Thousands)

Future Revenues	$2,795,786	$3,121,124	$3,867,785

Future Production Costs	984,042	1,155,734	1,322,108

Future Development Costs	264,631	328,739	340,190

Future Net Cash Flows Before Income Taxes	1,547,113	1,636,651	2,205,487

Discount to Present Value at 10%	806,746	812,605	1,139,507

Present Value of Future Net Cash Flows Before Income Taxes	740,367	824,046	1,065,980

Future Income Taxes Discounted at 10%	—	105,371	226,913

Future Tax Credits Discounted at 10%	—	(50,889)	(62,207)

Standardized Measure of Discounted Future Net Cash Flows	$740,367	$769,564	$901,274

Future income taxes and tax credits have been excluded from the 1998 calculation since MOG is in a net operating loss position, and it is more likely than not that these tax benefits would not be realized by MOG on a stand-alone basis. However, MCN files a consolidated federal income tax return, which includes the taxable income or loss of MOG as well as MOG’s tax credits.

OTHER INFORMATION (Concluded)

Accordingly, it is management’s opinion that any tax benefits earned by MOG will be utilized by MCN in its consolidated tax returns.

The principal sources of change in the standardized measure of discounted future net cash flows were as follows:

	1998	1997	1996

(in Thousands)

Beginning of Year	$769,564	$901,274	$521,907

Net changes in sales prices and production costs	(67,085)	(261,154)	126,526

Net change due to revisions in quantity estimates	(59,106)	(26,015)	5,061

Extensions, discoveries, additions and improved recovery, net of related costs	46,739	153,291	200,026

Development costs incurred, previously estimated	86,607	103,201	86,810

Changes in estimated future development costs	(26,573)	(120,219)	(81,069)

Net change in future income taxes	105,371	116,366	(85,616)

Net change in federal tax credits	(41,997)	(17,797)	(15,878)

Sales of reserves in place	(56,924)	(83,985)	—

Purchases of reserves in place	41,525	48,685	193,550

Accretion of discount and other	70,103	103,381	39,643

End of Year	$740,367	$769,564	$901,274

Additional data relating to E&P activities follows:

	1998	1997	1996

Production

Average Gas Sales Price (per Mcf)	$2.04	$1.95	$1.96

Average Oil Sales Price (per Bbl)	$12.58	$16.87	$20.18

Average Production Cost (per Mcf equivalent)	$.81	$.70	$.76

	1998		1997		1996

	Gross	Net	Gross	Net	Gross	Net

Drilling Activity

Working Interest Well Completions:

Exploratory:

Productive	58	26	63	30	63	28

Dry	37	14	39	19	37	15

Total Exploratory	95	40	102	49	100	43

Development:

Productive	536	335	574	354	355	230

Dry	15	6	20	9	12	6

Total Development	551	341	594	363	367	236

Total Working Interest Well Completions	646	381	696	412	467	279

Wells in Process of Drilling at End of Year	77	30	150	92	167	108

	1998		1997		1996

	Gross	Net	Gross	Net	Gross	Net

Producing Wells and Acreage
Producing Wells

United States	3,143	1,782	2,917	1,677	2,890	1,481

Developed Lease Acreage

United States	623,076	352,315	663,767	344,818	519,107	287,964

Undeveloped Lease Acreage

United States	2,693,767	1,148,920	2,592,915	1,239,908	1,701,063	970,873

EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit
Number	Description

12-1	Computation of Ratio of Earnings to Fixed Charges for MCN Energy Group Inc.
12-2	Computation of Ratio of Earnings to Fixed Charges for MCN Investment Corporation
23-1	Consent of Ryder Scott Company
23-2	Consent of Miller and Lents, Ltd.
23-3	Consent of S.A. Holditch & Associates
23-4	Consent of Netherland, Sewell & Associates, Inc.
23-5	Consent of Williamson Petroleum Consultants, Inc.
27-1	Financial Data Schedule — 1999.
27-2	Financial Data Schedule — 1998.

(b)  Reports on Form 8-K

Registrant filed a report on Form 8-K dated August 2, 1999, under Item 5. The contents of the Form 8-K were three press releases issued by MCN on August 2, 1999 outlining its revised strategic direction, the naming of the leadership team to implement the new strategy and the 1999 second quarter earnings release.

MCN announced a significantly revised strategic direction. Key aspects of the new corporate strategy include a regional rather than North American focus, and an emphasis on achieving operational efficiencies and growth through integration of existing businesses rather than building a portfolio of diverse, non-operated energy investments. Consistent with the new strategy, as well as the result of the lowering of the bid for the Michigan Exploration & Production (E&P) properties, MCN will retain its natural gas producing properties in Michigan. At year-end 1998, the E&P segment was classified as discontinued operations in preparation for the sale of the company’s entire E&P business.

Key aspects of the new strategy include reorganizing the MCN family of businesses to include four primary operating segments (Gas Distribution, Midstream & Supply, Energy Marketing and Power) and an investment arm (Energy Holdings). Changes to the leadership team include:

Stephen E. Ewing	President & Chief Operating Officer (COO), MCN Energy Group Inc.
Anne Cooke	President & CEO, MCN Energy Marketing
Steve Kurmas	President & CEO, MCN Midstream & Supply
Joseph Roberts	President & CEO, MCN Power
President & CEO, MCN Energy Holdings

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MCN ENERGY GROUP INC.

Date: August 16, 1999

By:	/s/ GERARD KABZINSKI

Gerard Kabzinski
Vice President and Controller

EXHIBIT INDEX

Exhibit
Number	Description

12-1	Computation of Ratio of Earnings to Fixed Charges for MCN Energy Group Inc.
12-2	Computation of Ratio of Earnings to Fixed Charges for MCN Investment Corporation
23-1	Consent of Ryder Scott Company
23-2	Consent of Miller and Lents, Ltd.
23-3	Consent of S.A. Holditch & Associates
23-4	Consent of Netherland, Sewell & Associates, Inc.
23-5	Consent of Williamson Petroleum Consultants, Inc.
27-1	Financial Data Schedule. — 1999
27-2	Financial Data Schedule. — 1998