Form 10-Q/A
period 1999-06-30
MCN ENERGY GROUP INC
filed 1999-09-21
CIK 837579

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1

(This Amendment No. 1 is filed as a result of the correction of a mathematical computation of the “Computation of Ratio of Earnings to Fixed Charges” in Exhibit 12-1 and 12-2 for the twelve-month periods ended June 30, 1999 and December 31, 1998 as well as the correction of information contained in Part II, Item 5. These Part II amended items represent corrections of the 1995 and prior summary of “Capitalized Costs Excluded From Amortization” and the inclusion of the “Sales, net of production costs” line item as a source of change in the standardized measure of discounted net cash flows since this line item was inadvertently omitted.)

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

INDEX TO FORM 10-Q/A

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

OTHER INFORMATION (Continued)

Capitalized Costs Excluded From Amortization

Unproved properties held by MCN are excluded from amortization until they have been evaluated. A summary of costs excluded from amortization at December 31, 1998, and the year in which they were incurred, follows:

		Year Costs Incurred

					1995 &
	Total	1998	1997	1996	Prior

(in Thousands)

Acquisition	$43,131	$14,254	$17,119	$9,321	$2,437

Exploration	56,480	13,757	32,655	9,935	133

	$99,611	$28,011	$49,774	$19,256	$2,570

The acquisition amount includes all costs incurred to purchase or lease property with unproved reserves.

Cost Incurred

	1998	1997	1996

(in Thousands)

Acquisition:

Proved properties	$53,377	$35,695	$60,340

Unproved properties	7,498	66,721	136,142

	60,875	102,416	196,482

Exploration	52,948	143,580	65,160

Development	86,607	129,001	120,569

	$200,430	$374,997	$382,211

Results of Operations

	1998	1997	1996

(in Thousands)

Operating Revenues:

Unaffiliated customers	$150,504	$144,041	$94,615

Affiliated customers	56,598	71,787	43,326

	207,102	215,828	137,941

Production Costs	79,245	68,364	48,255

SEC Ceiling Test Write-downs	416,977	—	—

Depreciation, Depletion and Amortization	80,576	73,910	44,469

	576,798	142,274	92,724

Income (Loss) Before Income Taxes	(369,696)	73,554	45,217

Income Taxes:

Income tax provision (benefit)	(129,698)	26,997	16,438

Gas production tax credits	(10,485)	(17,797)	(15,878)

	(140,183)	9,200	560

Results of Operations, Excluding Corporate And Interest Costs	$(229,513)	$64,354	$44,657

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

OTHER INFORMATION (Concluded)

Accordingly, it is management’s opinion that any tax benefits earned by MOG will be utilized by MCN in its consolidated tax returns.

The principal sources of change in the standardized measure of discounted future net cash flows were as follows:

	1998	1997	1996

(in Thousands)

Beginning of Year	$769,564	$901,274	$521,907

Net changes in sales prices and production costs	(67,085)	(261,154)	126,526

Net change due to revisions in quantity estimates	(59,106)	(26,015)	5,061

Extensions, discoveries, additions and improved recovery, net of related costs	46,739	153,291	200,026

Development costs incurred, previously estimated	86,607	103,201	86,810

Changes in estimated future development costs	(26,573)	(120,219)	(81,069)

Sales, net of production costs	(127,857)	(147,464)	(89,686)

Net change in future income taxes	105,371	116,366	(85,616)

Net change in federal tax credits	(41,997)	(17,797)	(15,878)

Sales of reserves in place	(56,924)	(83,985)	—

Purchases of reserves in place	41,525	48,685	193,550

Accretion of discount and other	70,103	103,381	39,643

End of Year	$740,367	$769,564	$901,274

Additional data relating to E&P activities follows:

	1998	1997	1996

Production

Average Gas Sales Price (per Mcf)	$2.04	$1.95	$1.96

Average Oil Sales Price (per Bbl)	$12.58	$16.87	$20.18

Average Production Cost (per Mcf equivalent)	$.81	$.70	$.76

	1998		1997		1996

	Gross	Net	Gross	Net	Gross	Net

Drilling Activity

Working Interest Well Completions:

Exploratory:

Productive	58	26	63	30	63	28

Dry	37	14	39	19	37	15

Total Exploratory	95	40	102	49	100	43

Development:

Productive	536	335	574	354	355	230

Dry	15	6	20	9	12	6

Total Development	551	341	594	363	367	236

Total Working Interest Well Completions	646	381	696	412	467	279

Wells in Process of Drilling at End of Year	77	30	150	92	167	108

	1998		1997		1996

	Gross	Net	Gross	Net	Gross	Net

Producing Wells and Acreage
Producing Wells

United States	3,143	1,782	2,917	1,677	2,890	1,481

Developed Lease Acreage

United States	623,076	352,315	663,767	344,818	519,107	287,964

Undeveloped Lease Acreage

United States	2,693,767	1,148,920	2,592,915	1,239,908	1,701,063	970,873

EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit
Number	Description

12-1	Computation of Ratio of Earnings to Fixed Charges for MCN Energy Group Inc.
12-2	Computation of Ratio of Earnings to Fixed Charges for MCN Investment Corporation
23-1	Consent of Ryder Scott Company
23-2	Consent of Miller and Lents, Ltd.
23-3	Consent of S.A. Holditch & Associates
23-4	Consent of Netherland, Sewell & Associates, Inc.
23-5	Consent of Williamson Petroleum Consultants, Inc.
27-1	Financial Data Schedule — 1999.
27-2	Financial Data Schedule — 1998.

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

Date: September 21, 1999

By:	/s/ GERARD KABZINSKI

Gerard Kabzinski
Vice President and Controller

EXHIBIT INDEX

Exhibit
Number	Description

12-1	Computation of Ratio of Earnings to Fixed Charges for MCN Energy Group Inc.
12-2	Computation of Ratio of Earnings to Fixed Charges for MCN Investment Corporation
23-1*	Consent of Ryder Scott Company
23-2*	Consent of Miller and Lents, Ltd.
23-3*	Consent of S.A. Holditch & Associates
23-4*	Consent of Netherland, Sewell & Associates, Inc.
23-5*	Consent of Williamson Petroleum Consultants, Inc.
27-1*	Financial Data Schedule. — 1999
27-2*	Financial Data Schedule. — 1998

*Previously Filed