Form 10-Q
period 1999-09-30
MCN ENERGY GROUP INC
filed 1999-11-12
CIK 837579

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999, or

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

Yes  [X]             No  [   ]

     Number of shares outstanding of each of the registrant’s classes of common stock, as of November 12, 1999:

Common Stock, par value $.01 per share: 85,655,381

MCN ENERGY GROUP INC. MANAGEMENT’S DISCUSSION AND ANALYSIS
MCN ENERGY GROUP INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF FINANCIAL POSITION (Unaudited)
SIGNATURE
EXHIBIT INDEX

INDEX TO FORM 10-Q

For Quarter Ended September 30, 1999

Page
Number

COVER	i

INDEX	ii

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements	22

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	1

PART II — OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K	42

SIGNATURE	43

ii

MCN ENERGY GROUP INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Results of Operations

      Results reflect reduced Diversified Energy and Gas Distribution contributions — MCN had a net loss for the 1999 third quarter of $31.2 million or $.37 per share compared with a net loss of $176.7 million or $2.24 per share in the same 1998 quarter. MCN experienced a net loss in the 1999 nine-and twelve-month periods of $31.9 million or $.39 per share and $7.9 million or $.10 per share, respectively, compared with a net loss of $310.5 million or $3.95 per share and $265.6 million or $3.38 per share for the same 1998 periods. As subsequently discussed, the comparability in earnings was affected by non-recurring items consisting of an accounting change and several unusual charges. The unusual charges include losses on the sale of properties, property write-downs, investment losses and restructuring charges.

	Quarter		9 Months		12 Months

	1999	1998	1999	1998	1999	1998

	(in Millions, Except Per Share Amounts)

Net Income (Loss)

Diversified Energy:

Before unusual charges	$(12.7)	$.2	$(17.8)	$21.6	$(24.6)	$33.9

Unusual charges (Note 3)	(3.8)	(152.4)	(87.2)	(372.9)	(87.2)	(372.9)

	(16.5)	(152.2)	(105.0)	(351.3)	(111.8)	(339.0)

Gas Distribution:

Before unusual charges	(14.7)	(7.8)	76.0	57.5	106.8	90.1

Unusual charges (Note 3e)	—	(16.7)	—	(16.7)	—	(16.7)

	(14.7)	(24.5)	76.0	40.8	106.8	73.4

Total Before Accounting Change:

Before unusual charges	(27.4)	(7.6)	58.2	79.1	82.2	124.0

Unusual charges (Note 3)	(3.8)	(169.1)	(87.2)	(389.6)	(87.2)	(389.6)

	(31.2)	(176.7)	(29.0)	(310.5)	(5.0)	(265.6)

Cumulative Effect of Accounting Change, Net of Taxes (Note 6)	—	—	(2.9)	—	(2.9)	—

	$(31.2)	$(176.7)	$(31.9)	$(310.5)	$(7.9)	$(265.6)

Earnings (Loss) Per Share — Basic and Diluted

Diversified Energy:

Before unusual charges	$(.15)	$—	$(.22)	$.27	$(.30)	$.43

Unusual charges (Note 3)	(.05)	(1.93)	(1.05)	(4.74)	(1.07)	(4.75)

	(.20)	(1.93)	(1.27)	(4.47)	(1.37)	(4.32)

Gas Distribution:

Before unusual charges	(.17)	(.10)	.92	.73	1.31	1.15

Unusual charges (Note 3e)	—	(.21)	—	(.21)	—	(.21)

	(.17)	(.31)	.92	.52	1.31	.94

Total Before Accounting Change:

Before unusual charges	(.32)	(.10)	.70	1.00	1.01	1.58

Unusual charges (Note 3)	(.05)	(2.14)	(1.05)	(4.95)	(1.07)	(4.96)

	(.37)	(2.24)	(.35)	(3.95)	(.06)	(3.38)

Cumulative Effect of Accounting Change (Note 6)	—	—	(.04)	—	(.04)	—

	$(.37)	$(2.24)	$(.39)	$(3.95)	$(.10)	$(3.38)

MANAGEMENT’S DISCUSSION AND ANALYSIS — (Continued)

      Excluding the non-recurring items, MCN had a net loss of $27.4 million for the 1999 quarter and earnings of $58.2 million and $82.2 million for the 1999 nine-and twelve-month periods, respectively, resulting in decreases of $19.8 million, $20.9 million and $41.8 million from the corresponding 1998 periods. The comparisons reflect losses in the Diversified Energy group resulting from the decline in earnings in the Energy Marketing and Exploration & Production (E&P) segments as well as increased financing costs. The 1999 quarter also reflects higher seasonal losses in the Gas Distribution segment. The decline in Diversified Energy’s results in the 1999 nine- and twelve-month periods was partially offset by increased contributions from the Gas Distribution segment resulting from its new gas sales program and the favorable impact of more normal weather. Also affecting the comparability for the nine-and twelve-month periods were gains recorded by the Diversified Energy group in 1998 from the sale of certain assets.

      Restatement — As discussed in Note 5 to the Consolidated Financial Statements included herein and in MCN’s 1998 Annual Report included in the Form 8-K filed with the Securities and Exchange Commission (SEC) on October 15, 1999 (Note 1), MCN conducted a special investigation of prior years’ operations of CoEnergy Trading Company, its non-utility energy marketing subsidiary, subsequent to the issuance of its December 31, 1998 financial statements. As a result of the investigation, MCN identified that its internal control systems had been overridden, and that certain transactions had not been properly accounted for. The accompanying consolidated financial statements for the 1998 periods have been restated from those originally reported to properly account for the transactions identified. The restatements result in a decrease in net loss of $.4 million for the 1998 quarter and an increase in net loss of $3.7 million or $.05 per share and $9.1 million or $.11 per share for the 1998 nine- and twelve-month periods, respectively. The corrections did not have an impact on the liquidity or cash flows of MCN. The financial information contained in Management’s Discussion and Analysis herein has been revised to reflect the impact of such restatement.

      Strategic direction — MCN announced in August 1999 a significantly revised strategic direction that includes: focusing on the Midwest-to-Northeast region rather than on North America; emphasizing operational efficiencies and growth through the integration of existing businesses rather than building a portfolio of diverse, non-operated energy investments; retaining its natural gas producing properties in Michigan while going forward with the sale of its other exploration and production oil and gas properties; and reducing capital investment levels to approximately $500 million in 1999 and to $300 million in 2000.

      Pending merger — MCN and DTE Energy Company (DTE) have signed a definitive merger agreement dated October 4, 1999 under which DTE will acquire all outstanding shares of MCN common stock. The boards of directors of both companies have unanimously approved the merger agreement. The transaction is subject to the approval of the shareholders of both companies, regulatory approvals and other customary merger conditions. The transaction is expected to close in six to nine months from the date of the merger agreement and will be accounted for as a purchase by DTE. The combined company, which will be named DTE Energy Company and headquartered in Detroit, will be the largest electric and gas utility in Michigan. In the 1999 fourth quarter and 2000 first quarter, MCN will record legal, accounting, employee benefit and other expenses associated with the merger. Further information regarding the merger agreement is included in Note 2 to the Consolidated Financial Statements included herein.

      Unusual charges — MCN recorded several unusual charges in the 1999 second and third quarters as well as the 1998 second and third quarters, consisting of losses on the sale of properties, property write-downs, investment losses and restructuring charges (Note 3).

MANAGEMENT’S DISCUSSION AND ANALYSIS — (Continued)

      A discussion of each unusual charge by segment follows:

	Quarter		9 Months		12 Months

	1999	1998	1999	1998	1999	1998

	(in Millions, Except Per Share Amounts)

Unusual Charges

Diversified Energy:

Pipelines & Processing	$—	$(89.5)	$—	$(89.5)	$—	$(89.5)

Electric Power	—	(1.6)	—	(1.6)	—	(1.6)

Exploration & Production	(3.8)	(54.5)	(87.2)	(275.0)	(87.2)	(275.0)

Corporate & Other	—	(6.8)	—	(6.8)	—	(6.8)

	(3.8)	(152.4)	(87.2)	(372.9)	(87.2)	(372.9)

Gas Distribution	—	(16.7)	—	(16.7)	—	(16.7)

	$(3.8)	$(169.1)	$(87.2)	$(389.6)	$(87.2)	$(389.6)

Loss Per Share	$(.05)	$(2.14)	$(1.05)	$(4.95)	$(1.07)	$(4.96)

Pipelines & Processing

      Property Write-Downs: In the third quarter of 1998, MCN recorded a $133.8 million pre-tax ($87.0 million net of taxes) write-off of its coal fines project. The economic viability of the project is dependent on coal briquettes produced from six coal fines plants qualifying for synthetic fuel tax credits and MCN’s ability to utilize or sell such credits. Although the plants were in service by June 30, 1998, the date specified to qualify for the tax credits, operating delays at the plants in the 1998 third quarter significantly increased the possibility that the Internal Revenue Service (IRS) would challenge the project’s eligibility for tax credits. In addition, there was uncertainty as to whether MCN could utilize or sell the credits. These factors led to MCN’s decision to record an impairment loss equal to the carrying value of the plants, reflecting the likely inability to recover such costs. MCN sought to maximize the value of its investment in the coal fines project, and in May 1999 filed a request with the IRS seeking a factual determination that its coal fines plants were in service on June 30, 1998. In September 1999, MCN received favorable determination letters from the IRS ruling that four of the six plants were in service by June 30, 1998 (Note 4a).

      In the third quarter of 1998, MCN also recorded an impairment loss of $3.9 million pre-tax ($2.5 million net of taxes) relating to an acquired out-of-service pipeline in Michigan. MCN reviewed the business alternatives for this asset and determined that its development is unlikely. Accordingly, MCN recorded an impairment loss equal to the carrying value of this asset.

Electric Power

      Restructuring Charge: In the third quarter of 1998, MCN recorded a $2.5 million pre-tax ($1.6 million net of taxes) restructuring charge related to certain international power projects. The charge was incurred as a result of refocusing MCN’s strategic plan, particularly the decision to exit certain international power projects.

Exploration & Production

      Property Write-Downs: In the second quarter of 1999, MCN recognized a $52.0 million pre-tax ($33.8 million net of taxes) write-down of its gas and oil properties under the full cost method of accounting, due primarily to an unfavorable revision in the timing of production of proved gas and oil reserves as well as reduced expectations of sales proceeds on unproved acreage. Under the full cost method of accounting as prescribed by the SEC, MCN’s capitalized exploration and production costs at June 30, 1999 exceeded the

MANAGEMENT’S DISCUSSION AND ANALYSIS — (Continued)

full cost “ceiling,” resulting in the excess being written off to income. The ceiling is the sum of discounted future net cash flows from the production of proved gas and oil reserves, and the lower of cost or estimated fair value of unproved properties, net of related income tax effects.

      In the second and third quarters of 1998, MCN recognized write-downs of its gas and oil properties totaling $333.0 million pre-tax ($216.5 million net of taxes) and $83.9 million pre-tax ($54.5 million net of taxes), respectively. The write-downs were also the result of MCN’s capitalized exploration and production costs exceeding the full cost ceiling.

      Losses on Sale of Properties: In the second quarter of 1999, MCN recognized losses from the sale of its Western and Midcontinent/ Gulf Coast E&P properties totaling $68.8 million pre-tax ($44.7 million net of taxes). In the third quarter of 1999, MCN recognized additional losses relating to the sale of these properties totaling $5.9 million pre-tax ($3.8 million net of taxes).

      Loss on Investment: In the second quarter of 1999, MCN recognized a $7.5 million pre-tax loss ($4.9 million net of taxes) from the write-down of an investment in the common stock of an E&P company. MCN had also recognized a $6.1 million pre-tax loss ($4.0 million net of taxes) from the write-down of this investment during the second quarter of 1998. The losses were due to declines in the fair value of the securities that are not considered temporary. MCN has no carrying value in this investment after the write-downs.

Corporate & Other

      Restructuring Charge: In the third quarter of 1998, MCN recorded a $10.4 million pre-tax ($6.8 million net of taxes) restructuring charge related to the corporate realignment designed to improve operating efficiencies through a more streamlined organizational structure. The realignment included cost saving initiatives expected to reduce future operating expenses.

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

      Loss on Investment: In the third quarter of 1998, MCN also recorded an $8.5 million pre-tax loss ($5.5 million net of taxes) from the write-down of an investment in a Missouri gas distribution company that MCN intends to sell in 2000. The write-down represents the amount by which the carrying value exceeded the estimated fair value of the investment.

     Diversified Energy

      Results reflect reduced Energy Marketing and E&P contributions — The Diversified Energy group had a net loss of $16.5 million for the 1999 third quarter compared to a net loss of $152.2 million for the same 1998 period. Diversified Energy had net losses of $105.0 million and $111.8 million in the 1999 nine- and twelve-month periods, respectively, compared to losses of $351.3 million and $339.0 million in the corresponding 1998 periods. As previously discussed, results for all 1999 and 1998 periods were impacted by the unusual charges. Excluding the unusual charges, Diversified Energy had losses of $12.7 million, $17.8 million and $24.6 million for the 1999 quarter, nine-and twelve-month periods, respectively, compared to earnings of $.2 million, $21.6 million and $33.9 million for the same 1998 periods. The results for all 1999 periods reflect losses from the Energy Marketing segment due to higher gas costs. Additionally, all 1999 periods reflect the impact of lower E&P gas and oil production on operating and joint venture income as well as higher financing costs. The earnings comparisons for the nine- and twelve-month periods were also affected by gains recorded in 1998 from the sale of certain assets. Additionally, Diversified Energy’s results for the 1999 nine- and

MANAGEMENT’S DISCUSSION AND ANALYSIS — (Continued)

twelve-month periods reflect the impact of lower methanol prices and methanol production on the Pipelines & Processing segment.

	Quarter		9 Months		12 Months

	1999	1998	1999	1998	1999	1998

	(in Millions)

Diversified Energy Operations

Operating Revenues*	$335.5	$228.9	$927.0	$734.0	$1,185.8	$1,039.3

Operating Expenses*

Property write-downs and restructuring charges (Note 3)	—	234.5	52.0	567.5	52.0	567.5

Other	347.9	227.5	929.6	721.4	1,198.0	1,018.2

	347.9	462.0	981.6	1,288.9	1,250.0	1,585.7

Operating Loss	(12.4)	(233.1)	(54.6)	(554.9)	(64.2)	(546.4)

Equity in Earnings of Joint Ventures	15.0	17.9	38.5	46.1	53.8	59.2

Other Income & (Deductions)*

Interest income	1.1	.9	3.1	5.3	3.0	7.4

Interest expense	(14.4)	(16.4)	(46.6)	(38.1)	(62.8)	(43.5)

Dividends on preferred securities of subsidiaries	(10.3)	(8.2)	(31.0)	(27.2)	(40.2)	(37.0)

Loss on sale of E&P properties (Note 3c)	(5.9)	—	(74.7)	—	(74.7)	—

Loss on E&P investment (Note 3c)	—	—	(7.5)	(6.1)	(7.5)	(6.1)

Other	3.8	(.1)	13.8	13.1	20.9	16.0

	(25.7)	(23.8)	(142.9)	(53.0)	(161.3)	(63.2)

Loss Before Income Taxes	(23.1)	(239.0)	(159.0)	(561.8)	(171.7)	(550.4)

Income Taxes

Current and deferred benefit	(6.6)	(84.3)	(54.0)	(199.5)	(59.9)	(195.8)

Federal tax credits	—	(2.5)	—	(11.0)	—	(15.6)

	(6.6)	(86.8)	(54.0)	(210.5)	(59.9)	(211.4)

Net Income (Loss)

Before unusual charges	(12.7)	.2	(17.8)	21.6	(24.6)	33.9

Unusual charges (Note 3)	(3.8)	(152.4)	(87.2)	(372.9)	(87.2)	(372.9)

	$(16.5)	$(152.2)	$(105.0)	$(351.3)	$(111.8)	$(339.0)

*	Includes intercompany transactions

Operating and Joint Venture Income

      Operating and joint venture results for the 1999 quarter, nine- and twelve-month periods (excluding the unusual charges) decreased from the comparable 1998 periods by $16.7 million, $22.8 million and $38.7 million, respectively. Results for all 1999 periods reflect reduced contributions from the Energy Marketing, E&P and Electric Power segments. Pipelines & Processing results improved in the 1999 quarter,

MANAGEMENT’S DISCUSSION AND ANALYSIS — (Continued)

but declined in the 1999 nine- and twelve-month periods. Additionally, lower Corporate & Other expenses in the 1999 nine- and twelve-month periods favorably impacted operating and joint venture income.

	Quarter		9 Months		12 Months

	1999	1998	1999	1998	1999	1998

Operating and Joint Venture Income (Loss)

Before Unusual Charges:

Pipelines & Processing	$4.1	$3.5	$13.7	$19.1	$16.0	$27.1

Electric Power	6.6	8.6	18.0	21.0	23.0	25.8

Energy Marketing	(8.8)	.4	(6.0)	.7	(10.2)	(1.5)

Exploration & Production	1.8	6.5	10.0	23.4	15.6	34.5

Corporate & Other	(1.1)	.3	.2	(5.5)	(2.8)	(5.6)

	2.6	19.3	35.9	58.7	41.6	80.3

Unusual Charges (Note 3)	—	(234.5)	(52.0)	(567.5)	(52.0)	(567.5)

	$2.6	$(215.2)	$(16.1)	$(508.8)	$(10.4)	$(487.2)

      Pipelines & Processing operating and joint venture results (excluding the write-offs) increased $.6 million for the 1999 quarter, and decreased $5.4 million and $11.1 million for the 1999 nine- and twelve-month periods, respectively. All 1999 periods reflect start-up expenditures associated with new projects and a decline in the “allowance for funds used during construction” (AFUDC) associated with MCN’s 16%-owned Portland Natural Gas Transmission System, as it was placed in service in the first quarter of 1999. The 1999 nine- and twelve-month periods also reflect reduced earnings from MCN’s 25%-owned methanol production business resulting from lower methanol margins as well as lower methanol volumes produced. Earnings from the methanol production business benefited from strong methanol prices during 1997 and early 1998, but prices and margins have since weakened. Pipelines & Processing’s average methanol sales prices declined 9% for the 1999 nine-month period and 23% for the 1999 twelve-month period. Methanol production declined 5.0 million gallons for the 1999 nine-month period and 5.2 million gallons for the 1999 twelve-month period due primarily to the shutdown of the methanol plant for scheduled maintenance in March 1999. Additionally, Pipelines & Processing results for the 1998 periods were impacted by operating losses related to the start-up of the coal fines plants (Note 3a).

      Pipelines & Processing operating and joint venture income was also affected by an increase in transportation volumes for all 1999 periods due to new gas gathering ventures and the expansion of existing pipeline projects. Volumes transported increased for the 1999 quarter, nine- and twelve-month periods by 7.1 billion cubic feet (Bcf), 24.1 Bcf and 35.0 Bcf, respectively. Pipelines & Processing results were also impacted in all 1999 periods by an increase in gas processed to remove natural gas liquids (NGLs). Gas processed to remove NGLs increased 11.0 Bcf, 20.0 Bcf and 23.2 Bcf in the 1999 quarter, nine- and twelve-month periods, respectively, reflecting volumes associated with the acquisition and development of additional processing facilities. Pipelines & Processing operations include variations in the level of gas processed to remove carbon dioxide (CO2). The volume of CO2 gas treated decreased .3 Bcf in the 1999 quarter, and increased 2.0 Bcf and 6.7 Bcf in the 1999 nine- and twelve-month periods, respectively. However, earnings were not significantly affected by these variations, since under the terms of Pipelines & Processing’s CO2 processing contracts, revenues are not volume sensitive.

      In November 1999, MCN reached an agreement to sell four of its coal fines plants to DTE in an arms-length transaction that is independent of the pending merger (Note 4b). The sales price will depend on total production performance of the four plants. DTE will initially make a $45 million payment that will be adjusted up to $152 million or down to zero based on the results of a 36-month production test period. The sale is expected to be finalized in December 1999. Beginning in 2001, Pipelines & Processing results are expected to

MANAGEMENT’S DISCUSSION AND ANALYSIS — (Continued)

be favorably affected by the recording of gains from the sale of the plants as increasing production levels are achieved.

	Quarter		9 Months		12 Months

	1999	1998	1999	1998	1999	1998

Pipelines & Processing Statistics*

Methanol Produced (Million Gallons)	15.7	15.2	40.6	45.6	55.4	60.6

Transportation (Bcf)	52.4	45.3	153.5	129.4	199.5	164.5

Gas Processed (Bcf):

Carbon Dioxide Treatment	12.4	12.7	38.2	36.2	50.9	44.2

Natural Gas Liquids Removal	22.6	11.6	54.1	34.1	65.1	41.9

	35.0	24.3	92.3	70.3	116.0	86.1

*	Includes MCN’s share of joint ventures

      Pipelines & Processing has also recorded earnings from certain joint venture investments where it is allocated income based on its share of the ventures’ earnings but not less than a predetermined fixed amount. Joint venture income recorded from these investments through September 1999 was based on the fixed amount. Under the joint venture agreements, the fixed amount will be lowered or eliminated in 2000.

      Pipelines & Processing has a 75% interest in an asphalt manufacturing partnership that recently completed construction of a plant designed to produce up to 100,000 tons of high-quality asphalt annually. Currently, the plant is experiencing difficulties in producing economical quantities of asphalt, and MCN is aggressively working to resolve the issues.

      In 1998, MCN advanced approximately $18 million to a developer of a fertilizer project in the United Arab Emirates. The advance was structured as an interest-bearing loan with the possibility of being converted into an equity investment in the project. The advance, which was due in September 1999, is being extended for an additional year. The project is being developed more slowly than initially anticipated, and MCN’s continuing role in the project is under negotiation.

      Electric Power operating and joint venture results (excluding the restructuring charges) decreased by $2.0 million, $3.0 million and $2.8 million in the 1999 quarter, nine- and twelve-month periods, respectively. Results for all 1999 periods were unfavorably affected by higher start-up expenditures associated with new ventures as well as reduced contributions from MCN’s international power investments, specifically the Torrent Power Limited (TPL) venture. In August 1999, MCN completed the sale of its 40% interest in TPL for approximately $130 million, resulting in a small gain. TPL holds minority interests in electric distribution companies and power generation facilities in the state of Gujarat, India. Earnings from TPL for 1999 were deferred due to the pending sale. Additionally, the nine- and twelve-month periods comparison was impacted by an uncollectible expense provision recorded in the second quarter of 1999 associated with a customer in bankruptcy as well as reduced contributions from the 30 megawatt (MW) Ada cogeneration facility, reflecting the sale of a 50% interest in the project in the first quarter of 1998.

      Electric Power’s earnings comparison for the nine- and twelve-month periods also was impacted by increased contributions from the 1,370 MW Midland Cogeneration Venture (MCV) facility, reflecting an increase in MCN’s interest in the MCV partnership from 18% to 23% in June 1998. Earnings from the MCV partnership for the 1999 nine- and twelve-month periods include a favorable $2.1 million pre-tax adjustment for the resolution of a number of contract issues with the electricity purchaser. Also contributing favorably to

MANAGEMENT’S DISCUSSION AND ANALYSIS — (Continued)

the 1999 results were higher earnings from MCN’s 50%-owned, 123 MW Michigan Power cogeneration facility due to higher electricity capacity payments received under its long-term power purchase agreement.

	Quarter		9 Months		12 Months

	1999	1998	1999	1998	1999	1998

	(Thousands of MW hours)*

Electric Power

Electricity Sales — Domestic	692.3	651.5	2,084.2	1,855.4	2,745.4	2,498.0

Electricity Sales — International	—	336.5	—	874.2	414.2	874.4

	692.3	988.0	2,084.2	2,729.6	3,159.6	3,372.4

*	Includes MCN’s share of joint ventures

      Energy Marketing operating and joint venture results decreased $9.2 million, $6.7 million and $8.7 million for the 1999 quarter, nine- and twelve-month periods, respectively. The 1999 periods reflect the accounting effect of anticipated temporary high gas prices on gas in inventory and cost of gas sold. During the third quarter of each year, Energy Marketing normally increases gas in inventory and depletes such inventories in the colder fourth and first quarters of the year when gas demand and gas prices typically are at their highest. In anticipation that third quarter inventory injections will be withdrawn prior to year-end, Energy Marketing prices the gas inventory injections at the estimated average purchase rate for the calendar year. For the 1999 third quarter, the actual average purchase rate incurred exceeded the estimated average purchase rate for the year. This resulted in a higher cost of gas sold in the 1999 third quarter, the impact of which is expected to reverse in the 1999 fourth quarter.

      Results for all 1999 periods were also impacted by higher costs for natural gas transportation and storage capacity. The Washington 10 storage project, for which MCN markets 100% of the 42 Bcf of storage capacity, was completed and placed into operation in July 1999. Completion of the storage field in time for the 1999-2000 winter heating season enhances Energy Marketing’s ability to offer a reliable gas supply during peak winter months.

	Quarter		9 Months		12 Months

	1999	1998	1999	1998	1999	1998

	(Bcf)*

Energy Marketing

Gas Sales	140.5	114.5	423.1	333.0	544.7	435.8

Exchange Gas Deliveries	—	—	5.6	6.8	9.9	11.9

	140.5	114.5	428.7	339.8	554.6	447.7

*	Includes MCN’s share of joint ventures

      The impact of the higher cost of gas sold as previously discussed, as well as the higher costs for gas transportation and storage capacity more than offset the improved margins resulting from an increase in total gas sales and exchange deliveries. Gas sales and exchange deliveries in total increased 26.0 Bcf, 88.9 Bcf and 106.9 Bcf during the 1999 quarter, nine- and twelve-month periods, respectively. The increase in gas sales is due in part to the April 1999 acquisition of existing marketing operations that significantly increased Energy Marketing’s level of sales to large commercial and industrial customers in the Midwest. The comparisons of earnings for the nine- and twelve-month periods were also affected by losses recorded in 1998 associated with trading activities (Note 5) as well as higher 1999 uncollectible expenses and costs associated with the June 1999 dissolution of the DTE-CoEnergy joint venture.

      Exploration & Production operating and joint venture results (excluding the unusual charges) decreased by $4.7 million, $13.4 million and $18.9 million for the 1999 quarter, nine- and twelve-month periods, respectively. These results reflect a decline in overall gas and oil production of 10.1 billion cubic feet

MANAGEMENT’S DISCUSSION AND ANALYSIS — (Continued)

equivalent (Bcfe) in the 1999 quarter, 21.0 Bcfe in the 1999 nine-month period and 25.0 Bcfe in the 1999 twelve-month period. The decrease in gas and oil production is due primarily to the sale of MCN’s Western and Midcontinent/ Gulf Coast E&P properties recorded in the second quarter of 1999. Gas and oil production in future periods will also be lower due to the expected sale of other non-Michigan E&P properties by mid-2000.

      E&P results for all 1999 periods were also impacted by an increase in production-related expenses and variations in gas and oil sales prices. Production expenses increased per thousand cubic feet (Mcf) equivalent by $.22, $.12 and $.09 for the 1999 quarter, nine- and twelve-month periods, respectively, reflecting the higher costs of operating the E&P properties retained. Gas prices increased by $.17 per Mcf in the 1999 third quarter, by $.16 per Mcf in the current nine-month period and by $.13 per Mcf in the 1999 twelve-month period. Oil prices increased by $1.44 per barrel (Bbl) in the 1999 quarter, but declined by $.61 per Bbl and $1.82 per Bbl in the current nine-and twelve-month periods, respectively. The impact of fluctuations in natural gas and oil sales prices on E&P operating and joint venture income was mitigated by hedging with swap and futures agreements, as discussed in the “Risk Management Strategy” section that follows.

	Quarter		9 Months		12 Months

	1999	1998	1999	1998	1999	1998

Exploration & Production Statistics

Gas Production (Bcf)	12.9	21.3	48.1	62.4	67.8	83.0

Oil Production (million Bbl)	.2	.5	1.0	2.1	1.5	3.1

Gas and Oil Production (Bcf equivalent)	14.2	24.3	54.2	75.2	76.9	101.9

Average Gas Selling Price (per Mcf)	$2.59	$2.03	$2.15	$2.07	$2.13	$2.23

Effect of Hedging (per Mcf)	(.37)	.02	.05	(.03)	.02	(.21)

Overall Average Gas Sales Price (per Mcf)	$2.22	$2.05	$2.20	$2.04	$2.15	$2.02

Average Oil Sales Price (per Bbl)	$13.20	$10.64	$11.77	$11.55	$11.27	$12.99

Effect of Hedging (per Bbl)	—	1.12	.45	1.28	.72	.82

Overall Average Oil Sales Price (per Bbl)	$13.20	$11.76	$12.22	$12.83	$11.99	$13.81

      Risk management strategy — MCN manages commodity price risk by utilizing futures, options and swap contracts to more fully balance its portfolio of gas and oil supply and sales agreements. In late 1998, MCN began entering into offsetting positions for existing hedges of gas and oil production from properties that have been or were expected to be sold in 1999. MCN’s risk management strategy has been revised to reflect the change in its business that will result from its new strategic direction as previously discussed. Additionally, as a result of the special investigation, MCN is taking additional steps to ensure compliance with risk management policies that are periodically reviewed by the Board of Directors.

      Corporate & Other operating and joint venture results (excluding the restructuring charges) declined $1.4 million in the 1999 quarter, and improved $5.7 million and $2.8 million for the 1999 nine- and twelve-month periods, respectively. The variations primarily reflect adjustments that reduced or eliminated accruals for employee incentive awards based on MCN’s operating or stock price performance.

Other Income and Deductions

      Other income and deductions for the 1999 quarter, nine- and twelve-month periods reflect unfavorable changes of $1.9 million, $89.9 and $98.1 million, respectively. The comparability of other income and deductions for all periods is affected by unusual charges consisting of losses from the sale of E&P properties and the write-down of an E&P investment. Other income and deductions for the 1999 nine- and twelve-month periods reflect higher interest and preferred dividend expense due to an increase in debt and preferred securities required to finance capital investments in the Diversified Energy group. The 1999 nine- and

MANAGEMENT’S DISCUSSION AND ANALYSIS — (Continued)

twelve-month periods include lower interest income due to the collection in March 1998 of a $46 million advance made to a Philippine independent power producer.

      Other income in the 1999 nine- and twelve-month periods includes a $3.1 million pre-tax gain recorded in the 1999 second quarter from the sale of a pipeline facility. Other income in the 1998 nine- and twelve-month periods includes $9.9 million of pre-tax gains recorded in the 1998 first quarter from the sale of certain gas sales contracts and a 50% interest in the 30 MW Ada cogeneration facility. Other income for the 1998 twelve-month period includes a $3.2 million pre-tax gain from the December 1997 sale of Diversified Energy’s 25% interest in a gas storage project.

      Additionally, other income in all 1999 periods include income from a third quarter 1998 tax credit sale transaction, whereby MCN records income from such sale as the credits are generated by the purchaser. MCN recorded pre-tax income of $3.3 million, $9.4 million and $13.6 million in the 1999 quarter, nine- and twelve-month periods, respectively, from such sale.

Income Taxes

      The variations in income taxes for all 1999 periods reflect fluctuations in pre-tax results. Income tax comparisons were also affected by tax credits and stock-related tax benefits recorded in 1998, as well as the generation of foreign income in 1998 that was not subject to U.S. or foreign tax provisions. Gas production tax credits have not been recorded in the 1999 periods as a result of the 1998 tax credit sale transaction and MCN’s current net operating loss tax position.

Outlook

      MCN’s new strategic direction emphasizes achieving operational efficiencies and growth through integration of existing businesses. MCN will continue pursuing new pipeline, electric power and energy marketing ventures, with an emphasis on operating projects that enhance MCN businesses within the Midwest-to-Northeast corridor.

      To achieve the operating efficiencies expected from the new strategic direction, MCN is working to reorganize its Diversified Energy group into the segments detailed below:

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

MANAGEMENT’S DISCUSSION AND ANALYSIS — (Continued)

     Gas Distribution

      Results reflect seasonal loss and higher operating costs  — Gas Distribution had a net loss of $14.7 million for the 1999 third quarter compared to a net loss of $24.5 million from the same 1998 period. The Gas Distribution segment typically records third quarter losses due to seasonally lower demand for natural gas during the summer months. Gas Distribution had earnings of $76.0 million and $106.8 million for the 1999 nine- and twelve-month periods, respectively, resulting in increases of $35.2 million and $33.4 million from the comparable 1998 periods. Earnings in all three 1998 periods were unfavorably affected by $16.7 million of unusual charges as previously discussed. Excluding the unusual charges, Gas Distribution’s earnings declined by $6.9 million for the 1999 quarter, and improved by $18.5 million and $16.7 million in the 1999 nine- and twelve-month periods, respectively. The 1999 quarter reflects higher operating costs. The earnings improvements for the 1999 nine- and twelve-month periods reflect contributions from the new gas sales program as subsequently discussed. Additionally, all 1999 periods reflect the impact of more favorable weather.

	Quarter		9 Months		12 Months

	1999	1998	1999	1998	1999	1998

	(in Millions)

Gas Distribution Operations
Operating Revenues*

Gas sales	$74.9	$80.2	$653.5	$579.1	$913.3	$929.7

End user transportation	22.4	16.7	72.6	60.0	94.9	83.1

Intermediate transportation	14.2	14.5	42.8	48.4	57.6	62.6

Other	17.9	12.7	62.7	47.2	82.9	62.3

	129.4	124.1	831.6	734.7	1,148.7	1,137.7

Cost of Sales	33.2	32.1	354.6	311.6	505.1	533.0

Gross Margin	96.2	92.0	477.0	423.1	643.6	604.7

Other Operating Expenses*

Operation and maintenance	65.3	58.3	203.5	184.2	275.9	260.3

Depreciation, depletion and amortization	24.4	23.2	74.4	69.5	98.7	95.2

Property and other taxes	12.3	12.2	43.8	43.7	56.0	58.1

Property write-down (Note 3e)	—	24.8	—	24.8	—	24.8

	102.0	118.5	321.7	322.2	430.6	438.4

Operating Income (Loss)	(5.8)	(26.5)	155.3	100.9	213.0	166.3

Equity in Earnings of Joint Ventures	.4	.1	1.5	.5	1.9	.9

Other Income and (Deductions)*

Interest income	.9	1.6	2.7	3.6	4.8	4.6

Interest expense	(13.8)	(13.1)	(40.3)	(41.1)	(56.7)	(55.6)

Investment loss (Note 3e)	—	(8.5)	—	(8.5)	—	(8.5)

Minority interest	(.3)	7.1	(.8)	5.9	(1.0)	5.5

Other	(.8)	.5	(.7)	1.1	(2.1)	.9

	(14.0)	(12.4)	(39.1)	(39.0)	(55.0)	(53.1)

Income (Loss) Before Income Taxes	(19.4)	(38.8)	117.7	62.4	159.9	114.1

Income Taxes	(4.7)	(14.3)	41.7	21.6	53.1	40.7

Net Income (Loss)

Before unusual charges	(14.7)	(7.8)	76.0	57.5	106.8	90.1

Unusual charges (Note 3e)	—	(16.7)	—	(16.7)	—	(16.7)

	$(14.7)	$(24.5)	$76.0	$40.8	$106.8	$73.4

*  Includes intercompany transactions

MANAGEMENT’S DISCUSSION AND ANALYSIS — (Continued)

Gross Margin

      Gross margin (operating revenues less cost of sales) increased $4.2 million, $53.9 million and $38.9 million in the 1999 quarter, nine- and twelve-month periods, respectively. The increase is due primarily to margins generated under Michigan Consolidated Gas Company’s (MichCon) new three-year gas sales program, which is part of its Regulatory Reform Plan (Note 7a). Under the gas sales program that began in January 1999, MichCon’s gas sales rates include a gas commodity component that is fixed at $2.95 per Mcf. As part of its gas acquisition strategy, MichCon has entered into fixed-price contracts at costs below $2.95 per Mcf for a substantial portion of its expected gas supply requirements through 2001. This strategy is likely to continue producing favorable margins in each of the three years.

      Gross margins for all three 1999 periods also reflect higher gas sales resulting from more normal weather, especially the 1999 nine-month period that was 13.1% colder than the same 1998 period. Additionally, gross margins for all 1999 periods reflect revenues from the continued growth in other gas-related services as well as revenues and cost of sales associated with three heating and cooling firms acquired in October 1998.

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

	Quarter		9 Months		12 Months

	1999	1998	1999	1998	1999	1998

Effect of Weather on Gas Markets and Earnings

Percent Warmer Than Normal	N/M	N/M	(8.5)%	(21.6)%	(10.7)%	(14.5)%

Decrease From Normal in:

Gas Markets (Bcf)	(.7)	(1.5)	(11.1)	(26.7)	(24.6)	(27.4)

Net Income (Millions)	$(.7)	$(1.1)	$(11.0)	$(23.1)	$(23.2)	$(23.7)

Diluted Earnings Per Share	$(.01)	$(.01)	$(.13)	$(.29)	$(.28)	$(.30)

N/M — not meaningful

      Gas sales and end user transportation revenues in total increased by $.4 million and $87.0 million for the 1999 quarter and nine-month period, respectively, and decreased by $4.6 million for the 1999 twelve-month period. Revenues were affected by fluctuations in gas sales and end user transportation deliveries that increased in total by 1.9 Bcf, 14.6 Bcf and 3.0 Bcf in the current quarter, nine- and twelve-month periods, respectively. The higher gas sales and end user transportation deliveries were due primarily to weather, which was colder in all the 1999 periods compared to the corresponding 1998 periods.

      Revenues were also impacted by variations in the cost of the gas commodity component of gas sales rates. As previously discussed, this gas commodity component was fixed under MichCon’s new gas sales program at $2.95 per Mcf beginning in January 1999. Prior to 1999, MichCon’s sales rates were set to recover all of its reasonably and prudently incurred gas costs. The gas commodity component of MichCon’s sales rate increased

MANAGEMENT’S DISCUSSION AND ANALYSIS — (Continued)

$.58 per Mcf (24%) and $.23 per Mcf (8%) for the 1999 quarter and nine-month period, respectively, and decreased $.08 per Mcf (3%) for the 1999 twelve-month period.

	Quarter		9 Months		12 Months

	1999	1998	1999	1998	1999	1998

	(Bcf)

Gas Distribution Markets

Gas Sales	10.6	12.8	127.3	117.5	182.0	182.6

End User Transportation	32.7	28.6	107.0	102.2	145.1	141.5

	43.3	41.4	234.3	219.7	327.1	324.1

Intermediate Transportation*	128.3	133.9	390.8	430.8	497.5	570.2

	171.6	175.3	625.1	650.5	824.6	894.3

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

      Intermediate transportation revenues decreased $.3 million, $5.6 million and $5.0 million in the 1999 quarter, nine- and twelve-month periods, respectively. Intermediate transportation revenues reflect lower off-system volumes of 5.6 Bcf, 40.0 Bcf and 72.7 Bcf in the 1999 quarter, nine- and twelve-month periods, respectively. A significant portion of the volume decrease was for customers who pay a fixed fee for intermediate transportation capacity regardless of actual usage. Although volumes associated with these fixed-fee customers may vary, the related revenues are not affected. The decrease for all 1999 periods is due to customers shifting volumes from a higher rate to a lower rate transportation route. The decrease in intermediate transportation revenues for the 1999 nine- and twelve-month periods is also due in part to an adjustment in 1998 of revenues related to fees generated from tracking the transfer of gas title on MichCon’s transportation system.

      Other operating revenues increased $5.2 million, $15.5 million and $20.6 million in the 1999 quarter, nine- and twelve-month periods, respectively. The improvements are due to an increase in facility development and appliance maintenance services, late payment fees and other gas-related services. Additionally, all 1999 periods reflect revenues from the acquisition of three heating and cooling firms in October 1998.

Cost of Sales

      Cost of sales is affected by variations in gas sales volumes and the cost of purchased gas as well as related transportation costs. Under the Gas Cost Recovery (GCR) mechanism that was in effect through December 1998 (Note 7b), MichCon’s sales rates were set to recover all of its reasonably and prudently incurred gas costs. Therefore, fluctuations in cost of gas sold had little effect on gross margins. Under MichCon’s new gas sales program, the gas commodity component of its sales rates is fixed. Accordingly, beginning in January 1999, changes in cost of gas sold directly impact gross margins and earnings.

      Cost of sales increased $1.1 million and $43.0 million in the 1999 quarter and nine-month periods, respectively, and decreased $27.9 million in the 1999 twelve-month period. Cost of sales for all 1999 periods

MANAGEMENT’S DISCUSSION AND ANALYSIS — (Continued)

was affected by a reduction in gas sales volumes as a result of customers who have chosen to purchase their gas from other suppliers under MichCon’s customer choice program. As previously discussed, MichCon maintains its previously existing sales margins on these services by continuing to transport and deliver the gas to the customers’ premises.

      The increase in the current nine-month period was due primarily to higher weather-driven sales volumes. Cost of sales was also impacted by average prices paid for gas, which increased $.42 per Mcf (18%) in the current quarter and decreased $.25 per Mcf (8%) in the current twelve-month period. Prices paid for gas sold in the 1999 nine-month period were flat compared to the same 1998 period. Additionally, all 1999 periods reflect cost of sales associated with the operations of the three heating and cooling firms acquired in October 1998.

Other Operating Expenses

      Operation and maintenance expenses increased $7.0 million, $19.3 million and $15.6 million in the 1999 quarter, nine- and twelve-month periods, respectively. The increase in the 1999 quarter and nine-month period is due to higher employee benefit costs. The increase in all 1999 periods also reflects additional computer system support costs associated with MichCon’s new customer information system as well as advertising costs associated with MichCon’s new gas sales program. The 1998 nine- and twelve-month periods benefited from an interstate pipeline company refund.

      Depreciation and depletion increased $1.2 million, $4.9 million and $3.5 million in the 1999 quarter, nine- and twelve-month periods, respectively. Depreciation on higher plant balances impacted all 1999 periods. The increase in all 1999 periods was tempered by the effect of lower depreciation rates for MichCon’s utility property, plant and equipment that became effective in January 1998.

      Property and other taxes decreased $2.1 million in the 1999 twelve-month period. The improvement is attributable to lower Michigan Single Business Taxes resulting from an increase in capital acquisition deductions.

      Property write-down of $24.8 million in the 1998 periods represents the impairment of a Michigan gas gathering system (Note 3e).

Equity in Earnings of Joint Ventures

      Equity in earnings of joint ventures increased $.3 million in the 1999 quarter, and $1.0 million in the 1999 nine-and twelve-month periods. The comparability is affected by losses recorded in the 1998 periods from Gas Distribution’s 47.5% interest in a Missouri gas distribution company. The investment was written down to fair value in the third quarter of 1998, and no additional losses have since been recorded as a result of the intended sale of the investment in 2000.

Other Income and Deductions

      Other income and deductions changed unfavorably by $1.6 million, $.1 million and $1.9 million in the 1999 quarter, nine- and twelve-month periods, respectively. The 1998 nine- and twelve-month periods were impacted by gains from the sale of property. The 1999 quarter and twelve-month periods include slightly higher interest costs. Other income and deductions in all 1998 periods also reflect an unusual charge to write down the investment in a small natural gas distribution company located in Missouri (Note 3e). Also impacting other income and deductions in all 1998 periods was a change in minority interest reflecting the joint venture partners’ share of the write-down of the Michigan gas gathering properties (Note 3e).

Income Taxes

      Income taxes increased $9.6 million, $20.1 million and $12.4 million in the 1999 quarter, nine- and twelve-month periods, respectively, reflecting an increase in pre-tax earnings. The increase for all 1999 periods

MANAGEMENT’S DISCUSSION AND ANALYSIS — (Continued)

is also due to the flow-through effect of certain book-to-tax temporary differences. Additionally, income tax comparisons for the 1999 nine- and twelve-month periods were affected by the favorable resolution of prior years’ tax issues.

Outlook

      Gas Distribution’s strategy is to aggressively expand its role as the preferred provider of natural gas and high-value energy services within Michigan. Accordingly, Gas Distribution’s objectives are to increase revenues and control costs in order to deliver strong shareholder returns and provide customers with high-quality service at competitive prices.

      Gas Distribution has begun and plans to continue capitalizing on opportunities resulting from the gas industry restructuring. MichCon is currently implementing its Regulatory Reform Plan, which includes a comprehensive experimental three-year customer choice program designed to offer all sales customers added choices and greater price certainty. The customer choice program began in April 1999, with approximately 70,000 customers choosing to purchase natural gas from suppliers other than MichCon. Plan years begin April 1 of each year, and the number of customers allowed to participate in the plan is limited to 75,000 in 1999, 150,000 in 2000 and 225,000 in 2001. There is also a volume limitation on commercial and industrial participants of 10 Bcf in 1999, 20 Bcf in 2000 and 30 Bcf in 2001. MichCon continues to transport and deliver the gas to the customers’ premises at prices that maintain its previously existing sales margins on these services.

      The Plan also suspended the GCR mechanism for customers who continue to purchase gas from MichCon and fixed the gas commodity component of MichCon’s sales rates at $2.95 per Mcf for the three-year period that began in January 1999. The suspension of the GCR mechanism allows MichCon to profit from its ability to purchase gas at less than $2.95 per Mcf. As part of its gas acquisition strategy, MichCon has entered into fixed-price contracts at costs below $2.95 per Mcf for a substantial portion of its expected gas supply requirements through 2001. This strategy has produced favorable margins through September 1999 and is likely to continue producing favorable margins through 2001. The level of margins generated from selling gas will be affected by the number of customers choosing to purchase gas from suppliers other than MichCon under the three-year customer choice program.

      Also beginning in 1999, an income sharing mechanism allows customers to share in profits when actual returns on equity from utility operations exceed predetermined thresholds. The impact of weather and expenses incurred in the fourth quarter of 1999 will determine the actual amount of profit, if any, to be shared with customers.

      Gas Distribution also plans to grow revenues and earnings by offering a variety of energy-related services, which include appliance sales, installation and maintenance. Growth in revenues is expected from the three heating and cooling firms acquired in October 1998 that have been integrated under MichCon Home Services, which is expanding its customer base and range of services.

     Changes in Accounting

      In the 1999 first quarter, MCN adopted Statement of Position (SOP) 98-5, “Reporting on the Costs of Start-up Activities” issued by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants. SOP 98-5 requires start-up and organizational costs to be expensed as incurred. This change in accounting principle resulted in the write-off of start-up and organization costs capitalized as of December 31, 1998. The cumulative effect of the change was to decrease earnings by $2.9 million for the 1999 nine- and twelve-month periods.

      In the 1999 first quarter, MCN adopted the Emerging Issues Task Force consensus on Issue No. 98-10, “Accounting for Energy Trading and Risk Management Activities” (EITF 98-10). EITF 98-10 requires all energy trading contracts to be recognized in the balance sheet as either assets or liabilities measured at their

MANAGEMENT’S DISCUSSION AND ANALYSIS — (Continued)

fair value, with changes in fair value recognized in earnings. Adoption of EITF 98-10 did not have a material impact on MCN’s financial statements.

CAPITAL RESOURCES AND LIQUIDITY

	9 Months

	1999	1998

	(in Millions)

Cash and Cash Equivalents

Cash Flow Provided From (Used For):

Operating activities	$211.5	$237.5

Financing activities	(270.4)	306.9

Investing activities	72.2	(523.9)

Net Increase in Cash and Cash Equivalents	$13.3	$20.5

     Operating Activities

      MCN’s cash flow from operating activities decreased $26.0 million during the 1999 nine-month period as compared to the same 1998 period. The decrease was due primarily to higher working capital requirements, substantially offset by increased earnings, after adjusting for non-cash items (depreciation, unusual charges and deferred taxes).

     Financing Activities

      MCN’s cash flow related to financing activities decreased $577.3 million during the 1999 nine-month period compared to the same 1998 period. The change primarily reflects lower debt issuances and higher debt repayments, partially offset by an increase in equity issuances, in the 1999 nine-month period. A summary of MCN’s significant financing activities and financing plans during 1999 follows.

      Prior to mid-February 1999, MCN issued new shares of common stock pursuant to its Dividend Reinvestment and Stock Purchase Plan and various employee benefit plans. MCN generated $.2 million in the 1999 nine-month period and $14.7 million in the same 1998 period from common stock issuances under these plans. Beginning in mid-February 1999, shares issued under these plans are being acquired by MCN through open market purchases.

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

      In March 1999, MCN entered into a $150 million revolving credit agreement that expired in October 1999. There was no balance outstanding under this credit agreement at September 30, 1999. MCN effectively replaced this agreement in October 1999 by entering into a $290 million revolving credit agreement that expires in July 2000. Borrowings under the credit agreement were used to refinance $100 million of Single Point Remarketed Reset Capital Securities that were redeemed in October 1999. The credit agreement will also be used to repay debt, fund capital investments and for general corporate purposes.

Diversified Energy

      The Diversified Energy group maintains credit lines that allow for borrowings of up to $200 million under a 364-day revolving credit facility and up to $200 million under a three-year revolving credit facility. These facilities support Diversified Energy’s commercial paper program, which is used to finance capital investments and working capital requirements. The 364-day facility was renewed in July 1999. During the first nine months

MANAGEMENT’S DISCUSSION AND ANALYSIS — (Continued)

of 1999, Diversified Energy’s commercial paper and bank borrowings outstanding increased by $129.6 million, leaving borrowings of $355.3 million outstanding under this program at September 30, 1999.

      MCN received approximately $270 million through September 1999 from the sale of various non-Michigan E&P properties. MCN also received approximately $130 million in August 1999 from the sale of its interest in TPL. Proceeds from these sales were used to repay outstanding debt at the MCN Corporate and Diversified Energy levels. Proceeds from the sale of additional non-Michigan E&P properties are expected by mid-2000 and will be used to repay outstanding borrowings and for general corporate purposes.

      MCN repaid $80 million and $130 million of medium-term notes that came due in February 1999 and May 1999, respectively.

Gas Distribution

      Cash and cash equivalents normally increase and short-term debt is reduced in the first part of each year as gas inventories are depleted and funds are received from winter heating sales. During the latter part of the year, cash and cash equivalents normally decrease as funds are used to finance increases in gas inventories and customer accounts receivable. To meet its seasonal short-term borrowing needs, MichCon normally issues commercial paper that is backed by credit lines with several banks. MichCon has established credit lines that allow for borrowings of up to $150 million under a 364-day revolving credit facility and up to $150 million under a three-year revolving credit facility. The 364-day facility was renewed in July 1999. During the first nine months of 1999, MichCon repaid $88.7 million of commercial paper, leaving borrowings of $129.6 million outstanding under this program at September 30, 1999.

      During 1999, MichCon issued approximately $110 million of debt (Note 10) and repaid $68 million of first mortgage bonds.

     Investing Activities

      MCN’s cash flow related to investing activities increased $596.1 million in the 1999 nine-month period as compared to the same 1998 period. The increase was due primarily to proceeds from the sale of property and investments and lower capital investments.

MANAGEMENT’S DISCUSSION AND ANALYSIS — (Continued)

      Capital investments equaled $391.6 million in the 1999 nine-month period compared to $636.6 million for the same period in 1998. The 1999 amounts include significantly lower levels of investments in E&P properties and Pipelines & Processing ventures.

	9 Months

	1999	1998

	(in Millions)

Capital Investments

Consolidated Capital Expenditures:

Diversified Energy	$138.5	$283.8

Gas Distribution	94.9	106.3

	233.4	390.1

MCN’s Share of Joint Venture Capital Expenditures:(1)

Pipelines & Processing	76.6	166.1

Electric Power	52.0	19.7

Energy Marketing	—	.6

Other	.1	.8

	128.7	187.2

Acquisitions:(2)	29.5	59.3

Total Capital Investments	$391.6	$636.6

(1)	A portion of joint venture capital expenditures is financed with joint venture debt

(2)	Includes MCN’s share of certain debt existing at the date of acquisitions

      Total capital investments were partially funded from the sale of certain E&P properties and joint venture investments that totaled approximately $400 million in the 1999 nine-month period.

     Outlook

      1999 capital investments to approximate $500 million — MCN’s strategic direction is to grow in its targeted region by investing in energy-related projects. For 1999, MCN anticipates investing approximately $500 million, of which 70% is expected to be within the Diversified Energy group.

      The proposed level of investments for 2000 and each of the next several years approximates $300 million and is expected to be financed primarily with internally generated funds, including proceeds received from the sale of assets. No issuance of incremental equity securities is expected for the next few years. It is management’s opinion that MCN and its subsidiaries will have sufficient capital resources to meet anticipated capital and operating requirements.

YEAR 2000

      As discussed in MCN’s 1998 Annual Report included in the Form 8-K filed with the SEC on October 15, 1999, MCN has implemented a corporate-wide, four-phase Year 2000 approach consisting of: i) inventory — identification of the components of MCN’s systems, equipment and facilities; ii) assessment — assessing Year 2000 readiness and prioritizing the risks of items identified in the inventory phase; iii) remediation — upgrading, repairing and replacing non-compliant systems, equipment and facilities; and iv) testing — verifying items remediated. MCN has completed the Year 2000 implementation plan for its mission critical

MANAGEMENT’S DISCUSSION AND ANALYSIS — (Continued)

business systems and measurement and control systems (including embedded microprocessors), and therefore considers these systems Year 2000 ready. The completion status of these systems follows:

	Inventory	Assessment	Remediation	Testing

Business Systems:

September 30, 1999	100%	100%	98%	98%

October 31, 1999	100%	100%	100%	100%

Measurement and Control Systems:

September 30, 1999	100%	100%	99%	99%

October 31, 1999	100%	100%	100%	100%

      Costs associated with the Year 2000 issue are not expected to have a material adverse effect on MCN results of operations, liquidity and financial condition. The total costs are estimated to be between $5 million and $6 million, of which approximately $4.6 million was incurred through September 1999. This estimate does not include MCN’s share of Year 2000 costs that may be incurred by partnerships and joint ventures. The anticipated costs are not higher due in part to the ongoing replacement of significant old systems. MCN has made a substantial investment in new systems that were installed over the past few years that are Year 2000 ready, particularly MichCon’s customer information system which was installed and functional in April 1999. The replacement of these systems and the customer information system, in particular, was necessary to maintain a high level of customer satisfaction and to respond to changes in regulation and increased competition within the energy industry.

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

      In order to reduce its Year 2000 risk, MCN has completed the development of contingency plans for mission-critical processes in the event of a Year 2000 complication. Contingency plans for several essential gas transmission facilities were tested under a “power outage” scenario and have achieved excellent results. Completed contingency plans will continue to be enhanced throughout the remainder of 1999 as MCN works with partners, operators, suppliers and governmental agencies.

MARKET RISK INFORMATION

      As discussed in MCN’s 1998 Annual Report included in the Form 8-K filed with the SEC on October 15, 1999, MCN manages commodity price and interest rate risk through the use of various derivative instruments and generally limits the use of such instruments to hedging activities. A discussion and analysis of the events and factors that have changed MCN’s commodity price, interest rate and foreign currency risk during the 1999 nine-month period follows.

Commodity Price Risk

     Hedging Activities

      Natural gas and oil futures, options and swap agreements are used to manage Diversified Energy’s exposure to the risk of market price fluctuations on gas sale and purchase contracts and gas inventories. As a result of changes in commodity prices that occurred during the 1999 nine-month period, there have been significant changes in the outcome of the sensitivity analysis performed for commodity price risk at September 30, 1999 as compared to December 31, 1998.

MANAGEMENT’S DISCUSSION AND ANALYSIS — (Continued)

      A sensitivity analysis calculates the change in fair values of MCN’s natural gas and oil futures and swap agreements given a hypothetical 10% increase or decrease in commodity prices utilizing applicable forward commodity rates in effect at the end of the reporting period.

      Changes in fair values resulting from sensitivity analysis calculations follow:

	September 30, 1999		December 31, 1998

	Assuming	Assuming	Assuming	Assuming
	a 10%	a 10%	a 10%	a 10%
	Increase in	Decrease in	Increase in	Decrease in
	Commodity	Commodity	Commodity	Commodity
	Prices	Prices	Prices	Prices

	(in Millions)
Commodity Price Sensitive:*

Swaps: Pay fixed/receive variable	$79.6	$(79.6)	$53.6	$(53.6)

Pay variable/receive fixed	$(91.0)	$91.0	$(54.0)	$54.0

Futures: Longs	$5.3	$(5.3)	$1.9	$(1.9)

Shorts	$(3.5)	$3.5	$(.1)	$.1

*	Includes only the risk related to the derivative instruments that serve as hedges and does not include the risk associated with the related underlying hedged item.

     Non-Hedging Activities

      During 1999, MCN sold its Western and Midcontinent/ Gulf Coast E&P properties, but has not yet fully exited the natural gas and oil swap agreements and futures contracts that served as hedges of the price risk associated with the gas and oil produced from these properties. As a result, these natural gas and oil swap agreements and futures contracts are no longer considered hedges under definitions prescribed by the SEC and generally accepted accounting principles. Accordingly, these swap agreements and futures contracts are accounted for using the mark-to-market method, with unrealized gains and losses recorded in earnings. At September 30, 1999, these swap agreements and futures contracts total 14.1 Bcf, have a notional value of $33.0 million and mature through 2000.

      Changes in fair values resulting from sensitivity analysis calculations previously discussed follow:

	September 30, 1999		December 31, 1998

	Assuming	Assuming	Assuming	Assuming
	a 10%	a 10%	a 10%	a 10%
	Increase in	Decrease in	Increase in	Decrease in
	Commodity	Commodity	Commodity	Commodity
	Prices	Prices	Prices	Prices

(in Millions)
Commodity Price Sensitive:*

Swaps: Pay variable/receive fixed	$(2.3)	$2.3	N/A	N/A

Futures: Shorts	$(1.3)	$1.3	N/A	N/A

Interest Rate Risk

      MCN is subject to interest rate risk in connection with the issuance of variable and fixed-rate debt and preferred securities. In order to manage interest costs and risk, MCN uses interest rate swap agreements to exchange fixed and variable-rate interest payment obligations over the life of the agreements without exchange of the underlying principal amounts. During the 1999 nine-month period, there have not been any events or factors that have caused any significant changes to MCN’s interest rate risk.

MANAGEMENT’S DISCUSSION AND ANALYSIS — (Concluded)

Foreign Currency Risk

      MCN is subject to foreign currency risk as a result of its investments in foreign joint ventures, which are located in India, Nepal and the United Arab Emirates. During August 1999, MCN completed the sale of its interest in TPL that is located in India for approximately $130 million. This sale has reduced MCN’s foreign currency risk to an insignificant level.

NEW ACCOUNTING PRONOUNCEMENTS

      Derivative and Hedging Activities — In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” effective for fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB Statement No. 133.” SFAS No. 137 changes the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000.

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

FORWARD-LOOKING STATEMENTS

      This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve certain risks and uncertainties as set forth in MCN’s 1998 Annual Report included herein in the Form 8-K filed with the SEC on October 15, 1999.

      The Year 2000 disclosure is a Year 2000 Readiness Disclosure under the Year 2000 Information and Readiness Disclosure Act. Therefore, MCN claims the full protections established by the Act.

AVAILABLE INFORMATION

      The following information is available without charge to shareholders and other interested parties: the 1998 Annual Report included in the Form 8-K filed with the SEC on October 15, 1999; the Form 10-Q Quarterly Reports and the Quarterly Statistical Supplements. To request these publications, shareholders and other interested parties are instructed to contact: MCN Investor Relations, 500 Griswold Street, Detroit, Michigan 48226, (800) 548-4655. Information is also available on MCN’s website at http://www.mcnenergy.com.

MCN ENERGY GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended		Twelve Months Ended
	September 30,		September 30,		September 30,

		1998		1998		1998
		(Restated)		(Restated)		(Restated)
	1999	Note 5	1999	Note 5	1999	Note 5

	(in Thousands, except Per Share Amounts)

Operating Revenues	$462,859	$351,145	$1,748,229	$1,458,819	$2,320,108	$2,162,183

Operating Expenses

Cost of sales	329,339	201,006	1,118,172	853,551	1,470,395	1,309,153

Operation and maintenance	98,159	90,712	298,586	277,215	410,786	386,192

Depreciation, depletion and amortization	38,611	44,231	125,948	135,478	169,960	182,245

Property and other taxes	14,921	15,542	52,849	54,255	68,147	72,277

Property write-downs and restructuring charges (Note 3 )	—	259,296	52,000	592,318	52,000	592,318

	481,030	610,787	1,647,555	1,912,817	2,171,288	2,542,185

Operating Income (Loss)	(18,171)	(259,642)	100,674	(453,998)	148,820	(380,002)

Equity in Earnings of Joint Ventures	15,396	17,963	40,020	46,561	55,684	60,040

Other Income and (Deductions)

Interest income	1,909	2,496	5,774	8,659	8,008	13,136

Interest on long-term debt	(22,540)	(24,392)	(66,046)	(62,345)	(91,047)	(79,336)

Other interest expense	(5,541)	(4,991)	(20,858)	(16,654)	(28,608)	(20,981)

Dividends on preferred securities of subsidiaries	(10,335)	(8,178)	(31,004)	(27,162)	(40,212)	(36,916)

Loss on sale of E&P properties (Note 3c)	(5,877)	—	(74,675)	—	(74,675)	—

Investment losses (Notes 3c and 3e)	—	(8,500)	(7,456)	(14,635)	(7,456)	(14,635)

Minority interest (Note 3e)	(632)	7,275	(1,371)	6,030	(1,409)	5,580

Other	3,281	134	13,655	14,095	19,121	17,040

	(39,735)	(36,156)	(181,981)	(92,012)	(216,278)	(116,112)

Loss Before Income Taxes	(42,510)	(277,835)	(41,287)	(499,449)	(11,774)	(436,074)

Income Tax Benefit	(11,356)	(101,111)	(12,308)	(188,984)	(6,792)	(170,496)

Loss Before Cumulative Effect of Accounting Change	(31,154)	(176,724)	(28,979)	(310,465)	(4,982)	(265,578)

Cumulative Effect of Accounting Change, Net of Taxes (Note 6)	—	—	(2,872)	—	(2,872)	—

Net Loss	$(31,154)	$(176,724)	$(31,851)	$(310,465)	$(7,854)	$(265,578)

Loss Per Share — Basic and Diluted (Note 11)

Before cumulative effect of accounting change	$(0.37)	$(2.24)	$(.35)	$(3.95)	$(.06)	$(3.38)

Cumulative effect of accounting change (Note 6)	—	—	(.04)	—	(.04)	—

	$(0.37)	$(2.24)	$(0.39)	$(3.95)	$(0.10)	$(3.38)

Average Common Shares Outstanding — Basic and Diluted	85,282	78,938	82,724	78,689	81,840	78,531

Dividends Declared Per Share	$.2550	$.2550	$.7650	$.7650	$1.0200	$1.0200

CONSOLIDATED STATEMENT OF RETAINED EARNINGS (DEFICIT) (Unaudited)

	Three Months Ended		Nine Months Ended		Twelve Months Ended
	September 30,		September 30,		September 30,

		1998		1998		1998
		(Restated)		(Restated)		(Restated)
	1999	Note 5	1999	Note 5	1999	Note 5

	(in Thousands)

Balance — Beginning of period	$(45,400)	$190,548	$(2,977)	$365,730	$(6,622)	$340,767

Add — Net loss	(31,154)	(176,724)	(31,851)	(310,465)	(7,854)	(265,578)

	(76,554)	13,824	(34,828)	55,265	(14,476)	75,189

Deduct — Cash dividends declared	22,009	20,446	63,735	61,887	84,087	81,811

Balance — End of period	$(98,563)	$(6,622)	$(98,563)	$(6,622)	$(98,563)	$(6,622)

The notes to the consolidated financial statements are an integral part of these statements.

MCN ENERGY GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF FINANCIAL POSITION (Unaudited)

	September 30,		December 31,

		1998
		(Restated)
	1999	Note 5	1998

	(in Thousands)

ASSETS

Current Assets

Cash and cash equivalents, at cost (which approximates market value)	$30,353	$60,031	$17,039

Accounts receivable, less allowance for doubtful accounts of $16,216, $9,515 and $9,665, respectively	301,243	280,496	400,120

Accrued unbilled revenues	21,499	17,359	87,888

Gas in inventory	238,366	197,799	147,387

Property taxes assessed applicable to future periods	39,505	33,115	72,551

Other	56,799	56,120	42,472

	687,765	644,920	767,457

Deferred Charges and Other Assets

Deferred income taxes	11,144	53,519	50,547

Investments in debt and equity securities	72,494	42,986	69,705

Deferred swap losses and receivables (Note 15)	96,539	45,033	63,147

Deferred environmental costs	31,291	30,655	30,773

Prepaid benefit costs	140,295	97,169	111,775

Other	125,569	96,719	98,940

	477,332	366,081	424,887

Investments in and Advances to Joint Ventures

Pipelines & Processing	581,515	488,536	521,711

Electric Power	134,298	228,960	231,668

Energy Marketing	25,496	24,944	29,435

Gas Distribution	2,478	628	1,478

Other	18,695	19,354	18,939

	762,482	762,422	803,231

Property, Plant and Equipment

Pipelines & Processing	46,094	38,703	48,706

Exploration & Production (Note 3c)	690,760	1,013,778	1,040,047

Gas Distribution	3,001,638	2,869,897	2,916,540

Other	77,937	34,747	36,124

	3,816,429	3,957,125	4,041,417

Less — Accumulated depreciation and depletion	1,688,186	1,603,223	1,644,094

	2,128,243	2,353,902	2,397,323

	$4,055,822	$4,127,325	$4,392,898

The notes to the consolidated financial statements are an integral part of this statement.

MCN ENERGY GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF FINANCIAL POSITION (Unaudited)

	September 30,		December 31,

		1998
		(Restated)
	1999	Note 5	1998

	(in Thousands)

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities

Accounts payable	$291,176	$318,129	$304,349

Notes payable	370,995	414,957	618,851

Current portion of long-term debt, preferred securities and capital lease obligations	131,302	269,499	269,721

Federal income, property and other taxes payable	5,249	48,130	69,465

Deferred gas cost recovery revenues (Note 7b)	—	23,899	14,980

Gas payable	36,073	50,302	42,669

Customer deposits	15,766	16,829	18,791

Interest payable	26,459	30,095	30,314

Other	80,355	62,305	77,996

	957,375	1,234,145	1,447,136

Deferred Credits and Other Liabilities

Unamortized investment tax credit	28,510	31,641	30,056

Tax benefits amortizable to customers	136,906	132,676	130,120

Deferred swap gains and payables (Note 15)	76,810	38,556	62,956

Accrued environmental costs	30,373	35,000	35,000

Minority interest	10,928	11,948	10,898

Other	104,076	64,454	75,439

	387,603	314,275	344,469

Long-Term Debt, including capital lease obligations (Note 10)	1,460,941	1,402,526	1,307,168

MCN-Obligated Mandatorily Redeemable Preferred Securities of Subsidiaries Holding Solely Debentures of MCN	402,900	405,481	502,203

Contingencies (Note 14)

Common Shareholders’ Equity

Common stock (Note 10)	855	791	797

Additional paid-in capital (Note 10)	967,356	813,809	832,966

Retained earnings (deficit)	(98,563)	(6,622)	(2,977)

Accumulated other comprehensive loss (Note 13)	(357)	(14,792)	(16,576)

Yield enhancement, contract and issuance costs	(22,288)	(22,288)	(22,288)

	847,003	770,898	791,922

	$4,055,822	$4,127,325	$4,392,898

The notes to the consolidated financial statements are an integral part of this statement.

MCN ENERGY GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30,

		1998
		(Restated)
	1999	Note 5

	(in Thousands)

Cash Flow From Operating Activities

Net loss	$(31,851)	$(310,465)

Adjustments to reconcile net loss to net cash provided from operating activities Depreciation, depletion and amortization:

Per statement of operations	125,948	135,478

Charged to other accounts	6,676	5,990

Unusual charges, net of taxes (Note 3)	87,185	389,598

Cumulative effect of accounting change, net of taxes (Note 6)	2,872	—

Deferred income taxes — current	(9,791)	(11,994)

Deferred income taxes and investment tax credit, net	82,738	14,779

Equity in earnings of joint ventures, net of distributions	(15,176)	(30,344)

Other	(790)	(9,331)

Changes in assets and liabilities, exclusive of changes shown separately	(36,312)	53,787

Net cash provided from operating activities	211,499	237,498

Cash Flow From Financing Activities

Notes payable, net	(247,856)	103,588

Dividends paid	(63,735)	(61,887)

Issuance of common stock (Note 10)	132,544	14,742

Reacquisition of common stock	(780)	—

Issuance of long-term debt (Note 10)	106,535	458,761

Long-term commercial paper and bank borrowings, net	92,344	109,643

Retirement of long-term debt and preferred securities (Note 10)	(289,439)	(326,194)

Other	—	8,243

Net cash provided from (used for) financing activities	(270,387)	306,896

Cash Flow From Investing Activities

Capital expenditures	(233,410)	(390,067)

Acquisitions	(33,071)	(36,731)

Investment in debt and equity securities, net	(4,572)	46,286

Investment in joint ventures	(62,572)	(166,977)

Sale of property and joint venture interests	409,616	44,034

Other	(3,789)	(20,403)

Net cash provided from (used for) investing activities	72,202	(523,858)

Net Increase in Cash and Cash Equivalents	13,314	20,536

Cash and Cash Equivalents, January 1	17,039	39,495

Cash and Cash Equivalents, September 30	$30,353	$60,031

Changes in Assets and Liabilities, Exclusive of Changes Shown Separately

Accounts receivable, net	$98,192	$113,476

Accrued unbilled revenues	66,389	75,651

Accrued/deferred gas cost recovery revenues, net	(15,153)	36,761

Gas in inventory	(90,979)	(141,022)

Property taxes assessed applicable to future periods	33,046	34,764

Accounts payable	(8,373)	(22,576)

Federal income, property and other taxes payable	(64,216)	(38,668)

Gas payable	(6,596)	41,985

Interest payable	(3,855)	1,635

Prepaid benefit costs, net	(28,487)	(16,276)

Other current assets and liabilities, net	(2,193)	(10,845)

Other deferred assets and liabilities, net	(14,087)	(21,098)

	$(36,312)	$53,787

Supplemental Disclosures

Cash paid during the year for:

Interest, net of amounts capitalized	$97,395	$90,088

Federal income taxes	$3,550	$11,700

The notes to the consolidated financial statements are an integral part of this statement.

MCN ENERGY GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.  General

      MCN Energy Group Inc. (MCN) is a diversified energy company that operates two major business groups, Diversified Energy and Gas Distribution. Diversified Energy, operating through MCN Energy Enterprises Inc. (MCNEE), was previously doing business as MCN Investment Corporation. Gas Distribution principally consists of Michigan Consolidated Gas Company (MichCon).

      In MCN’s 1998 Annual Report on Form 10-K/A, MCN accounted for its Exploration & Production (E&P) segment as a discontinued operation as the result of its decision to sell all of its oil and gas properties. In August 1999, the company made a strategic business decision to keep a portion of these properties (Note 8). Accordingly, financial results included in MCN’s 1998 Annual Report on Form 10-K/A have been reclassified to reflect the E&P segment as a continuing operation, and are included in MCN’s Form 8-K filed October 15, 1999 with the Securities and Exchange Commission (SEC). Therefore, the accompanying consolidated financial statements should be read in conjunction with MCN’s 1998 Annual Report included in the Form 8-K. Additionally, certain reclassifications have been made to the prior year’s financial statements to conform to the 1999 presentation. In the opinion of management, the unaudited information furnished herein reflects all adjustments necessary for a fair presentation of the financial statements for the periods presented.

      Because of seasonal and other factors, revenues, expenses, net income and earnings per share for the interim periods should not be construed as representative of revenues, expenses, net income and earnings per share for all or any part of the balance of the current year or succeeding periods.

2.  Merger Agreement With DTE Energy Company

      MCN and DTE Energy Company (DTE) have signed a definitive merger agreement, dated October 4, 1999, under which DTE will acquire all outstanding shares of MCN common stock. Under the terms of the agreement, MCN shareholders will have the right to elect to receive either $28.50 in cash or 0.775 shares of DTE common stock in exchange for each share of MCN common stock that they hold. The acquisition of shares is subject to an allocation and proration that is intended to result in 45% of the MCN shares being converted into shares of DTE common stock and 55% being converted into cash.

      The boards of directors of both companies have unanimously approved the merger agreement. The transaction is subject to the approval of the shareholders of both companies, regulatory approvals and other customary merger conditions. The transaction is expected to close in six to nine months from the date of the merger agreement and will be accounted for as a purchase by DTE. The combined company, which will be named DTE Energy Company and headquartered in Detroit, will be the largest electric and gas utility in Michigan.

      DTE is a diversified energy provider. Its principal subsidiary is The Detroit Edison Company, Michigan’s largest electric utility serving 2.1 million customers in southeastern Michigan. DTE’s non-regulated subsidiaries and ventures sell methane gas from landfills, coal, metallurgical coke and other energy-related products and services.

      Additionally, as part of the merger agreement, MCN has agreed to use its best efforts to enter into agreements to dispose of some or all of its interests in certain assets or facilities. MCN may sell all or a portion of several “Qualifying Facilities” as defined by the Public Utility Regulatory Policies Act of 1978, as amended. MCN’s investments in these “Qualifying Facilities” include: a 23% interest in the Midland Cogeneration Venture, a 1,370 megawatt (MW) cogeneration facility located in Michigan; a 50% interest in the Michigan Power Project, a 123 MW cogeneration plant located in Michigan; a 33 1/3% interest in the Carson Cogeneration facility, a 42 MW cogeneration plant located in California; and a 50% interest in the Ada Cogeneration facility, a 30 MW cogeneration plant located in Michigan. Furthermore, under the terms of the merger agreement, MCN will dispose of all or a portion of its 95% interest in the Cobisa-Person facility, a 140

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

MW power plant in New Mexico that is currently under construction.

3.  Unusual Charges

      As discussed in MCN’s 1998 Annual Report included in the Form 8-K filed with the SEC on October 15, 1999, MCN recorded several unusual charges in 1998, consisting of property write-downs, investment losses, and restructuring charges. In 1999, MCN recorded additional unusual charges. A discussion of each unusual charge by segment follows:

      a.  Pipelines & Processing

Property Write-Downs: In the third quarter of 1998, MCN recorded a $133,782,000 pre-tax ($86,959,000 net of taxes) write-off of its coal fines project. The economic viability of the project is dependent on coal briquettes produced from six coal fines plants qualifying for synthetic fuel tax credits and MCN’s ability to utilize or sell such credits. Although the plants were in service by June 30, 1998, the date specified to qualify for the tax credits, operating delays at the plants in the 1998 third quarter significantly increased the possibility that the Internal Revenue Service (IRS) would challenge the project’s eligibility for tax credits. In addition, there was uncertainty as to whether MCN could utilize or sell the credits. These factors led to MCN’s decision to record an impairment loss equal to the carrying value of the plants, reflecting the likely inability to recover such costs. MCN sought to maximize the value of its investment in the coal fines project, and in May 1999 filed a request with the IRS seeking a factual determination that its coal fines plants were in service on June 30, 1998. In September 1999, MCN received favorable determination letters from the IRS ruling that four of the six plants were in service by June 30, 1998 (Note 4a).

In the third quarter of 1998, MCN also recorded an impairment loss of $3,899,000 pre-tax ($2,534,000 net of taxes) relating to an acquired out-of-service pipeline in Michigan. MCN reviewed the business alternatives for this asset and determined that its development is unlikely. Accordingly, MCN recorded an impairment loss equal to the carrying value of this asset.

      b.  Electric Power

Restructuring Charge: In the third quarter of 1998, MCN recorded a $2,470,000 pre-tax ($1,605,000 net of taxes) restructuring charge related to certain international power projects. The charge was incurred as a result of refocusing MCN’s strategic plan, particularly the decision to exit certain international power projects.

      c.  Exploration & Production

Property Write-Downs: In the second quarter of 1999, MCN recognized a $52,000,000 pre-tax ($33,800,000 net of taxes) write-down of its gas and oil properties under the full cost method of accounting, due primarily to an unfavorable revision in the timing of the production of proved gas and oil reserves as well as reduced expectations of sales proceeds on unproved acreage. Under the full cost method of accounting as prescribed by the SEC, MCN’s capitalized exploration and production costs at June 30, 1999 exceeded the full cost “ceiling,” resulting in the excess being written off to income. The ceiling is the sum of discounted future net cash flows from the production of proved gas and oil reserves, and the lower of cost or estimated fair value of unproved properties, net of related income tax effects.

In the second and third quarters of 1998, MCN recognized write-downs of its gas and oil properties totaling $333,022,000 pre-tax ($216,465,000 net of taxes) and $83,955,000 pre-tax ($54,570,000 net of taxes), respectively. The write-downs were also the result of MCN’s capitalized exploration and production costs exceeding the full cost ceiling.

Losses on Sale of Properties: In the second quarter of 1999, MCN recognized losses from the sale of its Western and Midcontinent/ Gulf Coast E&P properties totaling $68,798,000 pre-tax ($44,719,000 net

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of taxes). In the third quarter of 1999, MCN recognized additional losses relating to the sale of these properties totaling $5,877,000 pre-tax ($3,820,000 net of taxes).

Loss on Investment: In the second quarter of 1999, MCN recognized a $7,456,000 pre-tax ($4,846,000 net of taxes) loss from the write-down of an investment in the common stock of an E&P company. MCN had also recognized a $6,135,000 pre-tax ($3,987,000 net of taxes) loss from the write-down of this investment during the second quarter of 1998. The losses were due to declines in the fair value of the securities that are not considered temporary. MCN has no carrying value in this investment after the write-downs.

      d.  Corporate & Other

Restructuring Charge: In the third quarter of 1998, MCN recorded a $10,390,000 pre-tax ($6,753,000 net of taxes) restructuring charge related to the corporate realignment designed to improve operating efficiencies through a more streamlined organizational structure. The realignment includes cost saving initiatives expected to reduce future operating expenses. As of September 30, 1999, payments of $3,087,000 have been charged against the restructuring accruals relating to severance and termination benefits. These benefits will continue to be paid through 2000. The remaining restructuring costs, primarily for net lease expenses, are expected to be paid over the related lease terms that expire through 2006.

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

Loss on Investment: In the third quarter of 1998, MCN also recorded an $8,500,000 pre-tax ($5,525,000 net of taxes) loss from the write-down of an investment in a Missouri gas distribution company that MCN intends to sell in 2000. The write-down represents the amount by which the carrying value exceeded the estimated fair value of the investment.

4.  Coal Fines Plants

      a.  IRS Determination

During the third quarter of 1998, MCN recorded an impairment loss of $133,782,000, pre-tax, which equaled the carrying value of its coal fines plants and reflected the likely inability to recover such costs (Note 3a). In September 1999, MCN received “in-service” determination letters from the IRS with respect to its six coal fines plants, which were built to produce briquettes that qualify for synthetic fuel tax credits. In the determination letters, the IRS ruled that four of the plants were in service by the June 30, 1998 deadline in order to qualify for synthetic fuel tax credits. The IRS ruled that two other plants did not meet the in-service requirements. The company continues to believe these two plants also meet the requirements and intends to appeal the unfavorable rulings.

      b.  Disposition

In November 1999, MCN reached an agreement to sell four of its coal fines plants to DTE in an arms-length transaction that is independent of the pending merger. The sales price will depend on total production performance of the four plants. DTE will initially make a $45,000,000 payment that will be adjusted up to $152,000,000 or down to zero based on the results of a 36-month production test period. The sale is expected to be finalized in December 1999.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.  Restatement

      As discussed in MCN’s 1998 Annual Report included in the Form 8-K filed with the SEC on October 15, 1999, subsequent to the issuance of MCN’s December 31, 1998 financial statements, certain matters came to management’s attention and resulted in a special investigation of prior years’ operations of CoEnergy Trading Company (CTC), MCN’s non-utility energy marketing subsidiary. As a result of the investigation, MCN identified that its internal controls had been overridden, and that certain transactions had not been properly accounted for. Specifically, the investigation concluded that CTC had entered into gas supply contracts and agreed to pay significantly less than market prices in one period in return for above-market prices to be paid in subsequent periods through March 2000. The effect of these transactions was to improperly delay the accrual of cost of gas expenses, resulting in the overstatement of net loss for the 1998 third quarter and nine-month periods by $3,044,000 and $1,680,000, respectively, and an understatement of net loss for the 1998 twelve-month period by $3,991,000.

      Additionally, the investigation identified that CTC had entered into certain unauthorized gas purchase and sale contracts for trading purposes. The unauthorized transactions violate MCN’s risk-management policy that requires all such activities to be reviewed and approved by a risk committee that reports regularly to the MCN Board of Directors. The gas purchase and sale contracts entered into in connection with trading activities were not accounted for properly using the required mark-to-market method, under which unrealized gains and losses are recorded as an adjustment to cost of gas. The effect of not properly accounting for these transactions was the understatement of net loss for the 1998 third quarter, nine- and twelve-month periods by $1,801,000, $4,545,000 and $4,208,000, respectively. However, net income of $403,000, $1,590,000 and $2,682,000 was realized and recorded in connection with these trading activities in the 1998 third quarter, nine- and twelve-month periods, respectively, resulting in a net loss from such activities for the 1998 third quarter, nine- and twelve-month periods of $1,398,000, $2,955,000 and $1,526,000, respectively. From the inception of these trading activities in March 1997 through June 1999, $2,714,000 of net loss was realized and recorded in connection with these trading activities. All of the contracts were effectively closed by the end of June 1999.

      Other items identified during the investigation resulted in the understatement of net loss for the 1998 third quarter, nine- and twelve-month periods by $816,000, $859,000 and $880,000, respectively.

      The 1998 information in the accompanying consolidated financial statements has been restated from amounts originally reported to properly account for the transactions identified. A summary of the significant effects of the restatement on MCN’s September 30, 1998 financial statements is as follows:

	Three Months Ended		Nine Months Ended		Twelve Months Ended
	September 30, 1998		September 30, 1998		September 30, 1998

	Previously		Previously		Previously
	Reported	Restated	Reported	Restated	Reported	Restated

	(in Thousands, Except Per Share Amounts)

Consolidated Statement of

Operations

Cost of Sales	$201,663	$201,006	$847,823	$853,551	$1,295,187	$1,309,153

Loss Before Income Taxes	$(278,492)	$(277,835)	$(493,721)	$(499,449)	$(422,108)	$(436,074)

Income Tax Benefit	$(101,341)	$(101,111)	$(186,980)	$(188,984)	$(165,609)	$(170,496)

Net Loss	$(177,151)	$(176,724)	$(306,741)	$(310,465)	$(256,499)	$(265,578)

Loss Per Share — Basic and Diluted	$(2.24)	$(2.24)	$(3.90)	$(3.95)	$(3.27)	$(3.38)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	September 30, 1998

	Previously
	Reported	Restated

Consolidated Statement of

Financial Position

Accounts Receivable	$277,229	$280,496

Gas in Inventory	$200,399	$197,799

Accounts Payable	$297,771	$318,129

Federal Income, Property and Other Taxes Payable	$55,020	$48,130

Common Shareholders’ Equity	$783,699	$770,898

6.  Accounting For Start-Up Activities

      In January 1999, MCN adopted Statement of Position (SOP) 98-5, “Reporting on the Costs of Start-up Activities,“ issued by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants. SOP 98-5 requires start-up and organizational costs to be expensed as incurred. This change in accounting principle resulted in the write-off of start-up and organization costs capitalized as of December 31, 1998. The cumulative effect of the change was to decrease earnings by $4,418,000 pre-tax ($2,872,000 net of taxes) for the nine- and twelve-month periods ended September 30, 1999.

7.  Regulatory Matters

      a.  Regulatory Reform Plan

As discussed in MCN’s 1998 Annual Report included in the Form 8-K filed with the SEC on October 15, 1999, MichCon implemented its Regulatory Reform Plan in January 1999. The plan includes a new three-year gas sales program under which MichCon’s gas sales rates include a gas commodity component that is fixed at $2.95 per thousand cubic feet (Mcf). As part of its gas acquisition strategy, MichCon has entered into fixed-price contracts at costs below $2.95 per Mcf for a substantial portion of its expected gas supply requirements through 2001.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

8.  Discontinued Operations Subsequently Retained

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

9.  Credit Facilities And Short-Term Borrowings

      In October 1999, MCN entered into a $290,000,000 revolving credit agreement that expires in July 2000. Borrowings under the credit agreement are at variable rates. This agreement replaced the March 1999 $150,000,000 revolving credit agreement.

      MCNEE and MichCon maintain credit lines that allow for borrowings of up to $350,000,000 under 364-day revolving credit facilities and up to $350,000,000 under three-year revolving credit facilities. These credit lines totaling $700,000,000 support their commercial paper programs. The 364-day revolving credit facilities were renewed in July 1999. The three-year revolving credit facilities expire in July 2001.

      As discussed in MCN’s 1998 Annual Report included in the Form 8-K filed with the SEC on October 15, 1999, MCN borrowed $260,000,000 under a one-year term loan facility, due December 2, 1999. Principal payments are required based on certain proceeds received from the sale of E&P assets. As of September 30, 1999, MCN had repaid $203,000,000 of borrowings under the facility.

10.  Enhanced Prides, Long-Term Debt and Preferred Securities

      As discussed in MCN’s 1998 Annual Report included in the Form 8-K filed with the SEC on October 15, 1999, MCN issued 5,865,000 of Preferred Redeemable Increased Dividend Equity Securities (Enhanced PRIDES) in 1996. Each security represented a contract to purchase one share of MCN common stock. The Enhanced PRIDES were converted into MCN common stock in April 1999, and as a result MCN received cash proceeds totaling approximately $135,000,000.

      In October 1999, MCN borrowed from its $290,000,000 revolving credit agreement and redeemed, at par, $100,000,000 of Single Point Remarketed Reset Capital Securities which were due in 2037.

      In September 1999, MichCon redeemed $18,000,000 of 9.125% first mortgage bonds, which were due September 2004.

      In June 1999, MichCon issued $55,000,000 of 6.85% senior secured notes, due June 2038, and $55,000,000 of 6.85% senior secured notes, due June 2039. The notes are insured by a financial guaranty insurance policy and are rated AAA or its equivalent by the major rating agencies. The notes are redeemable at par on or after June 1, 2004.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.  Earnings Per Share Computation

      MCN reports both basic and diluted earnings per share (EPS). Basic EPS is computed by dividing income or loss before cumulative effect of accounting change by the weighted average number of common shares outstanding during the period. Diluted EPS assumes the issuance of potential dilutive common shares outstanding during the period and adjusts for changes in income and the repurchase of common shares that would have occurred with proceeds from the assumed issuance. Potentially dilutive securities have been excluded from the diluted EPS calculation since their inclusion would have been antidilutive.

12.  Shareholders’ Rights Plan

      As discussed in MCN’s 1998 Annual Report included in the Form 8-K filed with the SEC on October 15, 1999, MCN has a Shareholders’ Rights Plan that is designed to maximize shareholders’ value in the event that MCN is acquired. The rights are attached to and trade with shares of MCN common stock until they are exercisable upon certain triggering events. The plan has been amended, in connection with the pending merger with DTE (Note 2), so that DTE’s acquisition of MCN will not represent a triggering event.

13.  Comprehensive Income

      MCN reports comprehensive income, which is defined as the change in common shareholder’s equity during a period from transactions and events from non-owner sources, including net income. Total comprehensive income for the applicable periods is as follows:

	Three Months Ended		Nine Months Ended		Twelve Months Ended
	September 30,		September 30,		September 30,

	1999	1998	1999	1998	1999	1998

	(in Thousands)

Comprehensive Income (Loss)

Net Loss	$(31,154)	$(176,724)	$(31,851)	$(310,465)	$(7,854)	$(265,578)

Other Comprehensive Income (Loss), Net of Taxes:

Foreign currency translation adjustment:

Foreign currency translation adjustment	16	(85)	(600)	(5,898)	(1,256)	(11,423)

Less: Reclassification for losses recognized in net income	13,132	—	13,132	—	13,132	—

	13,148	(85)	12,532	(5,898)	11,876	(11,423)

Unrealized loss on securities:

Unrealized losses during period	—	(2,559)	(1,159)	(5,362)	(2,287)	(6,546)

Less: Reclassification for losses recognized in net income	—	—	4,846	3,987	4,846	3,987

	—	(2,559)	3,687	(1,375)	2,559	(2,559)

Total Other Comprehensive Income (Loss), Net of Taxes	13,148	(2,644)	16,219	(7,273)	14,435	(13,982)

Total Comprehensive Income (Loss)	$(18,006)	$(179,368)	$(15,632)	$(317,738)	$6,581	$(279,560)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.  Contingencies

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

15.  Commodity Swap Agreements

      MCN’s Diversified Energy and Gas Distribution groups manage commodity price risk through the use of various derivative instruments and predominately limit the use of such instruments to hedging activities. The following assets and liabilities related to the use of gas and oil swap agreements are reflected in the Consolidated Statement of Financial Position:

	September 30,		December 31,

	1999	1998	1998

	(in Thousands)

Deferred Swap Losses and Receivables

Unrealized losses	$64,940	$31,923	$48,700

Receivables	43,989	13,776	25,864

	108,929	45,699	74,564

Less — Current portion	12,390	666	11,417

	$96,539	$45,033	$63,147

Deferred Swap Gains and Payables

Unrealized gains	$34,884	$13,024	$24,126

Payables	72,707	36,890	54,525

	107,591	49,914	78,651

Less — Current portion	30,781	11,358	15,695

	$76,810	$38,556	$62,956

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.  Segment Information

      MCN is organized into two business groups, Diversified Energy and Gas Distribution. The groups operate five major business segments as set forth in the following table:

	Three Months Ended		Nine Months Ended		Twelve Months Ended
	September 30,		September 30,		September 30,

	1999	1998	1999	1998	1999	1998

	(in Thousands)

Revenues From Unaffiliated Customers:

Pipelines & Processing	$6,416	$6,238	$17,747	$14,677	$23,927	$15,948

Electric Power	14,624	12,727	39,747	34,972	51,905	47,797

Energy Marketing	305,405	184,926	813,594	592,491	1,029,471	858,348

Exploration & Production	9,292	23,810	51,167	87,261	73,109	110,688

Gas Distribution	127,122	123,444	825,974	729,418	1,141,696	1,129,402

	462,859	351,145	1,748,229	1,458,819	2,320,108	2,162,183

Revenues From Affiliated Customers:

Pipelines & Processing	507	62	1,609	298	1,656	396

Energy Marketing	17,940	15,356	49,466	47,432	66,276	64,696

Exploration & Production	22,538	27,205	68,081	72,467	93,513	108,579

Gas Distribution	2,318	618	5,652	5,328	6,959	8,326

	43,303	43,241	124,808	125,525	168,404	181,997

Eliminations	(43,303)	(43,241)	(124,808)	(125,525)	(168,404)	(181,997)

Consolidated Operating Revenues	$462,859	$351,145	$1,748,229	$1,458,819	$2,320,108	$2,162,183

Net Income (Loss):

Pipelines & Processing	$(99)	$(89,332)	$3,358	$(82,089)	$3,207	$(78,036)

Electric Power	4,311	2,627	11,682	15,290	15,663	18,660

Energy Marketing	(7,158)	(197)	(7,545)	2,646	(11,228)	2,610

Exploration & Production	(4,034)	(51,017)	(83,742)	(258,408)	(78,687)	(249,752)

Gas Distribution	(14,671)	(24,516)	75,962	40,854	106,842	73,418

Corporate & Other	(9,503)	(14,289)	(28,694)	(28,758)	(40,779)	(32,478)

	(31,154)	(176,724)	(28,979)	(310,465)	(4,982)	(265,578)

Cumulative effect of accounting change	—	—	(2,872)	—	(2,872)	—

Consolidated Net Loss	$(31,154)	$(176,724)	$(31,851)	$(310,465)	$(7,854)	$(265,578)

17.  Consolidating Financial Statements

      Debt securities issued by MCNEE are subject to a support agreement between MCN and MCNEE, under which MCN has committed to make payments of interest and principal on MCNEE’s securities in the event of failure to pay by MCNEE. Under the terms of the support agreement, the assets of MCN, other than MichCon, and any cash dividends paid to MCN by any of its subsidiaries are available as recourse to holders of MCNEE’s securities. The carrying value of MCN’s assets on an unconsolidated basis, which primarily consists of investments in subsidiaries other than MichCon, is $736,335,000 at September 30, 1999.

      The following MCN consolidating financial statements are presented and include separately MCNEE, MichCon and MCN and other subsidiaries. MCN has determined that separate financial statements and other disclosures concerning MCNEE are not material to investors. The other MCN subsidiaries represent Citizens Gas Fuel Company, MCN Michigan Limited Partnership, MCN Financing I, MCN Financing II, MCN Financing III, MCN Financing V, MCN Financing VI, MichCon Enterprises, Inc. and Blue Lake Holdings, Inc., until its sale on December 31, 1997.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATING STATEMENTS OF OPERATIONS (Unaudited)

	MCN			Eliminations
	and Other			and	Consolidated
	Subsidiaries	MCNEE	MichCon	Reclasses	Total

	Three Months Ended September 30, 1999

	(in Thousands)

Operating Revenues	$6,847	$335,539	$122,635	$(2,162)	$462,859

Operating Expenses

Cost of sales	5,047	298,054	28,187	(1,949)	329,339

Operation and maintenance	(752)	36,612	62,486	(187)	98,159

Depreciation, depletion and amortization	1,044	13,375	24,192	—	38,611

Property and other taxes	349	2,397	12,175	—	14,921

	5,688	350,438	127,040	(2,136)	481,030

Operating Income (Loss)	1,159	(14,899)	(4,405)	(26)	(18,171)

Equity in Earnings of Joint Ventures and Subsidiaries	(30,454)	14,952	444	30,454	15,396

Other Income and (Deductions)

Interest income	10,841	1,100	916	(10,948)	1,909

Interest on long-term debt	245	(10,248)	(12,537)	—	(22,540)

Other interest expense	(2,304)	(13,000)	(1,184)	10,947	(5,541)

Dividends on preferred securities of subsidiaries	—	—	—	(10,335)	(10,335)

Loss on sale of E&P properties	—	(5,877)	—	—	(5,877)

Minority interest	—	(350)	(282)	—	(632)

Other	(813)	4,657	(590)	27	3,281

	7,969	(23,718)	(13,677)	(10,309)	(39,735)

Loss Before Income Taxes	(21,326)	(23,665)	(17,638)	20,119	(42,510)

Income Tax Benefit	(507)	(6,751)	(4,098)	—	(11,356)

Net Loss	(20,819)	(16,914)	(13,540)	20,119	(31,154)

Dividends on Preferred Securities	10,335	—	—	(10,335)	—

Net Income (Loss) Available for Common Stock	$(31,154)	$(16,914)	$(13,540)	$30,454	$(31,154)

	Three Months Ended September 30, 1998

Operating Revenues	$1,634	$228,949	$122,428	$(1,866)	$351,145

Operating Expenses

Cost of sales	931	170,039	31,143	(1,107)	201,006

Operation and maintenance	(8,742)	42,791	57,422	(759)	90,712

Depreciation, depletion and amortization	696	20,562	22,973	—	44,231

Property and other taxes	360	3,095	12,087	—	15,542

Property write-downs and restructuring charges	8,669	225,827	24,800	—	259,296

	1,914	462,314	148,425	(1,866)	610,787

Operating Loss	(280)	(233,365)	(25,997)	—	(259,642)

Equity in Earnings of Joint Ventures and Subsidiaries	(171,089)	17,896	511	170,645	17,963

Other Income and (Deductions)

Interest income	8,447	1,149	1,639	(8,739)	2,496

Interest on long-term debt	91	(13,508)	(10,975)	—	(24,392)

Other interest expense	(445)	(11,244)	(2,001)	8,699	(4,991)

Dividends on preferred securities of subsidiaries	—	—	—	(8,178)	(8,178)

Investment loss	(8,500)	—	—	—	(8,500)

Minority interest	—	225	7,050	—	7,275

Other	17	(412)	529	—	134

	(390)	(23,790)	(3,758)	(8,218)	(36,156)

Loss Before Income Taxes	(171,759)	(239,259)	(29,244)	162,427	(277,835)

Income Tax Benefit	(3,254)	(86,951)	(10,906)	—	(101,111)

Net Income	(168,505)	(152,308)	(18,338)	162,427	(176,724)

Dividends on Preferred Securities	8,178	—	—	(8,178)	—

Net Loss Available for Common Stock	$(176,683)	$(152,308)	$(18,338)	$170,605	$(176,724)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATING STATEMENTS OF OPERATIONS (Unaudited)

	MCN			Eliminations
	and Other			and	Consolidated
	Subsidiaries	MCNEE	MichCon	Reclasses	Total

	Nine Months Ended September 30, 1999

	(in Thousands)

Operating Revenues	$25,419	$927,018	$806,280	$(10,488)	$1,748,229

Operating Expenses

Cost of sales	17,685	771,091	336,948	(7,552)	1,118,172

Operation and maintenance	(1,586)	109,108	193,974	(2,910)	298,586

Depreciation, depletion and amortization	2,851	49,539	73,558	—	125,948

Property and other taxes	1,126	8,386	43,337	—	52,849

Property write-downs and restructuring charges	—	52,000	—	—	52,000

	20,076	990,124	647,817	(10,462)	1,647,555

Operating Income (Loss)	5,343	(63,106)	158,463	(26)	100,674

Equity in Earnings of Joint Ventures and Subsidiaries	(29,894)	38,563	1,457	29,894	40,020

Other Income and (Deductions)

Interest income	32,470	3,088	2,861	(32,645)	5,774

Interest on long-term debt	706	(31,724)	(35,028)	—	(66,046)

Other interest expense	(9,616)	(38,867)	(5,020)	32,645	(20,858)

Dividends on preferred securities of subsidiaries	—	—	—	(31,004)	(31,004)

Loss on sale of E&P properties	—	(74,675)	—	—	(74,675)

Investment loss	—	(7,456)	—	—	(7,456)

Minority interest	—	(566)	(805)	—	(1,371)

Other	(1,071)	15,003	(303)	26	13,655

	22,489	(135,197)	(38,295)	(30,978)	(181,981)

Income (Loss) Before Income Taxes	(2,062)	(159,740)	121,625	(1,110)	(41,287)

Income Tax Provision (Benefit)	(1,215)	(54,120)	43,027	—	(12,308)

Income (Loss) Before Cumulative Effect of Accounting Change	(847)	(105,620)	78,598	(1,110)	(28,979)

Cumulative Effect of Accounting Change, Net of Taxes	—	(2,872)	—	—	(2,872)

Net Income (Loss)	(847)	(108,492)	78,598	(1,110)	(31,851)

Dividends on Preferred Securities	31,004	—	—	(31,004)	—

Net (Loss) Available for Common Stock	$(31,851)	$(108,492)	$78,598	$29,894	$(31,851)

	Nine Months Ended September 30, 1998

Operating Revenues	$10,303	$734,031	$724,442	$(9,957)	$1,458,819

Operating Expenses

Cost of sales	5,374	547,775	306,244	(5,842)	853,551

Operation and maintenance	(8,502)	108,320	181,512	(4,115)	277,215

Depreciation, depletion and amortization	2,035	64,533	68,910	—	135,478

Property and other taxes	1,531	9,382	43,342	—	54,255

Write-down of E&P properties	8,669	558,849	24,800	—	592,318

	9,107	1,288,859	624,808	(9,957)	1,912,817

Operating Income (Loss)	1,196	(554,828)	99,634	—	(453,998)

Equity in Earnings (Losses) of Joint Ventures and Subsidiaries	(305,927)	46,062	1,461	304,965	46,561

Other Income and (Deductions)

Interest income	28,019	5,314	3,573	(28,247)	8,659

Interest on long-term debt	494	(29,145)	(33,694)	—	(62,345)

Other interest expense	(1,104)	(36,647)	(7,149)	28,246	(16,654)

Dividends on preferred securities of subsidiaries	—	—	—	(27,162)	(27,162)

Loss on sale of E&P properties	—	—	—	—	—

Investment loss	(8,500)	(6,135)	—	—	(14,635)

Minority interest	—	123	5,907	—	6,030

Other	(490)	13,350	1,235	—	14,095

	18,419	(53,140)	(30,128)	(27,163)	(92,012)

Income (Loss) Before Income Taxes	(286,312)	(561,906)	70,967	277,802	(499,449)

Income Tax Provision (Benefit)	(3,010)	(210,601)	24,627	—	(188,984)

Net Income (Loss)	(283,302)	(351,305)	46,340	277,802	(310,465)

Dividends on Preferred Securities	27,162	—	—	(27,162)	—

Net Loss Available for Common Stock	$(310,464)	$(351,305)	$46,340	$304,964	$(310,465)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATING STATEMENTS OF OPERATIONS (Unaudited)

	MCN			Eliminations
	and Other			and	Consolidated
	Subsidiaries	MCNEE	MichCon	Reclasses	Total

	Twelve Months Ended September 30, 1999

	(in Thousands)

Operating Revenues	$33,378	$1,185,815	$1,115,496	$(14,581)	$2,320,108

Operating Expenses

Cost of sales	23,017	975,523	482,233	(10,378)	1,470,395

Operation and maintenance	(3,291)	153,395	264,859	(4,177)	410,786

Depreciation, depletion and amortization	4,022	68,407	97,531	—	169,960

Property and other taxes	1,314	11,400	55,433	—	68,147

Property write-downs and restructuring charges	—	52,000	—	—	52,000

	25,062	1,260,725	900,056	(14,555)	2,171,288

Operating Income (Loss)	8,316	(74,910)	215,440	(26)	148,820

Equity in Earnings (Losses) of Joint Ventures and Subsidiaries	(6,251)	53,743	1,942	6,250	55,684

Other Income and (Deductions)

Interest income	41,859	4,383	4,976	(43,210)	8,008

Interest on long-term debt	(429)	(44,400)	(46,218)	—	(91,047)

Other interest expense	(10,986)	(50,850)	(9,984)	43,212	(28,608)

Dividends on preferred securities of subsidiaries	—	—	—	(40,212)	(40,212)

Loss on sale of E&P properties	—	(74,675)	—	—	(74,675)

Investment loss	—	(7,456)	—	—	(7,456)

Minority interest	—	(424)	(985)	—	(1,409)

Other	(1,186)	22,001	(1,720)	26	19,121

	29,258	(151,421)	(53,931)	(40,184)	(216,278)

Income (Loss) Before Income Taxes	31,323	(172,588)	163,451	(33,960)	(11,774)

Income Tax Provision (Benefit)	(1,034)	(59,975)	54,217	—	(6,792)

Income (Loss) Before Cumulative Effect of Accounting Change	32,357	(112,613)	109,234	(33,960)	(4,982)

Cumulative Effect of Accounting Change, Net of Taxes	—	(2,872)	—	—	(2,872)

Net Income (Loss)	32,357	(115,485)	109,234	(33,960)	(7,854)

Dividends on Preferred Securities	40,212	—	—	(40,212)	—

Net Income (Loss) Available for Common Stock	$(7,855)	$(115,485)	$109,234	$6,252	$(7,854)

	Twelve Months Ended September 30, 1998

Operating Revenues	$15,967	$1,039,310	$1,121,762	$(14,856)	$2,162,183

Operating Expenses

Cost of sales	8,644	785,533	524,321	(9,345)	1,309,153

Operation and maintenance	(8,094)	142,953	256,844	(5,511)	386,192

Depreciation, depletion and amortization	2,609	85,107	94,529	—	182,245

Property and other taxes	1,860	12,933	57,484	—	72,277

Property write-downs and restructuring charges	8,669	558,849	24,800	—	592,318

	13,688	1,585,375	957,978	(14,856)	2,542,185

Operating Income (Loss)	2,279	(546,065)	163,784	—	(380,002)

Equity in Earnings (Losses) of Joint Ventures and Subsidiaries	(260,893)	58,974	1,807	260,152	60,040

Other Income and (Deductions)

Interest income	38,135	8,418	4,602	(38,019)	13,136

Interest on long-term debt	602	(34,691)	(45,247)	—	(79,336)

Other interest expense	(1,607)	(47,616)	(10,031)	38,273	(20,981)

Dividends on preferred securities of subsidiaries	—	—	—	(36,916)	(36,916)

Investment loss	(8,500)	(6,135)	—	—	(14,635)

Minority interest	—	99	5,481	—	5,580

Other	(417)	16,349	1,108	—	17,040

	28,213	(63,576)	(44,087)	(36,662)	(116,112)

Income (Loss) Before Income Taxes	(230,401)	(550,667)	121,504	223,490	(436,074)

Income Tax Provision (Benefit)	(2,166)	(211,562)	43,232	—	(170,496)

Net Income (Loss)	(228,235)	(339,105)	78,272	223,490	(265,578)

Dividends on Preferred Securities	36,916	—	—	(36,916)	—

Net Income (Loss) Available for Common Stock	$(265,151)	$(339,105)	$78,272	$260,406	$(265,578)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATING STATEMENT OF FINANCIAL POSITION (Unaudited)

	MCN			Eliminations
	and Other			and	Consolidated
	Subsidiaries	MCNEE	MichCon	Reclasses	Total

	September 30, 1999

	(in Thousands)

ASSETS
Current Assets

Cash and cash equivalents, at cost	$80	$18,393	$11,880	$—	$30,353

Accounts receivable	5,450	239,004	111,434	(38,429)	317,459

Less — Allowance for doubtful accounts	168	1,652	14,396	—	16,216

Accounts receivable, net	5,282	237,352	97,038	(38,429)	301,243

Accrued unbilled revenues	321	—	21,178	—	21,499

Gas in inventory	—	128,196	110,170	—	238,366

Property taxes assessed applicable to future periods	284	1,529	37,692	—	39,505

Other	6,171	59,589	38,609	(47,570)	56,799

	12,138	445,059	316,567	(85,999)	687,765

Deferred Charges and Other Assets

Deferred income taxes	9,248	106,934	—	(105,038)	11,144

Investments in debt and equity securities	—	5,217	66,653	624	72,494

Deferred swap losses and receivables	—	96,539	—	—	96,539

Deferred environmental costs	2,769	—	28,522	—	31,291

Prepaid benefit costs	783	—	146,534	(7,022)	140,295

Other	16,273	41,802	64,528	2,966	125,569

	29,073	250,492	306,237	(108,470)	477,332

Investments in and Advances to Joint Ventures and Subsidiaries	1,372,832	740,237	19,766	(1,370,353)	762,482

Property, Plant and Equipment, at cost	48,697	793,985	2,973,747	—	3,816,429

Less — Accumulated depreciation and depletion	19,537	203,718	1,464,931	—	1,688,186

	29,160	590,267	1,508,816	—	2,128,243

	$1,443,203	$2,026,055	$2,151,386	$(1,564,822)	$4,055,822

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities

Accounts payable	$5,845	$213,448	$112,090	$(40,207)	$291,176

Notes payable	57,751	181,748	132,465	(969)	370,995

Current portion of long-term debt and capital lease obligations	103,094	149	28,059	—	131,302

Federal income, property and other taxes payable	(4,359)	2,016	51,591	(43,999)	5,249

Gas payable	—	30,310	5,763	—	36,073

Customer deposits	4	—	15,762	—	15,766

Interest payable	2,270	12,259	11,930	—	26,459

Other	12,548	21,078	47,834	(1,105)	80,355

	177,153	461,008	405,494	(86,280)	957,375

Deferred Credits and Other Liabilities

Deferred income taxes	—	—	104,778	(104,778)	—

Unamortized investment tax credit	252	—	28,258	—	28,510

Tax benefits amortizable to customers	—	—	136,906	—	136,906

Deferred swap gains and payables	—	76,810	—	—	76,810

Accrued environmental costs	3,000	—	27,373	—	30,373

Minority interest	—	2,358	8,570	—	10,928

Other	12,538	45,894	48,757	(3,113)	104,076

	15,790	125,062	354,642	(107,891)	387,603

Long-Term Debt, including capital lease obligations	—	777,455	683,486	—	1,460,941

Redeemable Preferred Securities of Subsidiaries	402,900	—	—	—	402,900

Common Shareholders’ Equity

Common stock	855	5	10,300	(10,305)	855

Additional paid-in capital	967,356	956,767	230,399	(1,187,166)	967,356

Retained earnings (deficit)	(98,563)	(293,885)	467,065	(173,180)	(98,563)

Accumulated other comprehensive loss	—	(357)	—	—	(357)

Yield enhancement, contract and issuance costs	(22,288)	—	—	—	(22,288)

	847,360	662,530	707,764	(1,370,651)	847,003

	$1,443,203	$2,026,055	$2,151,386	$(1,564,822)	$4,055,822

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATING STATEMENT OF FINANCIAL POSITION (Unaudited)

	MCN			Eliminations
	and Other			and	Consolidated
	Subsidiaries	MCNEE	MichCon	Reclasses	Total

	September 30, 1998

	(in Thousands)

ASSETS
Current Assets

Cash and cash equivalents, at cost	$1,373	$48,047	$10,611	$—	$60,031

Accounts receivable	5,185	185,364	108,135	(8,673)	290,011

Less — Allowance for doubtful accounts	70	533	8,912	—	9,515

Accounts receivable, net	5,115	184,831	99,223	(8,673)	280,496

Accrued unbilled revenues	214	—	17,145	—	17,359

Gas in inventory	—	101,334	96,465	—	197,799

Property taxes assessed applicable to future periods	121	1,593	31,401	—	33,115

Other	3,904	24,980	136,736	(109,500)	56,120

	10,727	360,785	391,581	(118,173)	644,920

Deferred Charges and Other Assets

Deferred income taxes	3,387	131,597	—	(81,465)	53,519

Investments in debt and equity securities	—	5,464	37,171	351	42,986

Deferred swap losses and receivables	—	45,033	—	—	45,033

Deferred environmental costs	2,603	—	28,052	—	30,655

Prepaid benefit costs	619	—	103,814	(7,264)	97,169

Other	4,891	33,671	58,429	(272)	96,719

	11,500	215,765	227,466	(88,650)	366,081

Investments in and Advances to Joint Ventures and Subsidiaries	1,282,571	741,335	20,458	(1,281,942)	762,422

Property, Plant and Equipment, at cost	44,295	1,067,113	2,845,717	—	3,957,125

Less — Accumulated depreciation and depletion	14,889	211,170	1,377,164	—	1,603,223

	29,406	855,943	1,468,553	—	2,353,902

	$1,334,204	$2,173,828	$2,108,058	$(1,488,765)	$4,127,325

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities

Accounts payable	$2,894	$259,081	$67,591	$(11,437)	$318,129

Notes payable	107,440	211,348	204,313	(108,144)	414,957

Current portion of long-term debt and capital lease obligations	—	211,433	58,066	—	269,499

Federal income, property and other taxes payable	703	6,204	41,223	—	48,130

Deferred gas cost recovery revenues	—	—	23,899	—	23,899

Gas payable	—	21,782	28,520	—	50,302

Customer deposits	26	—	16,803	—	16,829

Interest payable	2,873	13,697	13,525	—	30,095

Other	16,680	9,534	38,112	(2,021)	62,305

	130,616	733,079	492,052	(121,602)	1,234,145

Deferred Credits and Other Liabilities

Deferred income taxes	(6,574)	—	84,652	(78,078)	—

Unamortized investment tax credit	279	—	31,362	—	31,641

Tax benefits amortizable to customers	—	—	132,676	—	132,676

Deferred swap gains and payables	—	38,556	—	—	38,556

Accrued environmental costs	3,000	—	32,000	—	35,000

Minority interest	—	2,599	9,349	—	11,948

Other	15,712	14,148	41,858	(7,264)	64,454

	12,417	55,303	331,897	(85,342)	314,275

Long-Term Debt, including capital lease obligations	—	780,781	621,745	—	1,402,526

Redeemable Preferred Securities of Subsidiaries	405,481	—	—	—	405,481

Common Shareholders’ Equity

Common stock	791	5	10,300	(10,305)	791

Additional paid-in capital	813,809	797,852	230,399	(1,028,251)	813,809

Retained earnings (deficit)	(6,622)	(178,400)	421,665	(243,265)	(6,622)

Accumulated other comprehensive loss	—	(14,792)	—	—	(14,792)

Yield enhancement, contract and issuance costs	(22,288)	—	—	—	(22,288)

	785,690	604,665	662,364	(1,281,821)	770,898

	$1,334,204	$2,173,828	$2,108,058	$(1,488,765)	$4,127,325

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATING STATEMENT OF FINANCIAL POSITION (Unaudited)

	MCN			Eliminations
	and Other			and	Consolidated
	Subsidiaries	MCNEE	MichCon	Reclasses	Total

	December 31, 1998

	(in Thousands)

ASSETS
Current Assets

Cash and cash equivalents, at cost	$1,400	$9,036	$6,603	$—	$17,039

Accounts receivable	10,039	265,312	151,746	(17,312)	409,785

Less — Allowance for doubtful accounts	84	653	8,928	—	9,665

Accounts receivable, net	9,955	264,659	142,818	(17,312)	400,120

Accrued unbilled revenues	1,121	—	86,767	—	87,888

Gas in inventory	—	90,418	56,969	—	147,387

Property taxes assessed applicable to future periods	214	1,172	71,165	—	72,551

Other	5,143	11,872	30,169	(4,712)	42,472

	17,833	377,157	394,491	(22,024)	767,457

Deferred Charges and Other Assets

Deferred income taxes	3,305	128,807	—	(81,565)	50,547

Investments in debt and equity securities	—	3,548	65,556	601	69,705

Deferred swap losses and receivables	—	63,147	—	—	63,147

Deferred environmental costs	2,604	—	28,169	—	30,773

Prepaid benefit costs	—	—	113,879	(2,104)	111,775

Other	9,401	26,870	59,007	3,662	98,940

	15,310	222,372	266,611	(79,406)	424,887

Investments in and Advances to Joint Ventures and Subsidiaries	1,534,180	782,471	19,343	(1,532,763)	803,231

Property, Plant and Equipment, at cost	48,681	1,103,716	2,889,020	—	4,041,417

Less — Accumulated depreciation and depletion	17,210	229,944	1,396,940	—	1,644,094

	31,471	873,772	1,492,080	—	2,397,323

	$1,598,794	$2,255,772	$2,172,525	$(1,634,193)	$4,392,898

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities

Accounts payable	$4,123	$218,851	$98,891	$(17,516)	$304,349

Notes payable	260,771	137,762	221,169	(851)	618,851

Current portion of long-term debt and capital lease obligations	—	211,433	58,288	—	269,721

Federal income, property and other taxes payable	1,441	6,965	61,059	—	69,465

Deferred gas cost recovery revenues	—	—	14,980	—	14,980

Gas payable	—	17,332	25,337	—	42,669

Customer deposits	22	—	18,769	—	18,791

Interest payable	2,835	16,519	10,960	—	30,314

Other	15,502	8,757	56,262	(2,525)	77,996

	284,694	617,619	565,715	(20,892)	1,447,136

Deferred Credits and Other Liabilities

Deferred income taxes	(10,308)	—	88,567	(78,259)	—

Unamortized investment tax credit	272	—	29,784	—	30,056

Tax benefits amortizable to customers	—	—	130,120	—	130,120

Deferred swap gains and payables	—	62,956	—	—	62,956

Accrued environmental costs	3,000	—	32,000	—	35,000

Minority interest	—	2,697	8,201	—	10,898

Other	10,435	15,741	51,460	(2,197)	75,439

	3,399	81,394	340,132	(80,456)	344,469

Long-Term Debt, including capital lease obligations	—	687,333	619,835	—	1,307,168

Redeemable Preferred Securities of Subsidiaries	502,203	—	—	—	502,203

Common Shareholders’ Equity

Common stock	797	5	10,300	(10,305)	797

Additional paid-in capital	832,966	1,071,390	230,399	(1,301,789)	832,966

Retained earnings (deficit)	(2,977)	(185,393)	406,144	(220,751)	(2,977)

Accumulated other comprehensive loss	—	(16,576)	—	—	(16,576)

Yield enhancement, contract and issuance costs	(22,288)	—	—	—	(22,288)

	808,498	869,426	646,843	(1,532,845)	791,922

	$1,598,794	$2,255,772	$2,172,525	$(1,634,193)	$4,392,898

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Concluded)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (Unaudited)

	MCN			Eliminations
	and Other			and	Consolidated
	Subsidiaries	MCNEE	MichCon	Reclasses	Total

	Nine Months Ended September 30, 1999

	(in Thousands)

Net Cash Flow From Operating Activities	$51,563	$30,059	$177,343	$(47,466)	$211,499

Cash Flow From Financing Activities

Notes payable, net	(203,020)	43,986	(88,704)	(118)	(247,856)

Capital contributions paid to affiliates, net	—	(114,623)	—	114,623	—

Dividends paid	(63,735)	—	(17,500)	17,500	(63,735)

Preferred securities dividends paid	(31,004)	—	—	31,004	—

Issuance of common stock	132,544	—	—	—	132,544

Reacquisition of common stock	(780)	—	—	—	(780)

Issuance of long-term debt	—	—	106,535	—	106,535

Long-term commercial paper and bank borrowings, net	—	92,344	—	—	92,344

Retirement of long-term debt and preferred securities	—	(212,960)	(76,479)	—	(289,439)

Net cash provided from (used for) financing activities	(165,995)	(191,253)	(76,148)	163,009	(270,387)

Cash Flow From Investing Activities

Capital expenditures	(882)	(138,232)	(94,296)	—	(233,410)

Acquisitions	—	(33,071)	—	—	(33,071)

Investment in debt and equity securities, net	—	(3,452)	(1,097)	(23)	(4,572)

Investment in joint ventures and subsidiaries	113,623	(61,558)	(14)	(114,623)	(62,572)

Sale of property and joint venture interests	—	411,867	—	(2,251)	409,616

Other	371	(5,003)	(511)	1,354	(3,789)

Net cash provided from (used for) investing activities	113,112	170,551	(95,918)	(115,543)	72,202

Net Increase (Decrease) in Cash and Cash Equivalents	(1,320)	9,357	5,277	—	13,314

Cash and Cash Equivalents, January 1	1,400	9,036	6,603	—	17,039

Cash and Cash Equivalents, September 30	$80	$18,393	$11,880	$—	$30,353

	Nine Months Ended September 30, 1998

Net Cash Flow From Operating Activities	$37,775	$11,228	$218,035	$(29,540)	$237,498

Cash Flow From Financing Activities

Notes payable, net	107,440	138,592	(37,378)	(105,066)	103,588

Capital contributions paid to affiliates, net	—	(38,554)	—	38,554	—

Dividends paid	(61,887)	—	—	—	(61,887)

Preferred securities dividends paid	(27,162)	—	—	27,162	—

Issuance of common stock	14,742	—	—	—	14,742

Issuance of long-term debt	—	305,709	153,052	—	458,761

Long-term commercial paper, net	—	109,643	—	—	109,643

Retirement of long-term debt	(100,365)	(101,192)	(124,637)	—	(326,194)

Other	—	8,243	—	—	8,243

Net cash provided from (used for) financing activities	(67,232)	422,441	(8,963)	(39,350)	306,896

Cash Flow From Investing Activities

Capital expenditures	(6,632)	(278,256)	(105,179)	—	(390,067)

Acquisitions	—	(36,731)	—	—	(36,731)

Investment in debt and equity securities, net	—	48,347	(2,061)	—	46,286

Investment in joint ventures and subsidiaries	(1,250)	(165,776)	49	—	(166,977)

Sale of property and investment in joint ventures	—	46,060	—	(2,026)	44,034

Other	38,689	(24,385)	(105,623)	70,916	(20,403)

Net cash provided from (used for) investing activities	30,807	(410,741)	(212,814)	68,890	(523,858)

Net Increase (Decrease) in Cash and Cash Equivalents	1,350	22,928	(3,742)	—	20,536

Cash and Cash Equivalents, January 1	23	25,119	14,353	—	39,495

Cash and Cash Equivalents, September 30	$1,373	$48,047	$10,611	$—	$60,031

OTHER INFORMATION

EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit
Number	Description

12-1	Computation of Ratio of Earnings to Fixed Charges for MCN Energy Group Inc.
12-2	Computation of Ratio of Earnings to Fixed Charges for MCN Energy Enterprises Inc.
27-1	1999 Financial Data Schedule
27-2	1998 Financial Data Schedule

(b)  Reports on Form 8-K

MCN filed a report on Form 8-K dated September 22, 1999, under Item 5, with respect to the offering by MCN Energy Enterprises Inc. of up to $620,000,000 of its unsecured notes, designated as Medium-Term Notes, Series C (Offered Notes) pursuant to the registration statement of the registrant and MCN Energy Enterprises Inc. on Form S-3 (No. 333-47137) filed with the Securities and Exchange Commission under the Securities Act of 1933. The following documents were filed as Exhibits thereto:

•	Distribution Agreement dated September 22, 1999 with respect to the Offered Notes.

•	Form of Note with respect to the Offered Notes.

MCN filed a report on Form 8-K dated October 4, 1999, under Item 5, announcing that it had entered into an Agreement and Plan of Merger, dated as of October 4, 1999, among MCN, DTE Energy Company, and DTE Enterprises, Inc., pursuant to which MCN and DTE Enterprises, Inc. will merge, with DTE Enterprises, Inc. as the surviving corporation in the merger. The following documents were filed as Exhibits thereto:

•	Agreement and Plan of Merger, dated as of October 4, 1999, by and among MCN Energy Group Inc., DTE Energy Company, and DTE Enterprises, Inc.

•	Press Release, dated October 5, 1999

MCN filed a report on Form 8-K dated October 15, 1999, under Item 5, with respect to management’s decision, in August 1999, to retain its natural gas producing properties in Michigan. In the 1998 MCN Annual Report on Form 10-K/ A, MCN accounted for its Exploration & Production (E&P) segment, which included these properties, as a discontinued operation. Accordingly, E&P’s operating results for prior periods have been reclassified from discontinued operations to continuing operations. The decision to retain these properties was based on the interaction of two factors. MCN significantly revised its strategic direction. Key aspects of the new corporate strategy include a Midwest-to-Northeast regional focus rather than a North American focus, and an emphasis on achieving operational efficiencies and growth through the integration of existing businesses. Shortly thereafter, the bid for the Michigan properties was lowered significantly. The lower price was unacceptable, especially in light of MCN’s new strategic direction. The following documents were filed as Exhibits thereto:

•	MCN Energy Group Inc. 1998 Annual Report reflecting the E&P segment reclassified as a continuing operation

•	March 31, 1999 and June 30, 1999 Quarterly Operating Results and Common Stock Prices

•	MCN 1998 Financial Data Schedule

•	MCN 1997 Financial Data Schedule

•	MCN 1996 Financial Data Schedule

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MCN ENERGY GROUP INC.

Date: November 12, 1999

By:	/s/ GERARD KABZINSKI

Gerard Kabzinski
Vice President and Controller

EXHIBIT INDEX

Exhibit
Number	Description

12-1	Computation of Ratio of Earnings to Fixed Charges for MCN Energy Group Inc.
12-2	Computation of Ratio of Earnings to Fixed Charges for MCN Energy Enterprises Inc.
27-1	1999 Financial Data Schedule
27-2	1998 Financial Data Schedule