Form 10-K405
period 1999-12-31
MCN ENERGY GROUP INC
filed 2000-03-29
CIK 837579

_________________________________________________________________________
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999	Commission file number 1-10070

MCN ENERGY GROUP INC.

(Exact name of registrant as specified in its charter)

Michigan	38-2820658

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 Griswold Street, Detroit, Michigan	48226
(Address of principal executive offices)	(Zip Code)
313-256-5500
(Registrant’s telephone number, including area code)

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

Securities registered pursuant to Section 12(g) of the Act:  None.

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X  No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.  (X)

      The aggregate market value of MCN Energy Group Inc. Common Stock, $.01 par value per share, held by non-affiliates as of February 29, 2000 was $2.061 billion based on 85,655,381 outstanding shares and the closing price on that day (New York Stock Exchange Composite Transactions).

Documents Incorporated by Reference:

None.

GLOSSARY

Antrim Gas	Natural gas produced from shallow wells in the Devonian (Antrim) shale formations.

Capital Investments	MCN’s consolidated capital expenditures plus acquisitions and MCN’s share of capital expenditures of joint ventures, less the minority partners’ share of consolidated capital expenditures.

Citizens	Citizens Gas Fuel Company; a wholly owned natural gas distribution subsidiary of MCN in Adrian, Michigan.

Cogeneration	The production of electricity and another form of energy, usually steam, from a single fuel source such as natural gas.

Diversified Energy Group	MCN’s Pipelines & Processing, Electric Power, Energy Marketing and Exploration & Production businesses.

End User Transportation	A gas delivery service historically provided to large-volume commercial and industrial customers who purchase natural gas directly from producers or brokerage companies. Under MichCon’s customer choice program that began in 1999, this service is also provided to residential customers and small-volume commercial and industrial customers.

FERC	Federal Energy Regulatory Commission; a federal agency that determines the interstate rates and regulations of interstate pipelines.

Gas Gathering	The process of collecting natural gas from gas wells and then transporting the gas through pipelines to processing plants or major pipelines.

Gas Processing	For MCN, the removal of carbon dioxide and petroleum liquids from natural gas so it meets market quality standards.

Gas Storage	The process of injecting, storing and withdrawing natural gas from a depleted underground natural gas field or salt cavern.

GCR	Gas Cost Recovery; a process, in effect through 1998, by which MichCon, through annual gas cost proceedings before the Michigan Public Service Commission, was allowed to recover its reasonable and prudent cost of gas sold.

Intermediate Transportation	A gas delivery service provided to producers, brokers and other gas companies that own the natural gas, but are not the ultimate consumers.

i

GLOSSARY (CONCLUDED)

Methanol	A form of alcohol manufactured from various feedstocks, including natural gas, and used as a solvent, antifreeze and high octane fuel.

MCN	MCN Energy Group Inc. and its subsidiaries.

MCNEE	MCN Energy Enterprises Inc., a wholly owned subsidiary of MCN that is the holding company of MCN’s Diversified Energy group subsidiaries.

MichCon	Michigan Consolidated Gas Company; an indirect, wholly owned natural gas distribution and intrastate transmission subsidiary of MCN.

MichCon Pipeline	MichCon Pipeline Co., a wholly owned subsidiary of MichCon that engages in pipeline projects through its subsidiaries.

MPSC	Michigan Public Service Commission; a state agency that regulates, among other things, the intrastate aspects of the natural gas industry within Michigan.

Normal Weather	The average annual degree days in MCN’s Gas Distribution service area during a recent 30-year period.

Spot Market	The buying and selling of natural gas on a short-term basis, typically month-to-month.

Units of Measurement

Bcf	Billion cubic feet of gas.

MBbl	Thousand barrels, which is a unit of measurement of oil and other petroleum liquids.

Mcf	Thousand cubic feet of gas.

MMcf	Million cubic feet of gas.

MW	Megawatts, or million watts of electricity.

/d	Added to various units of measurement to denote units per day.

/e	Added to various units of measurement to facilitate comparison of the Btu content between natural gas, crude oil and condensate. It assumes a ratio of 6 Mcf of natural gas per barrel of oil or condensate.

ii

		PAGE
		NUMBER
CONTENTS
PART I

Item 1.	Business	1

Item 2.	Properties	22

Item 3.	Legal Proceedings	24

Item 4.	Submission of Matters to a Vote of Security Holders	26

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters	27

Item 6.	Selected Financial Data	28

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	58

Item 8.	Financial Statements and Supplementary Data	59

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	116

PART III

Item 10.	Directors and Executive Officers of the Registrant	117

Item 11.	Executive Compensation	120

Item 12.	Security Ownership of Certain Beneficial Owners and Management	125

Item 13.	Certain Relationships and Related Transactions	125

PART IV

Item 14.	Exhibits, Financial Statement Schedule, and Reports on Form 8-K	127

SIGNATURES		132

iii

FORWARD-LOOKING STATEMENTS

This Form 10-K includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve certain risks and uncertainties that may cause actual future results to differ materially from those contemplated, projected, estimated or budgeted in such forward-looking statements. Factors that may impact forward-looking statements include, but are not limited to, the following: (i) the effects of weather and other natural phenomena; (ii) increased competition from other energy suppliers as well as alternative forms of energy; (iii) the capital intensive nature of MCN’s business; (iv) economic climate and growth in the geographic areas in which MCN does business; (v) the uncertainty of gas and oil reserve estimates; (vi) the timing and extent of changes in commodity prices for natural gas, natural gas liquids, methanol, electricity and crude oil; (vii) the nature, availability and projected profitability of potential projects and other investments available to MCN; (viii) conditions of capital markets and equity markets; (ix) the timing and results of major transactions; (x) the effects of changes in governmental policies and regulatory actions, including income taxes, environmental compliance and authorized rates; (xi) the timing, nature and impact of Year 2000 activities; and (xii) the timing and completion of the pending merger.

PART I

ITEM 1. BUSINESS

MCN Energy Group Inc., a Michigan corporation organized in 1988, is an integrated energy company with approximately $4.2 billion in assets at December 31, 1999 and revenues of approximately $2.5 billion in 1999. MCN is primarily involved in natural gas production, gathering, processing, transmission, storage and distribution, electric power generation and energy marketing. On December 31, 1999, MCN and its subsidiaries had 2,970 employees.

On August 2, 1999, MCN announced a significantly revised strategic direction that includes:

•	Focusing on the Midwest-to-Northeast region;

•	Emphasizing operational efficiencies and growth through the integration of existing businesses;

•	Retaining its natural gas producing properties in Michigan while selling its other exploration and production oil and gas properties;

•	Reducing capital investment levels over the next several years to approximately $150 million to $350 million annually.

Prior to revising its strategic direction, MCN’s strategy was to build a portfolio of diverse, non-operated energy investments. The prior strategy also included selling all of MCN’s oil and gas properties and having planned capital investment levels of $600 million to $750 million annually, which would be invested primarily in North America.

To achieve the operating efficiencies expected from the new strategic direction, MCN is reorganizing into the following business segments: Gas Distribution; Midstream & Supply; Energy

ITEM 1. BUSINESS (CONTINUED)

Marketing; Power; and Energy Holdings. MCN expects to begin reporting its operating results based on the new segments in 2000.

•	Gas Distribution is responsible for MCN’s regulated utility operations. Gas Distribution consists principally of Michigan Consolidated Gas Company (MichCon), the largest gas utility in Michigan.

•	Midstream & Supply develops and manages MCN’s gas producing, gathering, processing, storage and transmission facilities within the Midwest-to-Northeast target region. It also integrates all of the company’s gas-supply functions, including purchasing the commodity itself and aggregating the transportation and storage capacity required to deliver the gas for the Gas Distribution, Energy Marketing and Power segments.

•	Energy Marketing consists of MCN’s non-regulated marketing activities primarily to industrial and commercial customers, both inside and outside the Gas Distribution segment’s service areas. The segment also provides full-service energy solutions to business customers.

•	Power develops and manages independent electric power projects that produce electricity and other useful forms of thermal energy, such as steam.

•	Energy Holdings manages and seeks to maximize the value of existing ventures outside MCN’s target region. It consists of gas gathering and processing investments in major U.S. producing basins, as well as non-regional electric power ventures.

During 1999, MCN continued reporting through two major business groups: Diversified Energy and Gas Distribution.

Diversified Energy, operating through MCN Energy Enterprises Inc. (MCNEE), formerly MCN Investment Corporation, is a wholly owned subsidiary of MCN and serves as a holding company for MCN’s non-utility businesses. MCNEE is involved in the following segments:

•	Pipelines & Processing has pipeline, gathering, processing and related facilities in major supply areas.

•	Electric Power has joint venture interests in electric power generation facilities. Electric Power also provides fuel management services and supplies gas to power generation facilities under long-term sales contracts.

•	Energy Marketing sells premium, reliable bundled energy services to large-volume customers and has rights to market-area storage capacity. Energy Marketing also sells gas to other gas marketers and brokerage companies.

•	Exploration & Production (E&P) is engaged in natural gas and oil exploration, development and production.

Gas Distribution consists principally of MichCon, a natural gas utility serving approximately 1.2 million customers in more than 530 communities throughout Michigan. MichCon is subject to the

ITEM 1. BUSINESS (CONTINUED)

accounting requirements and rate regulation of the MPSC with respect to the distribution and intrastate transportation of natural gas. Gas Distribution also includes Citizens Gas Fuel Company (Citizens) a small gas utility serving approximately 15,000 customers in Adrian, Michigan. Citizens’ rates are regulated by the Adrian Gas Rate Commission.

PENDING MERGER

MCN and DTE Energy Company (DTE) have signed a definitive merger agreement, dated October 4, 1999, under which DTE will acquire all outstanding shares of MCN common stock. The boards of directors and the shareholders of both companies have approved the proposed merger. The transaction is subject to regulatory approvals and other customary merger conditions. The transaction is expected to close in mid-2000. Refer to “Item 8. Financial Statements and Supplementary Data, Note 2 – Merger Agreement with DTE Energy Company,” page 69 of this report, for additional information on the proposed merger.

FINANCIAL AND OPERATING INFORMATION

MCN experienced a net loss of $30.8 million, or $.37 per share in 1999, compared to a net loss of $286.5 million, or $3.63 per share in 1998. Both years reflect several unusual charges totaling $98.3 million, or $1.18 per share in 1999 and $389.6 million, or $4.94 per share in 1998. Additionally, 1999 results include merger costs that reduced earnings by $22.7 million or $.27 per share, as well as a change in accounting for start-up costs that reduced earnings by $2.8 million or $.03 per share. Excluding the unusual charges, merger costs and accounting change, MCN had 1999 earnings of $93.0 million, or $1.11 per share compared to 1998 earnings of $103.1 million, or $1.31 per share. The earnings comparisons reflect the effects of reduced contributions from Diversified Energy’s operating segments, largely due to asset sales, which more than offset the benefits of MichCon’s new gas sales program and more favorable weather.

MCN’s results in 1998 before unusual charges decreased $30.1 million, or $.48 per diluted share from 1997 earnings of $133.2 million, or $1.79 per diluted share. The decline reflects low energy prices, abnormally warm weather and higher financing costs, partially offset by reduced operating costs in the Gas Distribution segment. All per share comparisons were also affected by an increase in the average number of shares outstanding due to the issuance of 5,865,000 shares in April 1999 and 9,775,000 shares in June 1997.

The amount and percentage of revenue contributed by each MCN segment follows:

Revenue by Segment (in Thousands)*

	1999		1998		1997

Pipelines & Processing	$24,792	1.0%	$20,856	1.0%	$6,971	.3%

Electric Power	52,207	2.1	47,131	2.3	51,804	2.4

Energy Marketing	1,198,709	48.3	767,068	37.8	743,793	33.7

Exploration & Production	43,370	1.8	150,504	7.4	144,033	6.5

Gas Distribution	1,161,990	46.8	1,045,139	51.5	1,261,266	57.1

MCN Consolidated	$2,481,068	100.0%	$2,030,698	100.0%	$2,207,867	100.0%

*	Excludes intercompany transactions

ITEM 1. BUSINESS (CONTINUED)

MCN’s investments in joint ventures contribute significantly to earnings. These investments are accounted for under the equity method and therefore do not impact revenues. For a discussion of each segment’s operating and joint venture income refer to “Item 7. Management’s Discussion & Analysis” (MD&A), page 30 of this report. Following are key statistics for each of MCN’s business segments:

	1999	1998	1997

Operating Statistics*
Pipelines & Processing**

Methanol produced (million gallons)	57.4	60.4	60.8

Transportation (Bcf)	208.6	175.5	116.0

Gas processed (Bcf):

Carbon dioxide treatment	51.8	48.9	42.8

Natural gas liquids removal	73.1	45.1	21.8

	124.9	94.0	64.6

Electric Power**

Electricity sales (thousands of MW hours)	2,755.8	3,805.0	1,843.3
Energy Marketing**

Gas sales (Bcf)	585.7	454.7	343.7

Exchange gas deliveries (Bcf)	11.9	11.0	15.1

	597.6	465.7	358.8

Exploration & Production
Gas and oil production (Bcf equivalent)

Michigan	27.3	28.0	30.2

Appalachia	22.6	19.1	10.9

Western and Midcontinent/ Gulf Coast	18.9	50.8	57.2

	68.8	97.9	98.3

Gas Distribution

Gas sales (Bcf)	181.8	172.2	209.1

End user transportation (Bcf)	152.0	140.3	145.1

Intermediate transportation (Bcf)	531.9	537.5	586.5

	865.7	850.0	940.7

*	Includes intercompany transactions

**	Includes MCN’s share of joint ventures

For a detailed discussion of MCN’s results of operation and additional financial information by segment refer to “Item 7. MD&A,” page 30 of the report, and to “Item 8. Financial Statements and Supplementary Data, Note 18 – Segment Information,” page 97 of this report.

ITEM 1. BUSINESS (CONTINUED)

DIVERSIFIED ENERGY

PIPELINES & PROCESSING

Strategy and Competitive Environment

Pipelines & Processing intends to focus on opportunities in the Midwest-to-Northeast region that supply natural gas to meet growing demand. Much of the growth in the demand for natural gas in the United States is expected within the Mid-Atlantic and New England regions. These regions currently lack the pipeline capacity and low-cost storage necessary to deliver gas volumes to meet growing demand. As subsequently discussed, Portland Natural Gas Transmission System (PNGTS), Millennium Pipeline (Millennium) and Vector Pipeline (Vector) are interstate pipeline projects that are intended to fill a large portion of that need, and are complemented by MCN’s significant storage capacity.

Business Developments

Pipelines & Processing anticipates capital investments of approximately $130 million in 2000. Approximately $120 million was invested in 1999, which compares with $333 million invested in 1998 and $172 million in 1997.

Below is a listing of projects MCN has invested in over the past several years. The facilities are divided into three categories: i) Regional Facilities, which represent assets inside the target region that have become part of the new Midstream & Supply segment and will be integrated with MCN’s other gas functions; ii) Non-Regional Facilities, which include assets outside the target region that have become part of the new Energy Holding segment, and; iii) Coal Fines Plants, four of which were sold in 1999.

Regional Facilities:

Construction started on the 292-mile PNGTS project in June 1998 and it was placed in service during the first quarter of 1999. MCN owns a 16.4% interest in this $425 million venture, which has the capability to transport up to 360 million cubic feet per day (MMcf/d) from the Canadian border to the northeastern United States. MCN’s share of deliveries was 3.2 billion cubic feet (Bcf) during 1999.

The Vector project has become a front-runner among competing projects to provide a new transportation link for up to 1 Bcf/d of new supply coming into the Chicago area to growing markets in eastern Canada and in the Midwest and Northeast regions of the U.S. The project has received authorizations from the Federal Energy Regulatory Commission (FERC) and Canada’s National Energy Board. Construction of this $500 million project began in January 2000 and is expected to be completed by November 2000. Pipelines & Processing holds a 25% interest in this project and has also contracted for 25% of its delivery capacity. MichCon will lease a portion of its transmission system to the project, thereby providing additional earnings to MCN while reducing Vector’s cost and environmental impact.

Pipelines & Processing has a 10.5% interest in Millennium which will link up with Vector through the Dawn, Ontario hub and run through New York. This 442-mile, $685 million pipeline will carry

ITEM 1. BUSINESS (CONTINUED)

700 MMcf/d to markets on the Atlantic Seaboard. The initially proposed in-service date of November 2000 has been delayed pending approval of the project by the FERC.

In Michigan, gas processing capacity was expanded to 202 MMcf/d in 1999 from 195 MMcf/d in 1998. Pipelines & Processing now has an average interest of 89% in seven such plants that extract carbon dioxide (CO2) from Antrim gas production.

Non-Regional Facilities:

During 1998, the Dauphin Island Gathering Partners (DIGP) venture proceeded with the second phase of its expansion, which was completed in the 1999 first quarter. The project raised this natural gas system’s delivery capacity to 1.1 Bcf per day (Bcf/d), up from pre-expansion capacity of 680 MMcf/d. DIGP also signed definitive agreements with producers in the Gulf of Mexico to commit significant new deep-water natural gas supplies to the system. MCN owns 35% of DIGP and its share of deliveries for 1999 was 46.3 Bcf.

Pipelines & Processing’s other offshore gathering system, the one-third owned 48-mile Blue Dolphin Pipeline, has capacity of 180 MMcf equivalent per day (MMcfe/d). During 1999, this venture acquired the 75-mile offshore Black Marlin Pipeline located near Galveston, Texas that is capable of transporting up to 160 MMcf/d of gas and 2,000 barrels per day (Bpd) of liquids. MCN’s share of deliveries was 10.4 Bcf during 1999.

Elsewhere in the Midcontinent/ Gulf Coast region, Pipelines & Processing holds a 40% interest in two natural gas gathering ventures with American Central Gas Companies, Inc. In July 1997, the Foss Lake Gathering System venture was created to own and operate a 110-mile low-pressure system in the Anadarko Basin of western Oklahoma. The system has delivery capacity of 70 MMcf/d and gas processing capacity of 60 MMcf/d. MCN’s share of deliveries and gas processed was 9.6 Bcf in 1999. In December 1997, the second venture was formed to own and operate the East Texas Gathering system. It is located in an area of significant drilling activity, providing opportunity for rapid expansion. This system primarily consists of 130 miles of gas gathering lines with delivery capacity of about 200 MMcf/d and gas processing capacity of 100 MMcf/d. In 1999, MCN’s share of deliveries and gas processed was 57.8 Bcf and 17.9 Bcf, respectively.

Pipelines & Processing is a 50% partner in Copano Field Services L.P. In mid-1998, Copano built a 15-mile lateral on its Upper Gulf Coast system to connect new gas production. Delivery capacity is 415 MMcf/d, while gas processing capacity is 60 MMcf/d. In 1999, MCN’s share of deliveries and gas processed was 26.0 Bcf and 7.5 Bcf, respectively. The system now has 867 miles of pipe. Efforts are underway to acquire or build new pipeline sections to link the various non-contiguous Copano systems.

Pipelines & Processing has a 35% interest in the Jonah Gas Gathering System in Wyoming. This system has a capacity of 320 MMcf/d. MCN’s share of deliveries was 28.4 Bcf during 1999.

In 1997, Pipelines & Processing created a partnership with Petro Source Corporation to develop CO2 pipelines and marketing projects in support of enhanced oil recovery projects. As its first initiative, the partnership constructed an 82-mile, 100 MMcf/d CO2 pipeline in 1998 that connects four gas treating plants to a distribution system servicing enhanced oil recovery projects in the Permian Basin of west Texas. Pipelines & Processing has a 33% interest in this Val Verde CO2

ITEM 1. BUSINESS (CONTINUED)

pipeline, which was placed in service during the fourth quarter of 1998. MCN’s share of deliveries was 6.7 Bcf during 1999.

At the DIGP system’s onshore terminus in Alabama, the Mobile Bay Processing Partnership (MBPP) has constructed a 600 MMcf/d gas processing plant, which was placed in service in the first quarter of 1999. Effective October 1999, Pipelines & Processing sold a 14% interest in the venture, bringing its ownership to 29%. MCN’s share of gas processed was 37.2 Bcf during 1999. Related to but separate from this processing plant, Pipelines & Processing holds a 4.8% interest in a newly constructed, 210-mile, 80,000 Bpd liquids pipeline that delivers natural gas liquids extracted by MBPP and other plants to southern Louisiana markets.

In 1996, Pipelines & Processing acquired a 25% interest in Lyondell Methanol Company, L.P., a limited partnership that owns a 248 million gallon-per-year methanol production plant in Texas. Pipelines & Processing supplies a portion of the natural gas for the methanol plant. MCN’s share of methanol production in 1999 was 57.4 million gallons.

Pipelines & Processing formed the Crown Asphalt Distribution joint venture with Crown Energy Corporation in 1998. Pipelines & Processing has a 50% interest in these asphalt distribution operations, which further enhances the value of the MCN/Crown Energy Asphalt Ridge Joint Venture. The Asphalt Ridge project, in which Pipelines & Processing holds a 75% interest, recently completed construction of a 100,000 ton-per-year high-grade asphalt manufacturing plant, at a total cost of $18 million. The plant is experiencing difficulties in producing economical quantities of asphalt, and MCN is working to resolve the issues.

During 1999, KCI Compression Company L.P. was formed to provide a full range of natural gas compression services. MCN owns a 43% interest in the partnership.

In 1998, MCN advanced approximately $18 million of a $20 million commitment to a developer of a fertilizer project in the United Arab Emirates. The advance was structured as an interest-bearing loan with the possibility of being converted into an equity investment in the project. The original advance was due in September 1999. In March 2000, MCN advanced the remaining $2 million of its original commitment and restructured the entire $20 million advance plus accrued interest by taking a promissory note of $22.3 million and waiving its rights to convert the advance to equity. The note is secured by the project’s assets and is due in September 2000.

The Cardinal States Pipeline, which gathers and transports coalbed methane in Appalachia, constructed a second 30-mile pipeline in 1998, doubling delivery capacity to 225 MMcf/d to handle increasing production in the region. MCN’s share of deliveries was 17.9 Bcf during 1999. MCN sold its 50% interest in this system in early 2000.

Coal Fines Plants:

In June 1998, MCN placed into operation six plants designed to recover particles of coal that are a waste by-product of coal mining and then process those particles to create coal briquettes for sale. The economic viability of the venture is dependent on the briquettes qualifying for synthetic fuel tax credits and MCN’s ability to utilize or sell such credits. Although the plants were in service by June 30, 1998, the date specified to qualify for the tax credits, operating delays at the plants in the 1998 third quarter significantly increased the possibility that the Internal Revenue Service (IRS)

ITEM 1. BUSINESS (CONTINUED)

would challenge the project’s eligibility for tax credits. In addition, there was uncertainty as to whether MCN could utilize or sell the credits. These factors led to MCN’s decision in 1998 to record an impairment loss, equal to the carrying value of the plants, reflecting the likely inability to recover such costs.

MCN sought to maximize the value of its investment in the coal fines project, and in May 1999 filed a request with the IRS seeking a factual determination that its coal fines plants were in service on June 30, 1998. In September 1999, MCN received “in-service” determination letters from the IRS with respect to the coal plants. In the determination letters, the IRS ruled that four of the plants were in service by the June 30, 1998 deadline in order to qualify for synthetic fuel tax credits. The IRS also ruled that the two other plants did not meet the in-service requirements. MCN continues to believe these two plants also meet the requirements and appealed the unfavorable rulings.

In December 1999, MCN sold the four coal fines plants that received “in-service” determination letters to DTE in an arms-length transaction that is independent of the pending merger. The sales price will depend on total production of the four plants. DTE made an initial payment of $45 million, and this payment will be adjusted up to $152 million or down to zero based on the results of a 36-month production test period.

ELECTRIC POWER

Strategy and Competitive Environment

The Electric Power unit operates through several joint ventures to pursue power generation-related opportunities in the Midwest-to-Northeast region. Power generation projects offer the potential for multiple sources of income, such as long-term gas sales and transportation services, as well as return on the investment in the facility itself.

The majority of new power generation facilities throughout North America are expected to be gas-fired because of competitive and environmental considerations, as well as the speed with which such facilities can be brought on line. Demand for new gas-fired generation facilities in the Midwest and along the East Coast has significantly increased. In addition, U.S. electricity consumption has been growing at a 2.2% annual rate and is estimated by government and industry sources to grow more than 30% by 2015.

Business Developments

Electric Power anticipates capital investments of approximately $40 million in 2000. Approximately $130 million was invested in 1999, compared to $90 million in 1998 and $243 million in 1997.

Below is a listing of projects MCN has invested in over the past several years. The facilities are divided into three categories: i)  Facilities sold or to be sold, which include those being disposed of as part of the merger agreement with DTE; ii) Regional Facilities, which represent assets inside the target region that have become part of the new Power segment; and iii) Non-Regional Facilities, which are assets outside the target region that have become part of the Energy Holdings segment.

ITEM 1. BUSINESS (CONTINUED)

Facilities sold or to be sold:

During 1998 and 1997, Electric Power acquired an interest in Torrent Power Limited (TPL) a joint venture that holds minority interests in electric distribution companies and power generation facilities located in the state of Gujarat, India. In August 1999, MCN completed the sale of its entire interest in TPL.

As part of the merger agreement with DTE, MCN has agreed to sell its interests in five power projects, four of which are “Qualifying Facilities” as defined by the Public Utility Regulatory Policies Act of 1978, as amended. This act limits the interest in a project that can be owned by electric companies while maintaining the project’s status as a “Qualifying Facility.” In the first quarter of 2000, MCN sold its interests in the Midland Cogeneration Venture (MCV) and the Carson Cogeneration facility. Under the terms of the MCV sales agreement, if MCN’s merger with DTE is not completed, MCN may reacquire its 23% interest in the project. MCN has also reached an agreement to sell its interest in the Michigan Power Project and the Ada Cogeneration facility. These sales are expected to be completed in the second quarter of 2000. Additionally, MCN has reached an agreement in principle for the sale of its interest in the Cobisa-Person facility that is currently under construction. The sale is subject to FERC approval. Refer to “Item 8. Financial Statements and Supplementary Data, Note 2 – Merger Agreement with DTE Energy Company,” page 69 of the report, for additional information on the pending merger. Following is a discussion related to each of these facilities.

Electric Power acquired an initial 18% general partnership interest in MCV in 1997 and an additional 5% general partnership interest in 1998. MCV is a partnership that leases and operates a 1,370 MW cogeneration facility in Midland, Michigan.

In 1998, Electric Power acquired a 47 3/4% interest, subsequently reduced to a 33 1/3% interest, in a 42 MW gas-fired cogeneration plant in Carson, California.

In 1994, Electric Power acquired a 50% interest in the Michigan Power Project, a 123 MW cogeneration plant in Ludington, Michigan.

In 1990, Electric Power acquired an interest in Ada Cogeneration, which owns and operates a 30 MW natural gas-fueled cogeneration plant in western Michigan. Electric Power holds a 50% interest in this facility.

During 1998, Electric Power acquired a 95% interest in the Cobisa-Person Power project, a venture created to build, own and operate a 140 MW power plant in Albuquerque, New Mexico.

Regional Facilities:

Electric Power is a 50% general partner in Metro Energy, L.L.C. This venture, formed in 1999, will design, construct and operate an energy facility to provide all of the heating, chilling and energy requirements for the new Midfield Terminal at Detroit Metropolitan Wayne County Airport under a 30-year contract. The 17 MW facility is expected to be in full service by the end of 2001.

ITEM 1. BUSINESS (CONTINUED)

Non-Regional Facilities:

The Mobile Bay cogeneration project was placed into service along with the Mobile Bay Processing venture during the first quarter of 1999. Electric Power owns 29% of this 40 MW, natural gas-fired plant, which provides electricity and thermal energy to the processing facility.

In 1997, Electric Power acquired an approximate 65% interest in Bhote Koshi Power Company, a partnership that is constructing a 36 MW hydroelectric power plant in Nepal. Construction of the plant began in early 1997 and is scheduled to be completed in late 2000.

ENERGY MARKETING

Strategy and Competitive Environment

Energy Marketing plans to grow primarily as a provider of high-value energy supply and management services to commercial and industrial customers and other large-volume users located in the Midwest and Eastern regions of the United States and eastern Canada. These services generally entail the bundling of energy supplies, transportation and often storage capacity to provide energy to customers in a convenient and efficient manner. Bundled services are in greater demand during the winter months, when interstate pipeline capacity in certain areas of the Northeast and Midwest is constrained. Additionally, Energy Marketing sells gas to other gas marketers and brokerage companies.

Energy Marketing is able to better meet its customers’ demands through access to storage fields and other physical assets owned by affiliates. When marketing bundled gas services, access to storage capacity can provide a competitive advantage by allowing for a very reliable and flexible service while keeping operating costs low.

Energy Marketing competes against numerous marketing companies. Given the level of energy consumed in the region, the persistent need for additional electric supply, and the cost and reliability challenges that customers face, developing and marketing gas supply to power generators is expected to be a key area of growth.

Business Developments

MCN has interests in two marketing joint ventures and has contract rights for interstate transportation capacity and for long-term storage. The discussion of each is divided into two categories: i) Regional Activity, which includes investments, transportation and storage contracts that have become part of the new Energy Marketing and Midstream & Supply segments and; ii) Non-Regional Activity, which represents an investment outside the target region.

Under MCN’s revised strategy, the gas supply and storage functions, as well as gas sales to marketers and brokers, previously performed by Energy Marketing are being performed by the new Midstream & Supply segment.

Regional Activity:

Energy Marketing is involved in a joint venture that expands its market region and adds other energy sources to its market portfolio. The joint venture, U.S. CoEnergy Services, is a partnership with U.S.

ITEM 1. BUSINESS (CONTINUED)

Oil Company, Inc., formed for the purpose of selling natural gas, fuel oil and propane to target markets within Wisconsin.

Assisting Energy Marketing’s efforts is strategically selected pipeline capacity that is used to deliver gas to its markets. Energy Marketing has firm transportation service with various pipeline systems totaling over 475 MMcf/d, which is supplemented by interruptible service as needed. However, some of the contracts have high-costs and the related pipeline capacity is underutilized. Energy Marketing is continuing its efforts to optimize the utilization of its capacity under these contracts to maximize value. Among other interstate pipelines, Energy Marketing holds significant capacity in PNGTS, as well as the proposed Vector and Millennium pipelines. MCN’s Pipelines & Processing segment owns an interest in each of these interstate pipelines.

The Washington 10 storage field is strategically located in southeast Michigan, and has significantly increased the amount of gas storage capacity available to Energy Marketing. The project has converted a depleted gas reservoir to a 42 Bcf storage facility. Initial gas injection occurred in the spring of 1999, and the facility reached completion in July 1999, in time for the 1999-2000 winter heating season.

Energy Marketing has a 50% interest in the 10 Bcf Washington 28 storage field, located northeast of Detroit in Macomb County. In December 1997, Energy Marketing sold its 25% share of the 46 Bcf Blue Lake gas storage project located in northern Michigan. MichCon maintains its 25% interest in the Blue Lake venture.

In total, with the addition of Washington 10, Energy Marketing has rights to 71 Bcf of market-area storage capacity in 2000. Energy Marketing will use this storage in conjunction with its firm and interruptible transportation capacity on various pipelines to continue increasing its marketing presence in the Midwest and Northeast, as well as in eastern Canada.

Non-Regional Activity:

In 2000, Energy Marketing plans to exit from its Torch CoEnergy LLC joint venture, which primarily markets gas in areas outside of the target region.

Other

Approximately 50% of Energy Marketing’s natural gas supply in 1999 originated in the Midwest, 30% in the Midcontinent and the remaining 20% in the Northeast U.S. and Canada.

EXPLORATION & PRODUCTION

Strategy and Competitive Environment

MCN’s strategy for the E&P business is to aggressively manage the Michigan oil and gas producing assets and to optimize returns. MCN has accumulated one of the industry’s largest Antrim gas reserve bases, accounting for approximately 20% of the total Michigan Antrim gas production. During 1999, MCN participated in the drilling of 35 wells (27 net) in the Antrim formation, bringing the total drilled to 1,377 wells (1,053 net). Even though the potential natural gas recovery from the average Antrim well is less than the recovery from wells drilled in other formations, wells

ITEM 1. BUSINESS (CONTINUED)

drilled in the Antrim shale formations have a high success rate and low drilling costs, and are therefore considered relatively low risk. E&P expects to sell its 2000 gas production to the Energy Marketing, Power and Gas Distribution segments.

Business Developments

E&P had capital investments of approximately $100 million in 1999, $200 million in 1998 and $375 million in 1997 and anticipates spending approximately $30 million in 2000.

Below is a listing of properties MCN has invested in over the past several years. The facilities are divided into two categories: i)  Regional Properties, which represent properties inside the target region that have become part of the new Midstream & Supply segment; and ii) Sold Properties, which are properties outside the target region. E&P sold these non-regional properties in 1999.

MCN will maximize the profitability of its properties in Michigan by efficiently integrating production with the Pipelines & Processing and Energy Marketing segments.

Regional Properties:

The Michigan properties had 27.3 Bcfe of production in 1999. During 2000, E&P does not anticipate adding a significant amount of new reserves to its 462.7 Bcfe of proved reserves at December 31, 1999.

Sold Properties:

During 1999, MCN sold its Western, Midcontinent/ Gulf Coast and Appalachian E&P properties. These properties represented 643 Bcfe of proved reserves.

Risk Management Strategy

MCN manages commodity price risk by utilizing futures, options and swap contracts to more fully balance its portfolio of gas and oil supply and sales agreements. MCN’s Energy Marketing business coordinates all of MCN’s hedging activities to ensure compliance with risk management policies that are periodically reviewed by MCN’s Board of Directors. In late 1998, MCN began entering into offsetting positions for existing hedges of gas and oil production from properties that were sold in 1999.

GAS DISTRIBUTION

Gas Distribution serves approximately 1.2 million customers in the Detroit, Grand Rapids, Ann Arbor, Traverse City, Muskegon and Adrian metropolitan areas and in various other communities throughout Michigan. The following services are provided by Gas Distribution:

•	Gas Sales – Includes the sale and delivery of natural gas primarily to residential and small-volume commercial and industrial customers.

•	End User Transportation – A gas delivery service provided primarily to large-volume commercial and industrial customers. Additionally, the service is provided to residential customers, and small-volume commercial and industrial customers who have elected to

ITEM 1. BUSINESS (CONTINUED)

participate in MichCon’s experimental three-year customer choice program that began in April 1999. End user transportation customers purchase natural gas directly from producers or brokerage companies and utilize MichCon’s pipeline network to transport the gas to their facilities or homes.

•	Intermediate Transportation – A gas delivery service provided to producers, brokers and other gas companies that own the natural gas, but are not the ultimate consumers. Intermediate transportation customers utilize Gas Distribution’s gathering and high pressure transmission system to transport the gas to storage fields, processing plants, pipeline interconnections or other locations.

•	Other – Includes revenues from providing appliance maintenance, facility development, meter reading, heating, ventilation and air conditioning, and other energy-related services.

The amount and percentage of revenue contributed from each of these services follows:

Revenue by Service (in Thousands)

	1999		1998		1997

Gas Sales	$924,580	79.0%	$838,876	79.8%	$1,080,104	85.0%

End User Transportation	103,879	8.9	82,275	7.8	84,749	6.7

Intermediate Transportation	57,783	4.9	63,218	6.0	55,221	4.3

Other	84,358	7.2	67,405	6.4	51,212	4.0

	1,170,600	100.0%	1,051,774	100.0%	1,271,286	100.0%

Less: Affiliated Sales	8,610		6,635		10,020

	$1,161,990		$1,045,139		$1,261,266

Gas Distribution expects to achieve modest revenue growth through initiatives to expand its gas markets, its residential, commercial and industrial customer base, as well as by providing new energy-related services that capitalize on its expertise, capabilities and efficient systems.

GAS SALES

Strategy and Competitive Environment

Competition in the gas sales market comes primarily from (1) other natural gas providers, and (2) alternative fuels such as electricity, propane and, to a lesser degree, oil and wood.

Other natural gas providers – MichCon has implemented its Regulatory Reform Plan, which includes a comprehensive experimental three-year customer choice program. The customer choice program began in April 1999, and approximately 70,000 customers chose to purchase natural gas from suppliers other than MichCon. Year two and year three of the program begin April 1 of 2000 and 2001, respectively. The number of customers allowed to participate in the program is limited to 150,000 in 2000 and 225,000 in 2001. There is also a volume limitation on commercial and industrial participants of 20 Bcf in 2000 and 30 Bcf in 2001.

ITEM 1. BUSINESS (CONTINUED)

The State of Michigan is continuing its initiatives designed to give all of Michigan’s natural gas customers added choices and the opportunity to benefit from lower gas costs resulting from competition. Natural gas choice legislation is before the Michigan legislature, and if approved, would: (1) give any qualified gas supplier the opportunity to compete; (2) phase in gas choice for all Michigan customers over three to five years; and (3) replace the regulatory gas commodity pricing process with one based on market prices which allow all customers to get the benefits of market-based pricing whether they elect to stay with their utility or choose another gas commodity supplier. Natural gas choice legislation could become effective prior to the end of MichCon’s three-year customer choice program that ends in March 2002, and therefore accelerate the transition to a competitive natural gas market.

Alternative fuels – Natural gas continues to be the preferred fuel for Michigan residences and businesses. Nearly every residential and commercial developer in MichCon’s service territories selects natural gas in new construction because of the convenience, cleanliness and price advantage of natural gas compared to propane, fuel oil and other alternative fuels.

Gas Distribution continues to take steps to become the preferred provider of natural gas and high-value energy services within Michigan in order to achieve competitive financial results. To accomplish this, Gas Distribution is positioning itself to respond to changes in regulation and increased competition by reducing its cost of operations, maintaining a safe and reliable system for customers, and focusing on meeting the needs of the marketplace.

Business Developments

Gas Distribution was able to achieve record earnings during 1999, primarily as a result of margins generated under MichCon’s new three-year gas sales program. As discussed in detail in the “Regulatory Reform Plan” section on page 18 of this report, the gas sales program allows MichCon to profit from its ability to purchase gas at less than $2.95 per Mcf. Gas sales margins are expected to be lower in future years as MichCon’s fixed-price supplies in 2000 and 2001 are at prices higher than those paid in 1999. Additionally, gas sales margins will be impacted if additional customers choose to purchase their gas from other suppliers.

The gas sales service in 1999 represented approximately 21% of total deliveries, 79% of total revenues and 65% of total gross margins.

END USER TRANSPORTATION

Strategy and Competitive Environment

The primary focus of competition in this market is cost and reliability. Some large commercial and industrial customers have the capacity to switch to alternative fuel sources such as coal, electricity, oil and steam. If these customers were to choose an alternative fuel source, they would not have a need for Gas Distribution’s end user transportation service. In addition, some of these customers could bypass Gas Distribution’s pipeline system and obtain gas directly from an interstate pipeline company. However, cost differentials must be sufficient to offset the costs, risks and loss of service flexibility associated with fuel switching or bypass. Since 1988, only one of Gas Distribution’s industrial customers has bypassed its distribution system. Gas Distribution competes against

ITEM 1. BUSINESS (CONTINUED)

alternative fuel sources by providing competitive pricing and reliable supply through the use of MichCon’s extensive storage capacity.

Business Developments

As of December 1999, MichCon had end user transportation agreements with customers representing annual volumes of 159.4 Bcf. Approximately 69% of these volumes are under contracts that extend to 2001 or beyond and include the majority of the large, and most price-sensitive customers. Contracts for the remaining volumes are typically one-year contracts that expire at various times during 2000 and relate to a large number of low-volume users with relatively low price sensitivity.

Gas Distribution continues to be successful in converting customers’ facilities to natural gas from alternative fuels and in retaining those customers after conversion. Also, it has not experienced any significant fuel switching by its customers in recent years. In addition, almost all significant customers who could bypass Gas Distribution’s systems are under long-term transportation contracts. In 1999, approximately 18 Bcf of Gas Distribution’s end user transportation deliveries were to customers who chose natural gas over coal.

MichCon has implemented its experimental three-year customer choice program, and approximately 70,000 customers have chosen to purchase natural gas from suppliers other than MichCon in 1999. The number of customers allowed to participate in the program is limited to 150,000 in 2000 and 225,000 in 2001. MichCon will continue to transport and deliver the gas to the customers’ premises or homes. Accordingly, these customers will be reflected as end user transportation customers rather than gas sales customers.

In 1999, end user transportation services accounted for approximately 18% of total gas deliveries, 9% of total revenues and 16% of total gross margins.

INTERMEDIATE TRANSPORTATION

Strategy and Competitive Environment

Gas Distribution’s extensive transmission pipeline system has enabled it to generate markets for transportation services for Michigan gas producers, marketers, distribution companies and other pipeline companies that range from 500 to 600 Bcf annually. Gas Distribution operates in a pivotal geographic location with links to major interstate pipelines that reach markets elsewhere in the Midwest, the eastern United States and eastern Canada. Michigan Antrim gas production has increased significantly over the past several years, resulting in a growing demand by gas producers and brokers for intermediate transportation services.

Gas Distribution is in an excellent position to increase revenues by facilitating the transportation of new supplies of western Canadian gas from Chicago to growing markets in eastern Canada and the Northeast United States. In December 1997, MichCon entered into a long-term facility lease of its Milford-to-Belle-River Pipeline to the Vector Pipeline Partnership. A MCN Pipelines & Processing subsidiary has a 25% interest in the $500 million Vector pipeline project. Gas Distribution is

ITEM 1. BUSINESS (CONTINUED)

pursuing additional opportunities for transportation services that would further maximize the use of its transmission infrastructure.

Business Developments

In 1997, Gas Distribution expanded the transportation capacity of its northern Michigan gathering system and further enhanced this gathering system by purchasing the 44-mile Thunder Bay pipeline. Additionally, Gas Distribution placed into service a $91 million, 59-mile loop of its existing Milford-to-Belle-River Pipeline. This loop has improved the overall reliability and efficiency of Gas Distribution’s gas storage and transmission system by mitigating the risk associated with the disruption of the existing pipeline or other facilities used to supply gas to Gas Distribution’s customers. The pipeline expansions and acquisitions were needed to meet increased demand for intermediate transportation services and to provide significant off-system transportation opportunities.

In 1999, intermediate transportation services accounted for approximately 61% of total gas deliveries, 5% of total revenues and 9% of total gross margins. While intermediate transportation volumes are a significant part of total deliveries, profit margins on this service are considerably less than margins on gas sales and end user transportation services.

Effect of Weather

Gas Distribution’s gas sales, end user transportation and intermediate transportation volumes, revenues and net income are impacted by weather. Given the seasonal nature of the business, revenues and net income are concentrated in the first and fourth quarters of the calendar year. By the end of the first quarter, the heating season is largely over, and Gas Distribution typically incurs substantially reduced revenues and earnings in the second quarter and losses in the third quarter. The seasonal nature of Gas Distribution’s operations has become more pronounced as a result of MichCon’s new gas sales program. Refer to “Item 7. MD&A,” page 30 of this report for additional discussion relating to the effect of weather.

Gas Supply

As a result of MCN’s new strategic direction, the Midstream & Supply segment coordinates and integrates all of MCN’s gas-supply functions. This function includes purchasing the gas commodity itself and aggregating the transportation and storage capacity required to deliver the gas for the Gas Distribution segment as well as MCN’s other segments. Accordingly, beginning in 2000 Midstream & Supply will manage all of Gas Distribution’s supply agreements, and Gas Distribution will acquire its gas supply from Midstream & Supply.

Prior to 2000, Gas Distribution obtained its natural gas supply from various sources in different geographic areas (the Gulf Coast, the Midcontinent, Canada and Michigan) under agreements that vary in both pricing and terms. As a result of MichCon’s Regulatory Reform Plan, MichCon entered into new base supply contracts with its suppliers in 1998, ensuring price stability and supply reliability. Gas Distribution’s geographic diversity of supply, coupled with its 124 Bcf of storage capacity, ensures it will be able to meet the requirements of its existing and future customers with

ITEM 1. BUSINESS (CONTINUED)

reliable supplies of natural gas at a known cost. MichCon benefits from the Regulatory Reform Plan by being able to profit on the sale of gas as a result of: (1) the suspension of the Gas Cost Recovery (GCR) mechanism; and (2) its ability to purchase gas at less than $2.95 per Mcf, which is the fixed gas commodity component of its sales rate. MichCon has taken advantage of this opportunity and secured a substantial portion of its expected warmer-than-normal supply requirements in 2000 and 2001 at prices that help ensure continued profit contributions. Refer to “Regulatory, Rate and Governmental Matters” that follows for a discussion regarding the Regulatory Reform Plan.

Following is a listing of Gas Distribution’s sources of gas supply:

Gas Supply (Bcf)

	1999	1998	1997

Long-Term:

Michigan suppliers	99.4	94.4	97.7

Interstate suppliers	63.9	17.6	16.1

Canadian suppliers	29.9	25.9	28.2

Spot Market	4.7	29.8	60.5

Exchange Gas Receipts (Deliveries)	(7.5)	11.2	(2.3)

	190.4	178.9	200.2

MichCon has long-term firm transportation agreements expiring on various dates through 2011 with ANR Pipeline Company (ANR), Panhandle Eastern Pipeline Company (Panhandle), Viking Gas Transmission Company (Viking) and Great Lakes Gas Transmission Limited Partnership (Great Lakes). ANR was obligated to transport for MichCon up to 375 MMcf/d of supply through October 1999. Effective in November 1999, MichCon’s capacity with ANR was reduced to 285 MMcf/d. The capacity reduction results in roughly $13 million in annual cost savings. ANR capacity delivers 117.5 MMcf/d of supply sourced in the Gulf Coast, 117.5 MMcf/d sourced in the Midcontinent and 50 MMcf/d from Canada. Viking transports 50 MMcf/d of Canadian supply to the ANR system for delivery to MichCon, and Panhandle transports 2 MMcf/d of Gulf Coast supply from the ANR system for delivery to MichCon. Additional Canadian supplies of 30 MMcf/d are delivered through firm transport agreements with Great Lakes.

MichCon has supply contracts with independent Michigan producers, which expire on various dates through 2007. Many of these contracts originally tied prices to spot market indices coupled with transport rates. As a result of an MPSC Order and individually negotiated settlements, MichCon has successfully amended a number of these contracts that were previously at above-market prices to a more competitive level.

Citizens is served by Panhandle and ANR. During 1999, nearly all of Citizens’ gas purchases were from the Energy Marketing segment.

At December 31, 1999, MichCon owned and operated four natural gas storage fields in Michigan with a working storage capacity of approximately 124 Bcf. These facilities play an important role in providing reliable and cost-effective service. MichCon uses its storage capacity to supplement its

ITEM 1. BUSINESS (CONTINUED)

supply during the winter months, replacing the gas in April through October when demand and prices are generally at their lowest levels. The use of storage capacity also allows MichCon to lower its peak-day entitlement, thereby reducing interstate pipeline charges. MichCon’s gas distribution system has a maximum daily send out capability of 3.0 Bcf, with the capacity to supply nearly 70% from underground storage.

Regulatory, Rate and Governmental Matters

MichCon is subject to the jurisdiction of the MPSC as to various phases of its operations, including gas sales and transportation rates, service and accounting. Citizens’ rates are set by the Adrian Gas Rate Commission, a municipal commission. Other various phases of Citizens’ operations are subject to the jurisdiction of the MPSC. Both MichCon and Citizens are subject to the requirements of other regulatory agencies with respect to safety, the environment and health.

Regulatory Reform Plan: In April 1998, the MPSC approved MichCon’s Regulatory Reform Plan. The plan includes a comprehensive experimental three-year customer choice program open to all of MichCon’s 1.2 million residential and commercial customers, subject to annual caps on the level of participation. The customer choice program began April 1, 1999, with approximately 70,000 customers choosing to purchase natural gas from suppliers other than MichCon. Year two and year three of the program begin April 1 of 2000 and 2001, respectively. The number of customers allowed to participate in the program is limited to 150,000 in 2000 and 225,000 in 2001. There is also a volume limitation on commercial and industrial participants of 20 Bcf in 2000 and 30 Bcf in 2001. MichCon will continue to transport and deliver the gas to the customers’ premises at prices that generate favorable margins.

The Regulatory Reform Plan also suspended the GCR mechanism for customers who continue to purchase gas from MichCon, and fixed the gas price component of MichCon’s sales rates at $2.95 per Mcf for the three-year period that began in January 1999. The suspension of the GCR mechanism allows MichCon to profit from its ability to purchase gas at less than $2.95 per Mcf. Prior to 1999, MichCon did not generate earnings on the gas commodity portion of its operations. As part of its gas acquisition strategy, MichCon has entered into fixed-price contracts at costs below $2.95 per Mcf for a substantial portion of its expected gas supply requirements through 2001. This strategy has produced favorable margins in 1999 and is likely to continue producing favorable margins through 2001. The level of margins generated from selling gas will be affected by the costs of gas supply and the number of customers who ultimately choose to purchase gas from suppliers other than MichCon under the three-year customer choice program.

The Plan also encompasses an income sharing mechanism that allows customers to share in profits when actual returns on equity from utility operations exceed predetermined thresholds. Although the Plan increases MichCon’s risk associated with generating margins that cover its gas costs, management believes this Plan will have a favorable impact on future earnings.

Proposed Legislation: The State of Michigan is continuing its initiatives designed to give all of Michigan’s natural gas customers added choices and the opportunity to benefit from lower gas costs resulting from competition. Natural gas choice legislation is before the Michigan legislature and, if approved, would: (1) give any qualified gas supplier the opportunity to compete; (2) phase in gas

ITEM 1. BUSINESS (CONTINUED)

choice for all Michigan customers over three to five years; and (3) replace the regulatory gas commodity pricing process with one based on market prices that allows all customers to get the benefits of market-based pricing whether they elect to stay with their utility or choose another gas commodity supplier. Natural gas choice legislation could become effective prior to the end of MichCon’s three-year customer choice program that ends in March 2002, and therefore accelerate the transition to a competitive natural gas market.

General Rate Proceedings: MichCon received MPSC authorization to defer manufactured gas plant (MGP) investigation and remediation costs in excess of the $11.7 million previously reserved. In 1999, MichCon depleted the initial reserve. Costs incurred in excess of the initial reserve are being deferred and amortized over a 10-year period beginning in the year subsequent to the year environmental investigation and remediation costs are paid. The recovery of any investigation and remediation costs incurred will be reviewed in a future rate case.

MichCon filed an application with the MPSC in 1996 requesting authority to decrease depreciation rates from an average rate of 4.1% to 3.5%. In December 1997, the MPSC issued an order approving a reduction in annual depreciation costs by more than $16 million. The Michigan Attorney General appealed the depreciation order. In June 1999, MichCon received a favorable ruling to this appeal by the Michigan Court of Appeals, which affirmed the MPSC order approving the lower depreciation rates without a corresponding gas rate reduction.

In 1994, Citizens entered into a rate agreement with the municipal commission that sets Citizens’ rates. Under the terms of this agreement, which went into effect in January 1995, Citizens received a 3% rate increase, and its rates were frozen for five years. The rate agreement, which expired in January 2000, has been temporarily extended until a new agreement can be finalized. The rate agreement provides Citizens’ customers with known prices and MCN with an opportunity to control costs and continue to earn a reasonable rate of return.

Gas Cost Recovery: Prior to 1999, the GCR process allowed MichCon to recover its cost of gas sold if the MPSC determined that such costs were reasonable and prudent. As previously discussed, beginning in January 1999, MichCon’s Regulatory Reform Plan suspended the GCR mechanism and fixed the gas commodity component of MichCon’s sales rate at $2.95 per Mcf for three years.

The GCR process included an annual Gas Supply and Cost Review, in which the MPSC approved maximum monthly GCR factors. A subsequent annual GCR reconciliation proceeding provided a review of gas costs incurred during the year, determined whether approved gas costs had been overcollected or undercollected and, as a result, whether a refund or surcharge, including interest, was required to be returned to or collected from GCR customers. In February 1999, MichCon filed its final GCR reconciliation case covering gas costs incurred during 1998, which indicates an overrecovery of $18 million, including interest. Management believes that the 1998 gas costs were reasonable and prudent and that the MPSC should approve the gas costs incurred. However, management cannot predict the outcome of this proceeding. During the first quarter of 1999, MichCon refunded the overrecovery to customers as a reduction in gas sales rates.

FERC Rate Matters: In February 1998, the FERC approved a settlement agreement in an ANR rate case entitling MichCon to refunds totaling $9.4 million. MichCon received $5.5 million of this refund in April 1998 relating to certain transportation services provided by ANR to MichCon. In

ITEM 1. BUSINESS (CONTINUED)

June 1998, MichCon received the remaining refund, which was reflected as a reduction to MichCon’s cost of gas.

Other Rate Matters: In March 2000, several shippers on MichCon’s northern Michigan gathering system filed a complaint with the MPSC requesting that the commission issue an order reducing the rate charged for Antrim gas transportation services from 9 cents to approximately 3.9 to 3.1 cents per Mcf. The complaint also requests refunds of approximately $21 million for prior periods during which that rate has been in effect. Management believes that the commission has no legal authority to order refunds associated with prior periods. The shippers allege that without the reduced transportation rate, MichCon would overcollect approximately $28.5 million over the next six years. While any complaint about rates could result in a commission ordered reduction in rates, management’s preliminary assessment of the complaint is that it is without merit.

Energy Assistance Programs: Energy assistance programs funded by the federal government and the State of Michigan, including the Home Heating Credit for low-income customers and the Family Independence Agency’s State Emergency Relief Program, remain critical to MichCon’s ability to control its uncollectible gas account expenses.

The State of Michigan provides assistance in the form of Michigan Home Heating Credits that are funded almost exclusively by the Federal Low-Income Home Energy Assistance Program (LIHEAP). Congress approved funding for both the 1998 and 1999 fiscal years at $1.1 billion, compared to funding of $1.0 billion for the 1997 fiscal year. The State of Michigan’s share of LIHEAP funds was increased from $54 million in fiscal year 1998 to $59 million in 1999. Gas Distribution received $12.6 million of these funds in 1999, $.8 million less than in 1998. Home Heating Credits assisted 69,000 Gas Distribution customers in 1999, compared to 73,000 in 1998. During 1999, President Clinton signed an appropriations package that funds LIHEAP at $1.1 billion for fiscal year ending in September 2000.

Environmental Matters

A discussion of environmental matters is included in “Item 7, MD&A – Environmental Matters,” page 48 of this report, and in “Item 8.  Financial Statements and Supplementary Data, Note 13 – Commitments and Contingencies” under the heading “Environmental Matters,” page 86 of this report.

Franchises

MichCon operates in more than 530 cities, villages and townships under franchises or permits that typically are revocable at will and have a 30-year maximum duration. In 1993, MichCon began a structured process to renew or re-establish formal franchises in 233 municipalities that had expired. During the 1994 to 1999 period, an additional 193 franchises expired. To date, 399 franchises have been renewed, including 9 renewed in 1998, accounting for gas sales volumes of approximately 115 MMcf annually, and 8 renewed in 1999 representing 161 MMcf annually. Additionally, one new franchise was acquired in 1998. There were no franchises lost during 1998 or 1999.

ITEM 1. BUSINESS (CONCLUDED)

As for the 27 franchises that are currently expired, MichCon’s gas distribution systems are rightfully occupying the streets with the consent or acquiescence of the municipalities. While MichCon could be ordered to remove its property by any municipality in which its franchise has expired, it could lose ownership only by its consent and the payment of an agreed-upon price, or by condemnation and the payment of the fair value of such property. Should any of these municipalities seek to terminate MichCon’s operations therein and substitute another gas utility operation, publicly or privately owned, the municipality must either (1) acquire and operate MichCon’s system, (2) construct a new system or (3) grant a franchise to another privately owned utility to construct or acquire its own distribution system.

Citizens operates in cities and townships in and around Adrian, Michigan under franchises or permits that are revocable, have a 30-year maximum duration, and provide for municipal rate setting. In November 1995, the residents of Adrian voted favorably on granting a 30-year renewal franchise to Citizens. There were three franchise renewals during 1998. No franchises were renewed in 1999.

Other

Collective Bargaining Agreements: Slightly less than half of MichCon’s labor force is covered by five collective bargaining agreements. In June 1998, MichCon successfully negotiated and signed three 3-year collective bargaining agreements. The remaining two agreements will expire in December 2000.

Other: MCN is involved in several residential and commercial community development partnerships.

MCNIC Gas Storage Company, a 100%-owned subsidiary of MCNEE, holds a 50% limited partnership interest in The Orchards Golf Limited Partnership. The Orchards golf course is above the Washington 28 storage field, located north of Detroit. The partnership was formed in 1991 and developed approximately 450 acres of land in Washington Township, Michigan. The acreage consists of an 18-hole championship golf course on approximately 200 acres and residential development of the remaining 250 acres.

MichCon Development Company, a 100%-owned subsidiary of MichCon, holds between a 33% and a 50% interest in various partnerships related to the Harbortown development. The Harbortown development is a mixed use development consisting of a 60,000 square foot retail shopping center, a 63-slip marina, 273 rental units and 80 low-rise condominiums located along the Detroit River. The development consists of 35 acres of land, of which 12 are currently undeveloped.

ITEM 1. BUSINESS (CONCLUDED)

ITEM 2. PROPERTIES

MCN

MCN, through its principal subsidiaries, owns or leases office space in Detroit, Grand Rapids and Traverse City, Michigan, Houston, Texas, Denver, Colorado and Hartford, Connecticut. MCN’s facilities are suitable and adequate for their intended use. MCN’s capital investments totaled approximately $496 million for 1999, $791 million for 1998 and $960 million for 1997.

DIVERSIFIED ENERGY

Diversified Energy has investments that own property primarily associated with gas gathering, processing, transmission and storage, electric power generation and distribution and real estate. The majority of these investments are in unconsolidated joint ventures and partnerships in which Diversified Energy has an ownership interest of less than or equal to 50%.

Exploration & Production Activities

MCNIC Oil & Gas Company (MOG), an indirect subsidiary of MCN, is engaged in natural gas and oil exploration, development and production. During 1999, MOG sold its Western, Midcontinent/ Gulf Coast and Appalachian E&P properties, representing 643 Bcf equivalent (Bcfe) of proved reserves. MOG retained its Michigan properties, which had 463 Bcfe of proved reserves at December 31, 1999.

	1999		1998		1997

Producing Wells and Acreage	Gross	Net	Gross	Net	Gross	Net

Producing Wells

United States	1,377	1,053	3,143	1,782	2,917	1,677

Developed Lease Acreage

United States	248,725	208,625	623,076	352,315	663,767	344,818

Undeveloped Lease Acreage

United States	410,877	213,108	2,693,767	1,148,920	2,592,915	1,239,908

GAS DISTRIBUTION

MichCon operates natural gas distribution, transmission and storage facilities in Michigan. At December 31, 1999, MichCon’s distribution system included 16,997 miles of distribution mains, 1,096,327 service lines and 1,219,256 active meters. MichCon owns 2,651 miles of transmission and production lines that deliver natural gas to the distribution districts and interconnect its storage fields with the sources of supply and the market areas. MichCon also owns properties relating to four underground storage fields with an aggregate storage capacity of approximately 124 Bcf. Additionally, MichCon owns district office buildings, service buildings and gas receiving and

ITEM 2. PROPERTIES (CONCLUDED)

metering stations. In January 1998, MichCon purchased its principal office building in Detroit, the Guardian Building, ending its long-term capital lease obligation. MichCon occupies its principal office building in Grand Rapids under a long-term lease. Portions of these buildings are subleased to affiliates and others.

Most of MichCon’s properties are held in fee, by easement, or under lease agreements expiring at various dates to 2006, with renewal options extending beyond that date. The principal plants and properties of MichCon are held subject to the lien of MichCon’s Indenture of Mortgage and Deed of Trust under which MichCon’s First Mortgage Bonds are issued. Some properties are being fully utilized, and new properties are being added to meet the expansion requirements of existing areas. Gas Distribution’s capital investments for 1999 totaled $137 million, which compares with $159 million in 1998 and $160 million in 1997.

The Saginaw Bay Pipeline Company, a wholly owned subsidiary of MichCon Pipeline, owns a 66 2/3% interest in the Saginaw Bay Area Limited Partnership, which owns substantially all of the properties used in the conduct of its business, primarily a 126-mile gathering line. The Saginaw Bay Lateral Company, a wholly owned subsidiary of MichCon Pipeline, owns a 46% interest in the Saginaw Bay Lateral Limited Partnership, which owns substantially all of the properties used in the conduct of its business, primarily lateral lines related to the Saginaw Bay gathering line. Westside Pipeline Company, a wholly owned subsidiary of MichCon Pipeline, owns an 83% interest in Jordan Valley Pipeline, a 14-mile gathering line, and the Terra-Hayes Pipeline, an 18-mile gathering line. MichCon Gathering Company, a wholly owned subsidiary of MichCon Pipeline, owns substantially all of the properties used in the conduct of its business, including 90 miles of gathering lines and a 2,400 horsepower compressor station.

The partners in Saginaw Bay Area Limited Partnership have agreed to dissolve the partnership. Under the terms of the agreement, Saginaw Bay Pipeline Company would receive the northern portion of the 126-mile gathering line and certain other assets of the partnership in return for its partnership interest. In February 2000, the agreement was approved by the MPSC. The dissolution is expected to become effective by mid-2000.

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

ITEM 3. LEGAL PROCEEDINGS

In addition to the Gas Distribution’s regulatory proceedings and other matters described in “Item 1, Business,” MCN also is involved in a number of lawsuits and administrative proceedings in the ordinary course of business with respect to taxes, environmental matters, contracts, personal injury, property damage claims and other matters.

Environmental

In 1994, MichCon received a general notice of liability letter from the Environmental Protection Agency (EPA) stating that it was one of two potentially responsible parties at the Lower Ecorse Creek Superfund site in Wyandotte, Michigan. The EPA requested that MichCon conduct a remedial investigation and feasibility study at that site. MichCon investigated its prior activities in the area and the EPA’s bases for its conclusion, and concluded that it was not responsible for contamination discovered at that site. MichCon informed the EPA of this belief and did not undertake the requested activities.

In September 1996, the EPA sent MichCon a second general notice of liability letter for the site and demanded reimbursement of approximately $2.3 million in past costs, plus interest. The EPA then issued MichCon and the other potentially responsible party a unilateral administrative order under section 106 of the Comprehensive Environmental Response Compensation and Liability Act to implement the remedy. The EPA estimated the cost of the remedy to be approximately $.65 million. MichCon again reviewed the EPA’s bases for determining that it is a potentially responsible party and concluded again that it was not responsible for contamination discovered at that site and informed the EPA of its decision. In December 1999, the EPA asked for recovery of its costs which totaled $5.1 million. The EPA has not taken any subsequent action against MichCon. The EPA may sue MichCon to recover the costs it incurred at the site. If the EPA institutes and prevails in such a suit and if the court determines that MichCon did not have sufficient cause to refuse to comply with the order, the court may impose civil penalties and punitive damages. Management believes that MichCon was not responsible for contamination at the site and has sufficient cause not to comply with this order and that the resolution of this matter will not have a material adverse effect on MCN’s financial statements.

Other

Since 1996, MichCon and 200 other natural gas transmission companies, producers, gatherers and processors of natural gas from across the United States have been defending claims filed by Jack Grynberg on behalf of the U.S. Government under the False Claims Act, seeking unspecified damages for alleged underpayment of royalties on federal and Indian lands due to purported improper measurement of gas. The initial suit was dismissed in 1997 and that dismissal was affirmed by the District Court of Appeals in October 1998. Mr. Grynberg refiled that suit in September 1997 in 77 separate federal district courts. MichCon and MichCon Pipeline have been named in one suit in the U.S. District Court, Eastern District of Michigan. In April 1999, the U.S. Department of Justice declined intervention and subsequently, the 77 separate cases were consolidated by the Multidistrict Litigation Panel for pre-trial proceedings in Wyoming. The case is ongoing and MichCon and MichCon Pipeline are defending against the case. Management believes that the claims lack merit.

ITEM 3. LEGAL PROCEEDINGS (CONCLUDED)

In May 1999, a class action suit was filed in Kansas state court naming approximately 200 pipeline companies and producers, seeking unspecified damages for alleged underpayment of royalties due to purported mismeasurement of gas on all natural gas purchased in the U.S. since 1974. MichCon and MichCon Pipeline are among those named in this suit. The case was removed to U.S. District Court, Southern Division of Kansas, where motions to transfer and to consolidate the case with the Grynberg False Claims Act case have been filed. The company is defending against these claims and believes they lack merit.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

MCN held a special meeting of shareholders on December 20, 1999 to vote on a proposal to approve the Agreement and Plan of Merger, dated as of October 4, 1999. Pursuant to the proposal, MCN Energy Group Inc. would merge with and into DTE Enterprises, Inc., a wholly owned subsidiary of DTE Energy Company, and would become a wholly owned subsidiary of DTE Energy Company. As of November 5, 1999, the record date for determining the number of shareholders entitled to vote at the special meeting, there were 85,655,381 shares outstanding and entitled to vote. Of these shares, 65,253,779 (76.2%) were present in person or by proxy, and 20,401,602 shares were not voted. Shareholders approved the proposed merger voting 63,992,674 (98.1%) shares in favor of the proposal, 825,891 (1.2%) shares against and 435,214 (.7%) shares to abstain.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND
RELATED STOCKHOLDER MATTERS

MCN Common Stock is traded on the New York Stock Exchange. On February 29, 2000 there were 20,499 holders of record of MCN Common Stock. Information regarding the market price of MCN Common Stock and related security holder matters is contained in “Item 8.  Financial Statements and Supplementary Data,” page 59 of this report.

As discussed in “Item 8.  Financial Statements and Supplementary Data, Note 10a – MCN-Obligated Mandatorily Redeemable Preferred Securities of Subsidiaries,” page 80 of this report, MCN has the right to extend interest payments on certain debentures. In the event that MCN exercises this right, MCN may not declare dividends on its common shares.

ITEM 6. SELECTED FINANCIAL DATA

Selected Financial Data	1999	1998	1997	1996	1995

(in Thousands of Dollars – Except Per Share Amounts)

Net Income (Loss)
Continuing Operations

Before unusual charges and merger costs	$92,978	$103,130	$133,229	$112,569	$93,169

Unusual charges and merger costs	(120,954)	(389,598)	–	–	–

	(27,976)	(286,468)	133,229	112,569	93,169

Discontinued Operations	–	–	–	37,771	3,587

	(27,976)	(286,468)	133,229	150,340	96,756

Cumulative Effect of Accounting Change, Net of Taxes	(2,872)	–	–	–	–

	$(30,848)	$(286,468)	$133,229	$150,340	$96,756

Cash Dividends Declared	$86,256	$82,239	$72,851	$62,875	$58,193

Common Stock Data

Basic Earnings (Loss) Per Share:

Continuing Operations:

Before unusual charges and merger costs	$1.11	$1.31	$1.82	$1.68	$1.44

Unusual charges and merger costs	(1.45)	(4.94)	–	–	–

	(.34)	(3.63)	1.82	1.68	1.44

Discontinued Operations	–	–	–	.57	.05

	(.34)	(3.63)	1.82	2.25	1.49

Cumulative Effect of Accounting Change	(.03)	–	–	–	–

	$(.37)	$(3.63)	$1.82	$2.25	$1.49

Diluted Earnings (Loss) Per Share
Continuing Operations

Before unusual charges and merger costs	$1.11	$1.31	$1.79	$1.67	$1.43

Unusual charges and merger costs	(1.45)	(4.94)	–	–	–

	(.34)	(3.63)	1.79	1.67	1.43

Discontinued Operations	–	–	–	.56	.05

	(.34)	(3.63)	1.79	2.23	1.48

Cumulative Effect of Accounting Change	(.03)	–	–	–	–

	$(.37)	$(3.63)	$1.79	$2.23	$1.48

Book Value Per Share	$9.56	$9.93	$14.62	$11.66	$10.02

Return on Average Common Shareholders’ Equity, Before Accounting Change	(3.5)%	(29.6)%	13.8%	15.8%	16.5%

Average Common Shares Outstanding (000):

Basic	83,407	78,823	72,887	66,944	64,743

Diluted	83,407	78,823	75,435	67,521	65,144

Actual Common Shares Outstanding (000)	85,655	79,725	78,232	67,304	66,370

Property, Plant and Equipment

Gas Distribution	$3,016,231	$2,916,540	$2,813,434	$2,689,039	$2,496,711

Diversified Energy	696,239	1,124,877	1,373,340	1,028,518	663,843

	3,712,470	4,041,417	4,186,774	3,717,557	3,160,554

Less–Accumulated Depreciation and Depletion	1,697,212	1,644,094	1,488,050	1,335,201	1,223,808

	$2,015,258	$2,397,323	$2,698,724	$2,382,356	$1,936,746

Assets	$4,239,054	$4,392,898	$4,330,937	$3,633,404	$2,898,640

Capital Investments	$496,379	$790,930	$959,610	$790,748	$688,838

Capitalization

Long-Term Debt, Including Capital Lease Obligations	$1,457,617	$1,307,168	$1,212,564	$1,252,040	$993,407

Redeemable Cumulative Preferred Securities	402,922	502,203	505,104	173,809	96,449

Common Shareholders’ Equity	818,508	791,922	1,143,951	784,568	664,776

	$2,679,047	$2,601,293	$2,861,619	$2,210,417	$1,754,632

ITEM 6. SELECTED FINANCIAL DATA (CONCLUDED)

Selected Financial Data	1999	1998	1997	1996	1995

(in Thousands of Dollars – Except Per Share Amounts)

Operating Revenues

Diversified Energy	$1,324,690	$992,828	$951,269	$734,441	$400,027

Gas Distribution

Gas sales	924,580	838,876	1,080,104	1,102,957	931,940

End user transportation	103,879	82,275	84,749	82,467	80,808

Intermediate transportation	57,783	63,218	55,221	48,570	41,985

Other	84,358	67,405	51,212	42,260	52,913

	1,170,600	1,051,774	1,271,286	1,276,254	1,107,646

Less Intercompany Transactions	14,222	13,904	14,688	13,427	12,441

	$2,481,068	$2,030,698	$2,207,867	$1,997,268	$1,495,232

Effect of Weather

Percent Colder (Warmer) Than Normal	(9.0)%	(19.3)%	.8%	5.4%	.3%
Increase (Decrease) From Normal in

Gas markets (MMcf)	(18,732)	(40,272)	589	10,909	1,488

Net income	$(18,592)	$(35,314)	$467	$9,886	$1,415

Diluted earnings per share	$(.22)	$(.45)	$.01	$.15	$.02

Operating Statistics
Diversified Energy (1)
Pipelines & Processing
Gas processed (MMcf)

Carbon dioxide treatment	51,807	48,868	42,761	44,223	14,588

Natural gas liquids removal	73,065	45,082	21,764	7,446	–

	124,872	93,950	64,525	51,669	14,588

Methanol produced (thousand gallons)	57,419	60,446	60,810	10,545	–

Transportation (MMcf)	208,618	175,466	115,975	86,391	4,994
Electric Power

Electricity sales (thousands of MWh)	2,756	3,805	1,843	709	272

Energy Marketing (MMcf)

Gas sales	585,717	454,681	343,719	218,952	170,668

Exchange gas deliveries	11,882	11,061	15,109	22,586	16,462

	597,599	465,742	358,828	241,538	187,130

Exploration & Production

Gas production (MMcf)	61,838	82,040	78,218	57,202	31,420

Oil production (MBbl)	1,164	2,635	3,346	1,086	388

Gas and oil production (MMcf equivalent)	68,822	97,850	98,294	63,718	33,748
Gas Distribution (MMcf)

Gas sales	181,756	172,177	209,092	220,958	209,816

End user transportation	152,036	140,315	145,101	146,895	145,761

Intermediate transportation	531,912	537,532	586,496	527,510	374,428

	865,704	850,024	940,689	895,363	730,005

Gas Distribution Customers

Residential	1,080,455	1,117,977	1,105,749	1,100,101	1,090,039

Total	1,219,510	1,205,628	1,193,122	1,183,443	1,172,613

Employees

Diversified Energy	209	213	289	243	219

Gas Distribution	2,761	2,773	2,920	3,117	3,183

(1)	Includes MCN’s share of joint ventures

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Results for 1999 reflect unusual charges, asset sales, earnings from new gas sales program and more favorable weather  – MCN experienced a net loss of $30.8 million, or $.37 per share in 1999, compared to a net loss of $286.5 million, or $3.63 per share in 1998. As subsequently discussed, both years reflect several unusual charges totaling $98.3 million, or $1.18 per share in 1999 and $389.6 million, or $4.94 per share in 1998. Additionally, 1999 results include merger costs that reduced earnings by $22.7 million or $.27 per share, as well as a change in accounting for start-up costs that reduced earnings by $2.8 million or $.03 per share. Excluding the unusual charges, merger costs and accounting change, MCN had 1999 earnings of $93.0 million, or $1.11 per share compared to 1998 earnings of $103.1 million, or $1.31 per share. The earnings comparisons reflect the effects of reduced contributions from Diversified Energy’s operating segments, largely due to asset sales, which more than offset the benefits of MichCon’s new gas sales program and more favorable weather.

	1999	1998	1997

Net Income (Loss) (in Millions)

Diversified Energy:

Before unusual charges & merger costs	$(27.2)	$14.7	$52.1

Unusual charges (Note 3)	(98.3)	(372.9)	–

Merger costs (Note 2)	(5.9)	–	–

	(131.4)	(358.2)	52.1

Gas Distribution:

Before unusual charges & merger costs	120.2	88.4	81.1

Unusual charges (Note 3f)	–	(16.7)	–

Merger costs (Note 2)	(16.8)	–	–

	103.4	71.7	81.1

Total Before Accounting Change:

Before unusual charges & merger costs	93.0	103.1	133.2

Unusual charges (Note 3)	(98.3)	(389.6)	–

Merger costs (Note 2)	(22.7)	–	–

	(28.0)	(286.5)	133.2

Cumulative Effect of Accounting Change, Net of Taxes (Note 5)	(2.8)	–	–

	$(30.8)	$(286.5)	$133.2

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)

	1999	1998	1997

Diluted Earnings (Loss) Per Share

Diversified Energy:

Before unusual charges & merger costs	$(.33)	$.19	$.72

Unusual charges (Note 3)	(1.18)	(4.73)	–

Merger costs (Note 2)	(.07)	–	–

	(1.58)	(4.54)	.72

Gas Distribution:

Before unusual charges & merger costs	1.44	1.12	1.07

Unusual charges (Note 3f)	–	(.21)	–

Merger costs (Note 2)	(.20)	–	–

	1.24	.91	1.07

Total Before Accounting Change:

Before unusual charges & merger costs	1.11	1.31	1.79

Unusual charges (Note 3)	(1.18)	(4.94)	–

Merger costs (Note 2)	(.27)	–	–

	(.34)	(3.63)	1.79

Cumulative Effect of Accounting Change (Note 5)	(.03)	–	–

	$(.37)	$(3.63)	$1.79

MCN’s results in 1998 before unusual charges decreased $30.1 million, or $.48 per diluted share from 1997 earnings of $133.2 million, or $1.79 per diluted share. The decline reflects low energy prices, abnormally warm weather and higher financing costs, partially offset by reduced operating costs in the Gas Distribution segment. All per share comparisons were also affected by an increase in the average number of shares outstanding due to the issuance of 5,865,000 shares in April 1999 and 9,775,000 shares in June 1997.

Strategic direction – MCN’s objective is to achieve competitive long-term returns for its shareholders. In 1999, MCN significantly revised its strategic direction that now includes: focusing on the Midwest-to-Northeast region; emphasizing operational efficiencies and growth through the integration of existing businesses; and reducing capital investment levels to approximately $150 million to $350 million annually.

To achieve the operating efficiencies from the new strategic direction, MCN is reorganizing into the following business segments: Gas Distribution; Midstream & Supply; Energy Marketing; Power; and Energy Holdings. MCN expects to begin reporting its operating results based on the new segments in 2000.

Gas Distribution is responsible for MCN’s regulated operations that serve more than 1.2 million customers in Michigan.

Midstream & Supply develops and manages MCN’s gas producing, gathering, processing, storage and transmission facilities within the Midwest-to-Northeast target region. It also integrates all of MCN’s gas-supply functions, including purchasing the commodity and aggregating the

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)

transportation and storage capacity required to deliver gas to the Gas Distribution and Energy Marketing segments.

Energy Marketing consists of MCN’s non-regulated marketing activities to industrial, commercial and residential customers, both inside and outside the Gas Distribution segment’s service areas.

Power develops and manages independent power projects that produce electricity and other useful forms of thermal energy, such as steam.

Energy Holdings manages and seeks to maximize the value of existing ventures outside MCN’s target region. It primarily consists of gas gathering and processing investments in major U.S. producing basins, as well as non-regional electric power ventures.

Pending merger – MCN and DTE Energy Company (DTE) have signed a definitive merger agreement dated October 4, 1999 under which DTE will acquire all outstanding shares of MCN common stock. The boards of directors and shareholders of both companies have approved the proposed merger. The transaction is subject to regulatory approvals and other customary merger conditions. The transaction is expected to close in mid-2000 and will be accounted for as a purchase by DTE. The combined company, which will be named DTE Energy Company and headquartered in Detroit, will be the largest electric and gas utility in Michigan. In 1999, MCN recorded legal, accounting, employee benefit and other expenses associated with the merger which had the effect of reducing 1999 results by $22.7 million or $.27 per share. MCN will incur additional merger-related costs in the first half of 2000. Further information regarding the merger agreement is included in Note 2 to the Consolidated Financial Statements included herein.

Unusual charges – As previously discussed, MCN recorded several unusual charges in 1999 and 1998, consisting of losses on the sale of properties, property write-downs, investment and contract losses, and restructuring charges. The unusual charges reduced 1999 earnings by $98.3 million or $1.18 per share and 1998 earnings by $389.6 million or $4.94 per share. A detailed discussion of each unusual charge by segment follows:

	1999		1998

	Net	Diluted	Net	Diluted
	Loss	EPS	Loss	EPS
(in Millions, Except Per Share Amounts)
Unusual Charges

Diversified Energy:

Pipelines & Processing (Note 3a)	$–	$–	$(89.5)	$(1.13)

Electric Power (Note 3b)	(3.2)	(.04)	(1.6)	(.02)

Energy Marketing (Note 3c)	(1.6)	(.02)	–	–

Exploration & Production (Note 3d)	(93.5)	(1.12)	(275.0)	(3.49)

Corporate & Other (Note 3e)	–	–	(6.8)	(.09)

	(98.3)	(1.18)	(372.9)	(4.73)

Gas Distribution (Note 3f)	–	–	(16.7)	(.21)

	$(98.3)	$(1.18)	$(389.6)	$(4.94)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)

Pipelines & Processing recorded in 1998 a $133.8 million pre-tax ($87.0 million net of taxes) write-off of its coal fines project. The economic viability of the project is dependent on coal briquettes produced from six coal fines plants qualifying for synthetic fuel tax credits and MCN’s ability to utilize or sell such credits. Although the plants were in service by June 30, 1998, the date specified to qualify for the tax credits, operating delays at the plants in the 1998 third quarter significantly increased the possibility that the Internal Revenue Service (IRS) would challenge the project’s eligibility for tax credits. In addition, there was uncertainty as to whether MCN could utilize or sell the credits. These factors led to MCN’s decision to record an impairment loss equal to the carrying value of the plants, reflecting the likely inability to recover such costs. MCN sought to maximize the value of its investment in the coal fines project, and in May 1999 filed a request with the IRS seeking a factual determination that its coal fines plants were in service on June 30, 1998. In September 1999, MCN received “in-service” determination letters from the IRS with respect to its six coal fines plants. The IRS ruled that four of the plants were in service by the June 30, 1998 deadline in order to qualify for synthetic fuel tax credits. The IRS ruled that two other plants did not meet the in-service requirements. The company continues to believe these two plants also meet the requirements and appealed the unfavorable rulings. In December 1999, MCN sold its four coal fines plants that received “in-service” determination letters to DTE (Note 4a).

During 1998, MCN also recorded an impairment loss of $3.9 million pre-tax ($2.5 million net of taxes) relating to an acquired out-of-service pipeline in Michigan. MCN reviewed the business alternatives for this asset and determined that its development is unlikely. Accordingly, MCN recorded an impairment loss equal to the carrying value of this asset.

Electric Power recorded in 1999 a $5.0 million pre-tax ($3.2 million net of taxes) write-off of capitalized costs associated with the exiting of two power projects under development that were not consistent with its new strategic direction. During 1998, Electric Power also recorded a $2.5 million pre-tax ($1.6 million net of taxes) restructuring charge related to exiting certain international power projects.

Energy Marketing recorded in 1999 a $2.4 million pre-tax loss ($1.6 million net of taxes) resulting from the termination of its gas sales contracts with a 49% owned joint venture. The contracts were terminated in conjunction with the sale of MCN’s interest in the joint venture.

Exploration & Production recorded in 1999 a $52.0 million pre-tax ($33.8 million net of taxes) write-down of its gas and oil properties under the full cost method of accounting, due primarily to an unfavorable revision in the timing of the production of proved gas and oil reserves as well as reduced expectations of sales proceeds on unproved acreage. Under the full cost method of accounting as prescribed by the Securities and Exchange Commission (SEC), MCN’s capitalized exploration and production costs exceeded the full cost “ceiling,” resulting in the excess being written off to income. The ceiling is the sum of discounted future net cash flows from the production of proved gas and oil reserves, and the lower of cost or estimated fair value of unproved properties, net of related income tax effects. During 1998, MCN recognized write-downs of its gas and oil properties totaling $416.9 million pre-tax ($271.0 million net of taxes). The write-downs were also the result of MCN’s capitalized exploration and production costs exceeding the full cost ceiling.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)

During 1999, E&P recorded a $2.3 million pre-tax ($1.5 million net of taxes) write-down relating to unproved property that is excluded from the full cost pool. An impairment loss was recorded representing the amount by which the carrying value of the property exceeded its appraised value.

MCN recognized in 1999 losses from the sale of its Western, Midcontinent/ Gulf Coast and Appalachian E&P properties totaling $82.0 million pre-tax ($53.3 million net of taxes).

Additionally, MCN recognized in 1999 a $7.5 million pre-tax ($4.9 million net of taxes) loss from the write-down of an investment in the common stock of an E&P company. MCN had also recognized a $6.1 million pre-tax loss ($4.0 million net of taxes) from the write-down of this investment during 1998. The losses were due to declines in the fair value of the securities that are not considered temporary. MCN has no carrying value in this investment after the write-downs.

Corporate & Other recorded in 1998 a $10.4 million pre-tax ($6.8 million net of taxes) restructuring charge related to a corporate realignment designed to improve operating efficiencies through a more streamlined organizational structure. The realignment included cost saving initiatives expected to reduce operating expenses.

Gas Distribution recorded in 1998 a $24.8 million pre-tax ($11.2 million net of taxes and minority interest) write-down of certain gas gathering properties. An analysis revealed that projected cash flows from the gathering system were not sufficient to cover the system’s carrying value. Therefore, an impairment loss was recorded representing the amount by which the carrying value of the system exceeded its estimated fair value.

During 1998, MCN also recorded an $8.5 million pre-tax ($5.5 million net of taxes) loss from the write-down of an investment in a Missouri gas distribution company. The write-down represents the amount by which the carrying value exceeded the estimated fair value of the investment.

Diversified Energy

Results reflect unusual charges and reduced earnings due to asset sales – Diversified Energy had a loss in 1999 of $131.4 million compared to a loss in 1998 of $358.2 million. The comparison was impacted by unusual charges and merger costs as previously discussed. Excluding the unusual charges and merger costs, Diversified Energy had a 1999 loss of $27.2 million compared to 1998 earnings of $14.7 million. These results primarily reflect reduced earnings attributable to the sale of E&P properties and joint venture interest in power projects. Additionally, the 1999 decline is due to higher financing costs and increased losses from the Energy Marketing segment.

Excluding the unusual charges, Diversified Energy’s earnings for 1998 declined by $37.4 million from 1997 earnings of $52.1 million. These results reflect increased financing costs and reduced contributions from the Pipelines & Processing and E&P segments due to low energy prices as well as

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)

increased losses from the Energy Marketing segment. Partially offsetting the decreases for 1998 was increased operating and joint venture income posted by the Electric Power segment.

	1999	1998	1997
(in Millions)

Diversified Energy Operations

Operating Revenues*	$1,324.7	$992.8	$951.3

Operating Expenses*

Property write-downs and restructuring charges (Note 3)	59.3	567.5	–

Merger costs (Note 2)	9.1	–	–

Other	1,330.6	989.6	905.7

	1,399.0	1,557.1	905.7

Operating Income (Loss)	(74.3)	(564.3)	45.6

Equity in Earnings of Joint Ventures	50.4	61.2	53.1

Other Income & (Deductions)*

Interest income	4.2	5.2	6.7

Interest expense	(63.4)	(54.3)	(32.2)

Dividends on preferred securities	(40.1)	(36.4)	(31.1)

Loss on sale of E&P properties (Note 3d)	(82.0)	–	–

Investment and contract losses (Notes 3c & 3d)	(9.9)	(6.1)	–

Other	18.9	20.2	10.1

	(172.3)	(71.4)	(46.5)

Income (Loss) Before Income Taxes	(196.2)	(574.5)	52.2

Income Tax Provision (Benefit)	(64.8)	(216.3)	.1

Net Income (Loss)

Before unusual items	(27.2)	14.7	52.1

Unusual charges and merger costs (Notes 2 & 3)	(104.2)	(372.9)	–

	$(131.4)	$(358.2)	$52.1

*	Includes intercompany transactions

Operating and Joint Venture Income

Operating and joint venture results, excluding the unusual charges and merger costs, declined $19.8 million in 1999 and $34.3 million in 1998. A discussion of each business segment, its contributions and its outlook follows.

	1999	1998	1997
(in Millions)

Operating and Joint Venture Income (Loss)

Before Unusual Items:

Pipelines & Processing	$19.2	$21.4	$29.1

Electric Power	22.9	26.0	18.1

Energy Marketing	(11.4)	(3.6)	(2.3)

Exploration & Production	14.7	29.0	58.1

Corporate & Other	(.8)	(8.4)	(4.3)

	44.6	64.4	98.7

Unusual Charges and Merger Costs (Notes 2 & 3)	(68.4)	(567.5)	—

	$(23.8)	$(503.1)	$98.7

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)

Pipelines & Processing operating and joint venture income, excluding the write-offs, decreased $2.2 million in 1999 and $7.7 million in 1998. The 1999 decline reflects reduced contributions from its investments in the 16%-owned Portland Natural Gas Transmission System (PNGTS), a 292-mile pipeline capable of transporting up to 360 MMcf per day, and the 25%-owned Lyondell Methanol Company, L.P. (Lyondell), a 248 million gallon-per-year methanol production plant. Pipelines & Processing 1999 results reflect a decline in “allowance for funds used during construction” (AFUDC) associated with the PNGTS project that was placed in service early in 1999. The reduced contributions from Lyondell are attributable to lower methanol margins as well as lower methanol volumes produced. Earnings from the methanol production business benefited from strong methanol prices during 1997 and early 1998, but prices and margins have since weakened. Lyondell’s average methanol sales prices declined 3% in 1999. Methanol production declined 3.0 million gallons in 1999 due primarily to the shutdown of the methanol plant for scheduled maintenance in March 1999.

The 1999 results also include losses from Pipelines & Processing’s investment in a 75%-owned asphalt manufacturing partnership. During 1999, the partnership completed construction of a plant designed to produce up to 100,000 tons of high-quality asphalt annually. The plant is currently experiencing difficulties in producing economical quantities of asphalt and MCN is working to resolve the issues.

Pipelines & Processing 1999 operating and joint venture income was also affected by an increase in gas transportation volumes, as well as an increase in the level of gas processed to remove carbon dioxide (CO2) and to remove natural gas liquids (NGLs). These improvements are due to the acquisition and expansion of pipeline and processing facilities over the past several years. In 1999, transportation volumes increased 33.1 Bcf, gas processed to remove CO2 increased 2.9 Bcf and gas processed to remove NGLs increased 28 Bcf. Although there was an increase in the level of gas processed to remove CO2, earnings were not significantly affected since under the terms of Pipelines & Processing CO2 processing contracts, revenues are not volume sensitive.

	1999	1998	1997

Pipelines & Processing Statistics*

Methanol Produced (million gallons)	57.4	60.4	60.8

Transportation (Bcf)	208.6	175.5	116.0
Gas Processed (Bcf)

Carbon dioxide treatment	51.8	48.9	42.8

Natural gas liquids removal	73.1	45.1	21.8

	124.9	94.0	64.6

*	Includes MCN’s share of joint ventures

The decrease in Pipelines & Processing 1998 income reflects lower contributions from its methanol production investment. Earnings from the methanol business reflect an approximate 40% decrease in methanol prices during 1998 resulting in a $13 million unfavorable impact on joint venture income as compared to 1997. In addition, the Pipelines & Processing segment incurred $9.1 million of

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)

operating losses in 1998 related to the start up of the coal fines project. As discussed earlier, the coal fines project was written-off during late 1998 and did not have a significant impact on 1999 earnings.

Partially offsetting the effect of lower methanol prices and coal fines losses in 1998 were increased contributions from gas pipeline and processing ventures due to the acquisition and expansion of related facilities. During 1998, transportation volumes increased 59.5 Bcf, gas processed to remove CO2 increased 6.1 Bcf and gas processed to remove NGLs increased 23.3 Bcf.

Outlook – Pipelines & Processing will continue to focus on investing in and developing projects in the Midwest-to-Northeast region to be integrated with existing MCN businesses. Pipelines & Processing existing investments that are not within the target region will continue to be managed and developed to maintain their value. Disposition of each non-regional investment will be independently evaluated to maximize shareholder value.

The Pipelines & Processing segment has advanced three interstate pipeline projects located within the target region that are expected to contribute to future operating results. PNGTS, Vector Pipeline and Millennium Pipeline are designed to transport Canadian and U.S. natural gas volumes into the Northeast and Southeast U.S. markets. As previously discussed, the 292-mile PNGTS project was completed in early 1999 and can transport up to 360 MMcf per day. MCN’s future operating results are expected to be favorably impacted through the generation of markets to utilize the project’s significant unused capacity. MCN has a 25% interest in the Vector Pipeline, a 343-mile pipeline that is expected to transport up to 1 Bcf per day, and a 10.5% interest in the Millennium Pipeline, a 442-mile pipeline that will have the capacity to transport 700 MMcf per day. The Vector Pipeline began construction in early 2000 and is scheduled to be placed in service by November 2000. The Millennium Pipeline is subject to regulatory approval and sufficient market development.

Pipelines & Processing has investments in certain joint ventures where it is allocated income based on its share of the ventures’ earnings but not less than a predetermined fixed amount. Joint venture income recorded from these investments through 1999 was based on the fixed amount. Under the joint venture agreements, the fixed amount will be lowered or eliminated in 2000.

In 1998, MCN advanced approximately $18 million of a $20 million commitment to a developer of a fertilizer project in the United Arab Emirates. The advance was structured as an interest-bearing loan with the possibility of being converted into an equity investment in the project. The original advance was due in September 1999. In March 2000, MCN advanced the remaining $2 million of its original commitment and restructured the entire $20 million advance plus accrued interest by taking a promissory note for $22.3 million and waiving its rights to convert the advance to equity. The note is secured by the project’s assets and is due in September 2000.

In December 1999, MCN sold four of its coal fines plants to DTE (Note 4a) in an arm’s-length transaction that is independent of the merger. The sales price will depend on total production performance of the four plants. DTE made an initial $45 million payment in January 2000 that will be adjusted up to $152 million or down to zero based on the results of a 36-month production test period. Beginning in 2001, Pipelines & Processing results are expected to be favorably affected by the recording of gains from the sale of the plants as increasing production levels are achieved.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)

Pipelines & Processing’s future operating results will be affected by projects acquired and sold (Note 4a) as well as by the timing and extent of any divesting of projects that are not in the Midwest-to-Northeast region. Operating results will also be affected by the level of gas volumes transported and processed as well as by changes in gas processing margins, methanol prices, and transportation and gathering rates.

Electric Power operating and joint venture results, excluding unusual charges, decreased $3.1 million in 1999 and increased $7.9 million in 1998.

The 1999 decline is primarily due to the sale of joint venture interests in both international and domestic power projects, specifically the Torrent Power Limited (TPL) venture and a portion of the Ada Cogeneration facility. In August 1999, MCN completed the sale of its 40% interest in TPL for approximately $130 million, resulting in an immaterial gain. TPL held minority interests in electric distribution companies and power generation facilities in the state of Gujarat, India. Earnings from TPL for all of 1999 were deferred due to the pending sale. MCN sold a 50% interest in the 30 megawatt (MW) Ada Cogeneration facility in early 1998. Through December 1999, MCN continued to hold the remaining 50% interest in the Ada project. Additionally, 1999 was impacted by an uncollectible expense provision associated with the bankruptcy of a customer that owned a small cogeneration facility.

Partially offsetting the decline in Electric Power’s 1999 earnings were increased contributions from the 1,370 MW Midland Cogeneration Venture (MCV) facility and the 123 MW Michigan Power cogeneration facility. MCN acquired an additional 5% interest in the MCV partnership in June 1998, bringing its total interest in the partnership to 23%. Additionally, 1999 earnings from the MCV partnership include a favorable $2.1 million pre-tax adjustment for the resolution of a number of contract issues with the electricity purchaser. Increased contributions from MCN’s 50%-owned Michigan Power cogeneration facility were due to higher electricity capacity payments received under its long-term power purchase agreement.

	1999	1998	1997

Electric Power Statistics (thousands of MW hours)*

Electricity Sales – Domestic	2,755.8	2,516.7	1,842.6

Electricity Sales – International	–	1,288.3	.7

	2,755.8	3,805.0	1,843.3

*	Includes MCN’s share of joint ventures

The improvement in Electric Power’s 1998 earnings reflects contributions from TPL, MCV and the Michigan Power project. TPL built, owns and operates a 655 MW dual-fuel facility in India that began partial operations in December 1997, and became fully operational in late 1998. MCN acquired an initial 18% interest in MCV in mid-1997 and an additional 5% interest in MCV in mid-1998. Improved earnings from the Michigan Power facility were also due to a higher electricity sales rate.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)

Outlook – As a result of the pending merger with DTE, MCN has sold or has agreements to sell a significant portion of its electric power investments (Note 4b). MCN expects to realize a net gain from such sales. MCN’s remaining electric power investments that are not within the target region will continue to be managed and developed to maintain their value.

Energy Marketing operating and joint venture loss increased $7.8 million in 1999 and $1.3 million in 1998. The increased 1999 loss primarily reflects higher gas storage and transportation costs. The Washington 10 storage project, for which MCN markets 100% of the 42 Bcf of storage capacity, was completed and placed into operation in July 1999. Completion of this project brings Energy Marketing’s storage capacity to 71 Bcf. Energy Marketing increased its firm transportation capacity in 1999 when the 292-mile Portland Natural Gas Transmission System was placed in service during the 1999 first quarter. The storage capacity, coupled with firm transportation capacity on interstate pipelines, enhances Energy Marketing’s ability to offer reliable gas supply during peak winter months. The 1999 loss also reflects higher uncollectible expenses and costs associated with the June 1999 dissolution of the DTE-CoEnergy joint venture.

Partially offsetting the increased 1999 loss were higher earnings from a significant increase in gas sales and exchange gas delivery volumes. Under exchange gas contracts, Energy Marketing accepts gas from customers or delivers gas to customers and the gas is returned during a subsequent period. Gas sales and exchange deliveries increased 131.9 Bcf during 1999. This improvement was due in part to the April 1999 acquisition of two companies’ marketing operations that significantly increased Energy Marketing’s level of sales to large commercial and industrial customers in the Midwest.

	1999	1998	1997

Energy Marketing Statistics (in Bcf)*

Gas Sales	585.7	454.7	343.7

Exchange Gas Deliveries	11.9	11.0	15.1

	597.6	465.7	358.8

*	Includes MCN’s share of joint ventures

The increased 1998 loss is also due to higher gas storage and transportation costs, partially offset by higher earnings from an increase in gas sales volumes. Energy Marketing’s total gas sales and exchange deliveries increased 106.9 Bcf during 1998. Additionally, the earnings comparison was affected by the inclusion of $2.2 million of contributions from Energy Marketing’s 25% interest in a gas storage project that was sold in December 1997.

Outlook – MCN will focus on growing its Energy Marketing segment through expansion of its coverage within existing markets in the target region. MCN’s abundant gas storage and transportation capacity enhances its ability to provide reliable and custom-tailored bundled services to large-volume end users and utilities. This capacity, coupled with the synergies expected from integrating MCN’s other businesses, positions Energy Marketing to capitalize on opportunities for expansion of its market base into the Northeast and Midwest United States and eastern Canada.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)

Energy Marketing has an existing joint venture investment that has developed markets which are not within the target region. MCN will continue to manage and develop this joint venture investment to maintain its value. Disposition of the non-regional joint venture will be independently evaluated to maximize shareholder value.

Exploration & Production operating and joint venture income, excluding the unusual charges, decreased $14.3 million in 1999 and $29.1 million in 1998. The 1999 decline reflects a decrease in overall gas and oil production of 29.1 Bcf equivalent due primarily to the sale of MCN’s Western and Midcontinent/ Gulf Coast E&P properties in early and mid-1999.

E&P results for 1999 were also impacted by an increase in production-related expenses, which were partially offset by an increase in the overall average gas and oil sales prices. Production expenses increased $.14 per Mcf equivalent in 1999 reflecting the higher costs of operating the E&P properties retained. The average sales prices increased $.10 per Mcf equivalent in 1999 due to higher industry prices for both natural gas and oil. The impact of higher natural gas and oil sales prices on E&P operating and joint venture income was mitigated by hedging with swap and futures agreements, as discussed in the “Risk management strategy” section that follows.

	1999	1998	1997

Exploration & Production Statistics

Gas and Oil Production (Bcf equivalent):

Michigan	27.3	28.0	30.2

Appalachia	22.6	19.1	10.9

	49.9	47.1	41.1

Western and Midcontinent/ Gulf Coast	18.9	50.8	57.2

	68.8	97.9	98.3

Production Costs (per Mcf equivalent)	$.95	$.81	$.70

Average Selling Price (per Mcf equivalent)*	$2.22	$2.12	$2.20

*	The average selling prices have been adjusted for amounts received or paid under hedging contracts.

The decline in 1998 earnings primarily reflects an increase in production-related costs as well as a sharp decrease in average oil sales prices, and is partially offset by an increase in average gas sales prices. Production expenses increased $.11 per Mcf equivalent in 1998, while the overall average sales prices for gas and oil decreased $.08 per Mcf equivalent. Results for 1997 also include income from MCN’s unconsolidated joint venture that contributed $6.6 million of pre-tax gains from the sale of undeveloped properties.

E&P operations have supplemented Diversified Energy’s earnings through the generation of gas production tax credits, primarily from production of coalbed methane and Antrim shale gas. Tax credits were essentially zero in 1999 compared to $10.5 million in 1998 and $17.8 million in 1997. Gas production tax credits were not recorded in 1999 as a result of the mid-1998 sale of Antrim tax credits and MCN’s current net operating loss tax position. The income from the sale of the tax credits is recorded as other income as the credits are generated.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)

Outlook – As a result of its revised strategic direction, MCN sold its Western E&P properties in early 1999, its Midcontinent/ Gulf Coast E&P properties in mid-1999 and its Appalachia E&P properties in December 1999. Accordingly, gas and oil production in 2000 will be lower than in 1999. MCN will retain and aggressively manage its natural gas producing properties in Michigan. MCN will seek to optimize returns from its Michigan properties by efficiently integrating production with MCN’s other businesses.

Risk management strategy – MCN manages commodity price risk by utilizing futures, options and swap contracts to more fully balance its portfolio of gas and oil supply and sales agreements. MCN’s Energy Marketing business coordinates all of MCN’s hedging activities to ensure compliance with risk management policies that are periodically reviewed by MCN’s Board of Directors. Certain hedging gains or losses related to gas and oil production are recorded by MCN’s E&P operations. Gains and losses on gas and oil production-related hedging transactions that are not recorded by MCN’s E&P unit are recorded by Energy Marketing. In late 1998, MCN began entering into offsetting positions for existing hedges of gas and oil production from properties that were sold in 1999 (Note 14b).

Corporate & Other operating and joint venture losses, excluding restructuring charges, decreased $7.6 million in 1999 and increased $4.1 million in 1998. The 1999 improvement is due primarily to adjustments necessary to reduce or eliminate accruals for employee incentive awards that are based on MCN’s operating or stock-price performance. The 1999 results also reflect decreased administrative expenses associated with corporate management activities. The Diversified Energy group was charged a smaller portion of such expenses in 1999, reflecting its reduced percentage of MCN due to the asset sales. The increase in operating and joint venture losses in 1998 were attributable to an increase in corporate administrative expenses.

Other Income and Deductions

Other income and deductions increased $100.9 million in 1999 and $24.9 million in 1998. The comparison was affected by unusual charges in 1999 and 1998, as previously discussed. Both years also reflect higher interest and dividend costs on increased debt and preferred equity balances required to finance capital investments of $359.5 million in 1999 and $632.9 million in 1998.

Other income and deductions comparisons also were affected by several gains from the sale of properties. In 1998, a $6.0 million pre-tax gain was recorded from the sale of certain gas sales contracts and a $3.9 million pre-tax gain was recorded from the sale of a 50% interest in the 30 MW Ada Cogeneration facility. Other income and deductions for 1997 included a $3.2 million pre-tax gain from the December 1997 sale of Diversified Energy’s 25% interest in a gas storage project, a $2.5 million pre-tax gain from the sale of pipeline assets and a $2.4 million pre-tax gain related to the sale of an interest in a Pipelines & Processing partnership.

Income Taxes

Income taxes increased $151.5 million in 1999 and decreased $216.4 million in 1998. Income taxes were impacted by variations in pre-tax earnings. Income tax comparisons were also affected by varying levels of gas production tax credits and stock-related tax benefits. Additionally, 1999 reflects

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)

taxes on approximately $3.6 million of undistributed earnings of foreign subsidiaries generated in 1998. There was no provision for federal, state or foreign taxes in 1998 related to foreign undistributed income as it was MCN’s intent to permanently reinvest the earnings under its prior corporate strategy.

Gas Distribution

	1999	1998	1997
(in Millions)
Gas Distribution Operations
Operating Revenues*

Gas sales	$924.6	$838.9	$1,080.1

End user transportation	103.9	82.3	84.7

Intermediate transportation	57.8	63.2	55.2

Other	84.3	67.4	51.3

	1,170.6	1,051.8	1,271.3

Cost of Sales	507.3	462.1	642.0

Gross Margin	663.3	589.7	629.3

Other Operating Expenses*

Operation and maintenance	278.4	256.6	286.7

Depreciation and depletion	100.1	93.8	104.4

Property and other taxes	45.9	56.0	61.3

Property write-down (Note 3f)	–	24.8	–

Merger costs (Note 2)	25.8	–	–

	450.2	431.2	452.4

Operating Income	213.1	158.5	176.9

Equity in Earnings of Joint Ventures	2.0	1.0	2.5

Other Income and (Deductions)*

Interest income	2.3	5.7	4.7

Interest expense	(56.5)	(57.5)	(54.5)

Investment loss (Note 3f)	–	(8.5)	–

Minority interest	(1.0)	5.7	(1.9)

Other	(1.4)	(.2)	.5

	(56.6)	(54.8)	(51.2)

Income Before Income Taxes	158.5	104.7	128.2

Income Tax Provision	55.1	33.0	47.1

Net Income

Before unusual items	120.2	88.4	81.1

Unusual charges and merger costs (Notes 2 & 3f)	(16.8)	(16.7)	–

	$103.4	$71.7	$81.1

*	Includes intercompany transactions

Record year results reflect earnings from new gas sales program and more favorable weather – Gas Distribution had earnings for 1999 of $103.4 million, an increase of $31.7 million from 1998 earnings

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)

of $71.7 million. The comparison was impacted by unusual charges and merger costs as previously discussed. The 1999 earnings improvement reflects contributions from the new gas sales program that began in January 1999 as well as the impact of more favorable weather. The gas sales program allowed Gas Distribution to continue its record of solid financial performance producing returns on equity of 14.5% in 1999, 11.0% in 1998 and 13.2% in 1997.

Excluding the unusual charges, Gas Distribution had 1998 earnings of $88.4 million, an improvement of $7.3 million over 1997 earnings of $81.1 million. The earnings comparison was impacted by variations in weather and cost-saving initiatives resulting in significantly lower operating costs.

Gross Margin

Gross margin (operating revenues less cost of sales) increased $73.6 million in 1999 and decreased $39.6 million in 1998. The increase in 1999 is due primarily to margins generated under MichCon’s new three-year gas sales program, which is part of its Regulatory Reform Plan (Note 7b). Under the gas sales program that began in January 1999, MichCon’s gas sales rates include a gas commodity component that is fixed at $2.95 per Mcf. As part of its gas acquisition strategy, MichCon has entered into fixed-price contracts at costs below $2.95 per Mcf, for a substantial portion of its expected gas supply requirements through 2001. This strategy is likely to continue producing favorable margins. However, margins are expected to be lower in future years as MichCon’s fixed-price supplies in 2000 and 2001 are at prices higher than those paid in 1999. Additionally, margins will be impacted if additional customers choose to purchase their gas from other suppliers under MichCon’s experimental three-year customer choice program.

The gross margin comparisons were also affected by changes in gas sales and end user transportation deliveries due primarily to variations in weather. Additionally, gross margins in 1999 and 1998 reflect fluctuations in intermediate transportation revenues as well as revenues from the continued growth in other gas-related services.

	1999	1998	1997

Effect of Weather on Gas Markets and Earnings

Percentage Colder (Warmer) Than Normal	(9.0)%	(19.3)%	.8%
Increase (Decrease) From Normal in

Gas markets (in Bcf)	(18.7)	(40.3)	.6

Net income (in Millions)	$(18.6)	$(35.3)	$.5

Diluted earnings per share	$(.22)	$(.45)	$.01

Gas sales and end user transportation revenues in total increased $107.3 million in 1999, and decreased $243.6 million in 1998. Revenues were affected by fluctuations in gas sales and end user transportation deliveries that increased 21.3 Bcf in 1999, and decreased 41.7 Bcf in 1998. The variations in gas sales and end user transportation deliveries were due primarily to weather, which was 10.3% colder in 1999 and 20.1% warmer in 1998 compared to the previous years.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)

Revenues were also impacted by variations in the cost of the gas commodity component of gas sales rates. As previously discussed, this gas commodity component was fixed under MichCon’s new gas sales program at $2.95 per Mcf beginning in January 1999. Prior to 1999, MichCon’s sales rates were set to recover all of its reasonably and prudently incurred gas costs. Therefore, the effect of any fluctuations in cost of gas sold prior to 1999 was substantially offset by a change in gas sales revenues. The gas commodity component of MichCon’s sales rates increased $.24 per Mcf (9%) in 1999 and decreased $.40 per Mcf (13%) in 1998.

	1999	1998	1997

Gas Distribution Statistics (in Bcf)*

Gas Sales	181.8	172.2	209.1

End User Transportation	152.0	140.3	145.1

	333.8	312.5	354.2

Intermediate Transportation	531.9	537.5	586.5

	865.7	850.0	940.7

*	Includes intercompany transactions

Intermediate transportation revenues decreased $5.4 million in 1999, and increased $8.0 million in 1998. The 1999 decrease is due to customers shifting volumes from a higher rate to a lower rate transportation route, lower fees generated from tracking the transfer of gas title on MichCon’s transportation system, as well as lower off-system volumes transported of 5.6 Bcf. The increase in intermediate transportation revenues in 1998 is due in part to increased fees from tracking the transfer of gas title. Although intermediate transportation revenues increased in 1998, volumes delivered decreased 49.0 Bcf, reflecting lower off-system demand caused by the warmer weather and lower volumes transported for fixed-fee customers. Transportation volumes for fixed-fee customers may fluctuate significantly, however revenues from such customers are not affected. While intermediate transportation volumes are a significant part of total markets, profit margins on this service are considerably less than margins on gas sales or for end user transportation services.

Other operating revenues increased $16.9 million in 1999 and $16.1 million in 1998. The improvement in both periods is due to an increase in late payment fees, appliance maintenance services and other gas-related services. Additionally, 1999 reflects a full year of revenues from the acquisition of three heating and cooling firms in October 1998. The comparisons are also impacted by unfavorable adjustments in 1997 related to the discontinuance of MichCon’s energy conservation programs.

Cost of Sales

Cost of sales is affected by variations in gas sales volumes and the cost of purchased gas as well as related transportation costs. Under the Gas Cost Recovery (GCR) mechanism that was in effect through 1998 (Note 7d), MichCon’s sales rates were set to recover all of its reasonably and prudently incurred gas costs. Therefore, fluctuations in cost of gas sold had little effect on gross margins. Under MichCon’s new gas sales program, the gas commodity component of its sales rates

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)

is fixed. Accordingly, beginning in 1999, changes in cost of gas sold directly impact gross margins and earnings.

Cost of sales increased by $45.2 million in 1999 and decreased by $179.9 million in 1998, primarily as a result of varying weather-driven gas sales volumes. The increase in 1999 attributable to weather was partially offset by a reduction in gas sales volumes as a result of customers who have chosen to purchase their gas from other suppliers under MichCon’s customer choice program. As previously discussed, MichCon retains margins from these customers by continuing to transport and deliver the gas to the customers’ premises.

Cost of sales was also impacted by average prices paid for gas volumes sold, which increased $.02 (1%) per Mcf in 1999, and decreased $.40 (13%) per Mcf in 1998. Additionally, the comparison reflects cost of sales associated with the operations of the three heating and cooling companies acquired in October 1998.

Other Operating Expenses

Operation and maintenance expenses increased $21.8 million in 1999 and declined $30.1 million in 1998. The increase in 1999 is attributable to additional computer system support costs associated with MichCon’s new customer information system and higher injuries and damages costs. Operation and maintenance expenses in 1998 benefited from an interstate pipeline company refund. Additionally, both periods reflect management’s continuing efforts to control operating costs. More specifically, 1999 and 1998 reflect lower employee benefit costs, primarily pension and retiree healthcare costs, as well as lower uncollectible gas accounts expense.

Gas Distribution has streamlined its organizational structure over the past several years while increasing its customer base and expanding energy services to customers. MichCon implemented an early retirement program in early 1998 that reduced its net workforce by approximately 6%. The cost of the program and the related savings were largely offsetting in 1998, but the program contributed to lower operating costs in 1999. Since 1996, the number of employees has declined by approximately 350 or 11%, while the number of customers has increased more than 30,000 or 3%.

Gas Distribution’s uncollectible gas accounts expense declined $1.5 million in 1999 and $8.7 million in 1998, reflecting the impact of weather on accounts receivable balances, a more aggressive collection program, as well as the continuation of home heating assistance funding obtained by low-income customers.

Gas Distribution’s uncollectible gas accounts expense is directly affected by the level of government-funded heating assistance its qualifying customers receive. The State of Michigan provides this assistance in the form of Michigan Home Heating Credits that are funded almost exclusively by the Federal Low-Income Home Energy Assistance Program (LIHEAP). Congress approved funding for both the 1998 and 1999 fiscal years at $1.1 billion, compared to funding of $1.0 billion for the 1997 fiscal year. The State of Michigan’s share of LIHEAP funds was increased from $54 million in fiscal year 1998 to $59 million in 1999. Gas Distribution received $12.6 million of these funds in 1999, $.8 million less than in 1998. Home Heating Credits assisted 69,000 Gas Distribution customers in 1999, compared to 73,000 in 1998. During 1999, President Clinton signed an appropriations package that funds LIHEAP at $1.1 billion for fiscal year ending in September 2000.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)

Any future change in LIHEAP funding may impact Gas Distribution’s uncollectible gas accounts expense.

Depreciation and depletion increased by $6.3 million in 1999 and decreased by $10.6 million in 1998. The increase in 1999 reflects higher plant balances resulting from capital expenditures of $137 million in 1999 and $158 million in 1998. The decrease in 1998 resulted from lower depreciation rates for utility property, plant and equipment that became effective in January 1998. Depreciation on higher plant balances partially offset the 1998 rate decrease.

Property and other taxes decreased $10.1 million in 1999 and $5.3 million in 1998. The decreases for both 1999 and 1998 are attributable to lower property taxes resulting from a 1998 change in the calculation of the value of personal property subject to taxation by local governments. MichCon has pending tax appeals with various local governments to recover excess payments made in 1996 and 1997 based on the revised calculation. This calculation change, coupled with the favorable impact of new valuation tables approved by the Michigan State Tax Commission (STC) in November 1999, are expected to lower Gas Distribution’s personal property taxes by approximately $15 million annually beginning in 2000. Several local governments have taken legal action against the State of Michigan to prevent the STC from implementing the new valuation tables (Note 13a). The decrease in property and other taxes in 1998 was also due to lower Michigan Single Business Taxes resulting from a decrease in taxable income.

Property write-down of $24.8 million in 1998 reflects the impairment of certain gas gathering properties in northern Michigan (Note 3f).

Merger costs of $25.8 million in 1999 reflect legal, consulting, accounting, employee benefit and other expenses associated with the pending merger between MCN and DTE Energy Company (Note 2).

Equity in Earnings of Joint Ventures

Earnings from joint ventures increased $1.0 million in 1999 and decreased $1.5 million in 1998. The comparison reflects increased losses in 1998 from Gas Distribution’s 47.5% interest in a Missouri gas distribution company.

Other Income and Deductions

Other income and deductions increased $1.8 million in 1999 and $3.6 million in 1998. The change in 1999 is attributable to lower interest income resulting from the repayment of funds loaned to MCN. The other income and deductions comparisons were also affected by a 1998 unusual charge to write down the investment in a small natural-gas distribution company located in Missouri. Additionally, 1998 includes a change in minority interest due to the joint venture partners’ share of the write-down of certain gas gathering properties (Note 3f).

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)

Income Taxes

Income taxes increased $22.1 million in 1999 and decreased $14.1 million in 1998. Income tax comparisons were affected by variations in pre-tax earnings and tax credits. Income taxes in 1999 include amounts for the favorable resolution of prior years’ tax issues.

Outlook

Gas Distribution’s strategy is to expand its role as the preferred provider of natural gas and high-value energy services within Michigan. Accordingly, Gas Distribution’s objectives are to grow its revenues and control its costs in order to deliver strong shareholder returns and provide customers high-quality service at competitive prices. Modest revenue growth will be achieved through initiatives to expand Gas Distribution’s 900 Bcf of gas markets, its 1.2 million residential, commercial and industrial customer base, as well as by providing new energy-related services that capitalize on its expertise, capabilities and efficient systems. Revenues will also be generated from the sale, installation and servicing of residential and commercial heating and cooling systems. Management is continually assessing ways to improve cost competitiveness. Among other cost saving initiatives, MichCon has reduced its net workforce each year since 1992.

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

Gas Distribution has begun and plans to continue capitalizing on opportunities resulting from the gas industry restructuring. MichCon has implemented its Regulatory Reform Plan, which includes a comprehensive experimental three-year customer choice program designed to offer all sales customers added choices and greater price certainty. The customer choice program began in April 1999, and approximately 70,000 customers chose to purchase natural gas from suppliers other than MichCon. Year two and year three of the program begin April 1 of 2000 and 2001, respectively. The number of customers allowed to participate in the program is limited to 150,000 in 2000 and 225,000 in 2001. There is also a volume limitation on commercial and industrial participants of 20 Bcf in 2000 and 30 Bcf in 2001. MichCon will continue to transport and deliver the gas to the customers’ premises at prices that generate favorable margins. However, these margins will be lower than those generated in 1999 from the sale of gas to such customers.

The Regulatory Reform Plan also suspended the GCR mechanism for customers who continue to purchase gas from MichCon, and fixed the gas commodity component of MichCon’s sales rates at $2.95 per Mcf for the three-year period that began in January 1999. The suspension of the GCR mechanism allows MichCon to profit from its ability to purchase gas at less than $2.95 per Mcf. Prior to 1999, MichCon did not generate earnings on the gas commodity portion of its operations. As part of its gas acquisition strategy, MichCon has entered into fixed-price contracts at costs below $2.95 per Mcf for a substantial portion of its expected gas supply requirements through 2001. This

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)

strategy produced favorable margins in 1999 and is likely to continue producing favorable margins through 2001. However, margins are expected to be lower in future years as MichCon’s fixed-price supplies in 2000 and 2001 are at prices higher than those paid in 1999. The level of margins generated from selling gas will also be affected by the number of customers who ultimately choose to purchase gas from suppliers other than MichCon under the three-year customer choice program.

The Plan also encompasses an income sharing mechanism that allows customers to share in profits when actual returns on equity from utility operations exceed predetermined thresholds. Although the Plan increases MichCon’s risk associated with generating margins that cover its gas costs, management believes this Plan will continue to have a favorable impact on earnings.

The State of Michigan is continuing its initiatives designed to give all of Michigan’s natural gas customers added choices and the opportunity to benefit from lower gas costs resulting from competition. Natural gas choice legislation is before the Michigan legislature, and if approved, would: (1) give any qualified gas supplier the opportunity to compete; (2) phase in gas choice for all Michigan customers over three to five years; and (3) replace the regulatory gas commodity pricing process with one based on market prices that allows all customers to get the benefits of market-based pricing whether they elect to stay with their utility or choose another gas commodity supplier. Natural gas choice legislation could become effective prior to the end of MichCon’s three-year customer choice program that ends in March 2002, and therefore accelerate the transition to a competitive natural gas market.

As described in Note 7a to the consolidated financial statements, Gas Distribution complies with the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, “Accounting for the Effects of Certain Types of Regulation.” Future regulatory changes or changes in the competitive environment could result in Gas Distribution discontinuing the application of SFAS No. 71 for all or part of its business and would require the write-off of the portion of any regulatory asset or liability that was no longer probable of recovery or refund. If Gas Distribution were to discontinue application of SFAS No. 71 for all of its operations as of December 31, 1999, it would have an extraordinary non-cash increase to net income of approximately $57.9 million. Factors that could give rise to the discontinuance of SFAS No. 71 include: (1) increasing competition that restricts Gas Distribution’s ability to establish prices to recover specific costs, and (2) a significant change in the manner in which rates are set by regulators from cost-based regulation to another form of regulation. Based on a current evaluation of the various factors and conditions that are expected to impact future regulation, management believes currently available facts support the continued application of SFAS No. 71.

Environmental Matters

Former manufactured gas plant sites – Prior to the construction of major natural gas pipelines, gas for heating and other uses was manufactured from processes involving coal, coke or oil. MCN owns, or previously owned, 17 such former manufactured gas plant (MGP) sites.

During the mid-1980s, MCN conducted preliminary environmental investigations at former MGP sites, and some contamination related to the by-products of gas manufacturing was discovered at each site. The existence of these sites and the results of the environmental investigations have been

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)

reported to the Michigan Department of Environmental Quality (MDEQ). None of these former MGP sites is on the National Priorities List prepared by the U.S. Environmental Protection Agency (EPA).

MCN is involved in an administrative proceeding before the EPA regarding one of the former MGP sites. MCN has executed an order with the EPA, pursuant to which MCN is legally obligated to investigate and remediate the MGP site. MCN is remediating five of the former MGP sites and conducting more extensive investigations at six other former MGP sites. In 1998, MCN received state closure of one of the former MGP sites. Additionally, the MDEQ has determined with respect to one other former MGP site that MCN is not a responsible party for the purpose of assessing remediation expenditures. MCN and the MDEQ are in discussions on whether MCN is a responsible party for one other former MGP site.

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

MCN notified more than 50 current and former insurance carriers of the environmental conditions at these former MGP sites. MCN concluded settlement negotiations with certain carriers in 1996 and 1997 and has received payments from several carriers. In October 1997, MCN filed suit against major non-settling carriers seeking recovery of incurred costs and a declaratory judgment of the carriers’ liability for future costs of environmental investigation and remediation costs at former MGP sites. A settlement was reached with a number of carriers with a portion of the payment received in February 2000 and the remaining portion expected by mid-2000. MCN is continuing negotiations with the two remaining insurance carriers.

During 1999, 1998, and 1997, MCN spent $.7 million, $1.6 million and $.8 million, respectively, investigating and remediating these former MGP sites. At December 31, 1999, the reserve balance is $34.4 million, of which $6.3 million is classified as current. Any significant change in assumptions, such as remediation techniques, nature and extent of contamination and regulatory requirements, could impact the estimate of remedial action costs for the sites and, therefore, have an effect on MCN’s financial position and cash flows. However, management believes that insurance coverage and the cost deferral and rate recovery mechanism approved by the MPSC will prevent environmental costs from having a material adverse impact on MCN’s results of operations.

Formerly owned storage field – In 1998, MichCon received written notification from ANR Pipeline Company (ANR) alleging that MichCon has responsibility for a portion of the costs associated with responding to environmental conditions present at a natural gas storage field in Michigan currently owned and operated by an affiliate of ANR. At least some portion of the natural gas storage field was formerly-owned by MichCon. MichCon is evaluating ANR’s allegations to determine whether

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)

and to what extent, if any, it may have legal responsibility for these costs. Management does not believe this matter will have a material adverse impact on MCN’s financial statements.

CAPITAL RESOURCES AND LIQUIDITY

	1999	1998	1997

Cash and Cash Equivalents (in Millions)
Cash Flow Provided From (Used For)

Operating activities	$130.3	$152.7	$343.4

Financing activities	(154.9)	497.8	522.8

Investing activities	66.9	(673.0)	(857.2)

Net Increase (Decrease) in Cash and Cash Equivalents	$42.3	$(22.5)	$9.0

Operating Activities

MCN’s cash flow from operating activities decreased $22.4 million in 1999 and $190.7 million in 1998. The decreases during 1999 and 1998 were due primarily to higher working capital requirements and variations in earnings, after adjusting for noncash items (depreciation, unusual charges and deferred taxes).

Financing Activities

MCN’s cash flow from financing activities decreased $652.7 million in 1999 and $25.0 million in 1998. The decrease in both years reflects lower debt and equity issuances in total, net of debt repayments, as a result of lower capital expenditures and acquisitions.

MCN typically relies on commercial paper and bank borrowings to finance capital expenditures on a temporary basis until paid down with the proceeds from the issuance of more permanent capital, such as long-term debt, preferred securities and common stock. However, MCN will rely more on short-term financing and less on permanent capital issuances during 2000. Proceeds from completing the sale of non-strategic assets in 2000 will be used to repay commercial paper and bank borrowings. A summary of MCN’s significant financing activities during the 1997 – 1999 period follows.

MCN’s 5,865,000 shares of Preferred Redeemable Increased Dividend Equity Securities (Enhanced PRIDES) matured in April 1999. Each security represented a contract to purchase one share of MCN common stock. Upon conversion of the Enhanced PRIDES, MCN received cash proceeds totaling approximately $135.0 million. The proceeds were used to repay a $130.0 million medium-term note of Diversified Energy that came due in May 1999.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)

In late 1999, MCN’s $150 million revolving credit agreement expired. MCN effectively replaced this agreement by entering into a $290 million revolving credit agreement that expires in July 2000. Borrowings under the credit agreement totaled $200.0 million at December 31, 1999 and were used to repay debt and redeem $100 million of Single Point Remarketed Reset Capital Securities (SPRRCS) in October 1999. The credit agreement will be used for general corporate purposes.

In 1998, MCN issued $100 million of preferred securities and borrowed $260 million under a one-year term loan (Notes 9 and 10). Proceeds were used to reduce commercial paper, to fund capital investments by Diversified Energy and for general corporate purposes. MCN repaid the term loan in 1999 with proceeds from the sale of its E&P properties.

In 1997, MCN sold 9,775,000 shares of common stock in a public offering, generating net proceeds of $276.6 million (Note 11a). In 1997, MCN issued $100 million of Private Institutional Trust Securities (PRINTS) and $100 million of SPRRCS (Note 10a). In 1997, MCN also issued 2,645,000 FELINE PRIDES, generating gross proceeds of $132.3 million (Note 10a). The proceeds from these issuances were invested by MCN in its Diversified Energy group and were used to reduce short-term debt incurred to fund capital investments.

During 1998, MCN retired the PRINTS early because it determined other forms of financing provide greater flexibility.

Prior to mid-February 1999, MCN traditionally issued new shares of common stock pursuant to its Direct Stock Purchase and Dividend Reinvestment Plan and various employee benefit plans. During the January 1997 to February 1999 period, MCN issued 2,422,000 shares and generated $39.2 million from common stock issuances under these plans. Beginning in mid-February 1999, shares issued under these plans are being acquired by MCN through open-market purchases.

As of December 1999, MCN had an outstanding shelf registration with approximately $835.9 million remaining to be issued in the form of debt or equity securities.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)

The following table sets forth the ratings as of December 31, 1999 for securities issued by MCN and its subsidiaries:

	Standard		Duff &
	& Poor’s	Moody’s	Phelps	Fitch

MCN

FELINE PRIDES	BBB-	ba1	BBB	BBB

Preferred securities	BBB-	ba1	BBB	BBB
MCNEE

Commercial paper*	A2	P3	D2	F2

Medium-term notes*	BBB	Baa3	BBB+	BBB
MichCon

Commercial paper	A2	P1	D1	F1

First mortgage bonds	A-	A2	A+	A

Senior notes**	AAA	Aaa	–	AAA

*	Ratings based on MCN support agreement

**	Ratings based on an insurance policy provided by MBIA Insurance Corporation

Diversified Energy

The Diversified Energy group maintains credit lines that allow for borrowings of up to $200 million under a 364-day revolving credit facility and up to $200 million under a three-year revolving credit facility. These facilities support Diversified Energy’s commercial paper program, which is used to finance capital investments and working capital requirements, as well as, support letters of credit issued by financing institutions in favor of Diversified Energy businesses. The 364-day facility expires in July 2000 and the three-year facility expires in July 2001. At December 31, 1999, commercial paper and bank borrowings totaling $352.4 million were outstanding under the Diversified Energy credit facilities.

MCN received approximately $295 million in 1999 from the sale of various non-Michigan E&P properties. MCN also received approximately $130 million in 1999 from the sale of its interest in TPL. Proceeds from these sales were used to repay outstanding debt at the MCN Corporate and Diversified Energy levels. Proceeds from the sale of additional non-strategic assets are expected by mid-2000 and will be used to repay outstanding borrowings and for general corporate purposes.

MCN Energy Enterprises Inc. (MCNEE) repaid $210 million of medium-term notes that came due in 1999.

In 1998, Diversified Energy issued remarketable debt securities totaling $300 million (Note 9). Proceeds from these issuances were used to reduce short-term debt incurred by the Diversified Energy group to fund capital investments and for general corporate purposes.

During 1998, a subsidiary of MCNEE retired early a $100 million five-year term loan because it determined that other forms of debt financing provide greater flexibility and lower costs.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)

In 1997, MCNEE repaid $30 million of senior debt on its stated maturity date and issued $150 million of medium-term notes, using the proceeds to repay short-term debt and for general corporate purposes.

As of December 1999, MCNEE had an outstanding shelf registration with $620 million remaining to be issued in the form of debt securities.

Gas Distribution

Gas Distribution maintains a relatively consistent amount of cash and cash equivalents through the use of short-term borrowings. Short-term borrowings are normally reduced in the first part of each year as gas inventories are depleted and funds are received from winter heating sales. During the latter part of each year, Gas Distribution’s short-term borrowings normally increase as funds are used to finance increases in gas inventories and customer accounts receivable. To meet its seasonal short-term borrowing needs, Gas Distribution normally issues commercial paper that is backed by credit lines with several banks. MichCon has established credit lines to allow for borrowings of up to $150 million under a 364-day revolving credit facility, and up to $150 million under a three-year revolving credit facility. The 364-day facility expires in July 2000, and the three-year facility expires in July 2001. At December 31, 1999, commercial paper of $235.9 million was outstanding under this program.

During 1999, MichCon issued $110 million of senior secured notes (Note 9). Proceeds from the issuances were used to refinance long-term debt, short-term obligations and for general corporate purposes. MichCon also repaid $68 million of first mortgage bonds during 1999.

During 1998, MichCon issued $150 million of remarketable debt securities (Note 9). Proceeds from these issuances were used to retire first mortgage bonds, fund capital expenditures and for general corporate purposes. Also during 1998, MichCon repaid $109.7 million of first mortgage bonds.

During 1997, MichCon issued $85 million of first mortgage bonds. The funds from this issuance were used to retire first mortgage bonds, fund capital expenditures and for general corporate purposes. During 1997, non-utility subsidiaries of MichCon borrowed $40 million under a non-recourse credit agreement that matures in 2005. Proceeds were used to finance the expansion of the northern Michigan gathering system. During 1997, MichCon also repaid $67 million of long-term debt.

As of December 1999, MichCon had an outstanding shelf registration with $140 million remaining to be issued in the form of debt securities.

Investing Activities

MCN’s cash flow from investing activities increased $739.9 million in 1999, and cash used for investing activities decreased $184.2 million in 1998. As previously discussed, the improvement in 1999 was due to cash received from sales of non-strategic assets, coupled with lower capital expenditures and acquisitions. The 1998 decrease is also due primarily to lower capital expenditures and acquisitions as well as cash received from the repayment of an advance by a Philippine power producer.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)

During 1998 and 1997, MichCon invested $28.2 million and $31.3 million, respectively, in a Grantor Trust to meet future cash flow obligations related to certain postretirement healthcare costs.

Capital investments equaled $496.4 million in 1999 compared to $790.9 million in 1998. The comparison reflects lower acquisitions as well as lower Pipelines & Processing and E&P capital expenditures. Partially offsetting these 1999 decreases were significantly higher investments in Electric Power projects.

	1999	1998	1997
(in Millions)

Capital Investments
Consolidated Capital Expenditures

Pipelines & Processing	$3.6	$113.2	$19.5

Electric Power	52.4	3.6	4.8

Exploration & Production	100.0	200.4	375.0

Gas Distribution	136.9	158.0	157.7

Other	1.4	7.6	5.7

	294.3	482.8	562.7

MCN’s Share of Joint Venture Capital Expenditures*

Pipelines & Processing	94.3	219.9	152.2

Electric Power	78.1	24.8	11.2

Other	.2	1.7	6.3

	172.6	246.4	169.7

Acquisitions

Significant	22.5	54.0	227.2

Other	7.0	7.7	–

	29.5	61.7	227.2

Total Capital Investments	$496.4	$790.9	$959.6

*	A portion of joint venture capital expenditures is financed with joint venture project debt.

Outlook

2000 capital investments estimated at $325 million – MCN’s revised strategic direction will result in capital investments in future years of approximately $150 million to $350 million annually – significantly lower than in the past several years.

The proposed level of investments in future years is expected to be financed primarily with internally generated funds, including proceeds received from the sale of non-strategic assets. MCN’s actual capital requirements will depend on proceeds received from the sale of such assets. MCN’s capitalization objective is to maintain its credit ratings through a strong balance sheet. Its capitalization objective is a ratio of 50% equity and 50% debt. It is management’s opinion that MCN and its subsidiaries will have sufficient capital resources, both internal and external, to meet anticipated capital requirements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)

YEAR 2000

As a result of computer programs being written using two digits rather than four digits to define the year, many programs that had time sensitive software had the risk of recognizing a date using “00” as the year 1900 rather than the year 2000. This Year 2000 issue, if not addressed, could have caused computer systems to malfunction, resulting in a material adverse impact on MCN’s operations and business processes.

MCN, aware of the Year 2000 potential impact, initiated a corporate-wide program in 1997 to have its mission critical business, and measurement and control systems Year 2000 ready. MCN completed the Year 2000 implementation plan in October 1999 for its mission critical systems and therefore considered these systems Year 2000 ready at that time.

MCN has experienced no disruptions in its business operations as a result of the Year 2000 issue and has had no significant computer errors related to the Year 2000. The company continues to monitor its computer systems and business operations for Year 2000 complications.

Costs associated with the Year 2000 issue totaled approximately $5.2 million through December 1999. MCN does not expect to incur any significant future costs as a result of the Year 2000.

This Year 2000 disclosure is a Year 2000 Readiness Disclosure under the “Year 2000 Information and Readiness Disclosure Act.” Therefore, MCN claims the full protections established by the Act.

MARKET RISK INFORMATION

MCN’s primary market risk arises from fluctuations in commodity prices and interest rates. MCN manages commodity price and interest rate risk through the use of various derivative instruments and limits the use of such instruments to hedging activities. If MCN did not use derivative instruments, its exposure to such risk would be higher. A further discussion of MCN’s risk management activities is included in Note 14 to the Consolidated Financial Statements.

Commodity Price Risk

MCN’s exposure to commodity price risk arises from changes in natural gas, natural gas liquids, oil and methanol prices throughout the United States and in eastern Canada where MCN conducts sales and purchase transactions. MCN closely monitors and manages its exposure to commodity price risk through a variety of risk management techniques. Natural gas and oil futures and swap agreements are used to manage MCN’s exposure to the risk of market price fluctuations on gas sale and purchase contracts, natural gas and oil production and gas inventories.

A sensitivity analysis model was used to calculate the fair values of MCN’s natural gas and oil futures and swap agreements utilizing applicable forward commodity rates in effect at December 31, 1999. The sensitivity analysis involved increasing and decreasing the forward rates by a hypothetical 10% and calculating the resulting change in the fair values of the gas and oil futures and swap agreements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)

Interest Rate Risk

MCN is subject to interest rate risk in connection with the issuance of variable- and fixed-rate debt and preferred securities. In order to manage interest costs, MCN uses interest rate swap agreements to exchange fixed- and variable-rate interest payment obligations over the life of the agreements without exchange of the underlying principal amounts. MCN’s exposure to interest rate risk arises primarily from changes in U.S. Treasury rates and London Inter-Bank Offered Rates (LIBOR).

A sensitivity analysis model was used to calculate the fair values or cash flows of MCN’s debt and preferred securities, as well as its interest rate swaps, utilizing applicable forward interest rates in effect at December 31, 1999. The sensitivity analysis involved increasing and decreasing the forward rates by a hypothetical 10% and calculating the resulting change in the fair values or cash flows of the interest rate sensitive instruments.

The results of the sensitivity model calculations follow:

	Assuming	Assuming
	A 10%	A 10%	Favorable
	Increase in	Decrease in	(Unfavorable)
	Prices/Rates	Prices/Rates	Change in
(in Millions)

Market Risk
Commodity Price Sensitive*

Swaps – pay fixed/receive variable	$89.8	$(89.8)	Fair Value

– pay variable/receive fixed	$(81.1)	$81.1	Fair Value

Futures – Longs	$5.0	$(5.0)	Fair Value

– Shorts	$(2.1)	$2.1	Fair Value
Interest Rate Sensitive

Debt – fixed rate	$58.3	$(58.3)	Fair Value

– variable rate	$(.5)	$.5	Cash Flow

Swaps – pay fixed/receive variable	$.2	$(.2)	Fair Value

– pay variable/receive fixed	$(2.8)	$2.8	Fair Value

*	Includes only the risk related to the derivative instruments that serve as hedges and does not include the related underlying hedged item.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” effective for fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137, “ Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of FASB Statement No. 133.” SFAS No. 137 changes the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000.

SFAS No. 133 requires all derivatives to be recognized in the balance sheet as either assets or liabilities measured at their fair value, and sets forth conditions in which a derivative instrument may be designated as a hedge. The Statement requires that changes in the fair value of derivatives

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS (CONCLUDED)

be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative’s gains and losses to be recorded to other comprehensive income or to offset related results on the hedged item in earnings.

MCN manages gas price risk and interest rate risk through the use of various derivative instruments and limits the use of such instruments to hedging activities. The effects of SFAS No. 133 on MCN’s financial statements are subject to fluctuations in the market value of hedging contracts which are, in turn, affected by variations in gas prices and in interest rates. Accordingly, management cannot quantify the effects of adopting SFAS No. 133 at this time.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK

For information required pursuant to this item refer to “Item 7. MD&A – Market Risk Information,” page 55 of this report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended December 31

(in Thousands, Except Per Share Amounts)	1999	1998	1997

Operating Revenues

Gas and oil sales	$2,238,111	$1,813,343	$2,014,418

Transportation	151,216	139,609	129,953

Other	91,741	77,746	63,496

	2,481,068	2,030,698	2,207,867

Operating Expenses

Cost of sales	1,614,992	1,205,774	1,335,033

Operation and maintenance	411,223	389,415	393,341

Depreciation, depletion and amortization	164,638	179,490	181,612

Property and other taxes	57,197	69,553	75,491

Property write-downs and restructuring charges (Note 3)	59,335	592,318	–

Merger costs (Note 2)	34,855	–	–

	2,342,240	2,436,550	1,985,477

Operating Income (Loss)	138,828	(405,852)	222,390

Equity in Earnings of Joint Ventures (Note 6)	52,386	62,225	55,659

Other Income and (Deductions)

Interest income	6,575	10,893	11,166

Interest on long-term debt	(89,431)	(87,346)	(75,170)

Other interest expense	(30,342)	(24,404)	(11,283)

Dividends on preferred securities of subsidiaries	(40,139)	(36,370)	(31,090)

Loss on sale of E&P properties (Note 3d)	(81,989)	–	–

Investment and contract losses (Note 3)	(9,903)	(14,635)	–

Minority interest	(1,612)	5,992	(1,964)

Other	17,948	19,561	10,759

	(228,893)	(126,309)	(97,582)

Income (Loss) Before Income Taxes	(37,679)	(469,936)	180,467

Income Tax Provision (Benefit)	(9,703)	(183,468)	47,238

Income (Loss) Before Cumulative Effect of Accounting Change	(27,976)	(286,468)	133,229

Cumulative Effect of Accounting Change, Net of Taxes (Note 5)	(2,872)	–	–

Net Income (Loss)	$(30,848)	$(286,468)	$133,229

Basic Earnings (Loss) Per Share (Note 11d)

Before cumulative effect of accounting change	$(.34)	$(3.63)	$1.82

Cumulative effect of accounting change (Note 5)	(.03)	–	–

	$(.37)	$(3.63)	$1.82

Diluted Earnings (Loss) Per Share (Note 11d)

Before cumulative effect of accounting change	$(.34)	$(3.63)	$1.79

Cumulative effect of accounting change (Note 5)	(.03)	–	–

	$(.37)	$(3.63)	$1.79

Average Common Shares Outstanding

Basic	83,407	78,823	72,887

Diluted	83,407	78,823	75,435

Dividends Declared Per Share	$1.0200	$1.0200	$.9825

The notes to the consolidated financial statements are an integral part of this statement.

CONSOLIDATED STATEMENT OF FINANCIAL POSITION

	December 31

	1999	1998
(in Thousands)
ASSETS

Current Assets

Cash and cash equivalents, at cost (which approximates market value)	$59,366	$17,039

Accounts receivable, less allowance for doubtful accounts of $20,720 and $9,665, respectively	546,689	400,120

Accrued unbilled revenues	100,439	87,888

Gas in inventory	180,372	147,387

Property taxes assessed applicable to future periods	62,651	72,551

Deferred income taxes (Note 17)	32,508	–

Other	51,313	42,472

	1,033,338	767,457

Deferred Charges and Other Assets

Deferred income taxes (Note 17)	14,765	50,547

Investments in debt and equity securities	72,077	69,705

Deferred swap losses and receivables (Note 14a)	43,907	63,147

Deferred environmental costs (Note 13c)	31,173	30,773

Prepaid benefit costs (Note 16a)	156,276	111,775

Other	108,288	98,940

	426,486	424,887

Investments in and Advances to Joint Ventures (Note 6)

Pipelines & Processing	575,684	521,711

Electric Power	145,684	231,668

Energy Marketing	21,512	29,435

Gas Distribution	2,898	1,478

Other	18,194	18,939

	763,972	803,231

Property, Plant and Equipment

Pipelines & Processing	46,480	48,706

Exploration & Production (Notes 3d and 4c)	573,514	1,040,047

Gas Distribution	3,016,231	2,916,540

Other	76,245	36,124

	3,712,470	4,041,417

Less – Accumulated depreciation and depletion	1,697,212	1,644,094

	2,015,258	2,397,323

	$4,239,054	$4,392,898

The notes to the consolidated financial statements are an integral part of this statement.

CONSOLIDATED STATEMENT OF FINANCIAL POSITION

	December 31

	1999	1998
(in Thousands)
LIABILITIES AND CAPITALIZATION

Current Liabilities

Accounts payable	$296,139	$304,349

Notes payable	617,755	618,851

Current portion of long-term debt and capital lease obligations	28,102	269,721

Federal income, property and other taxes payable	68,500	69,465

Deferred gas cost recovery revenues	–	14,980

Gas payable	24,858	42,669

Customer deposits	17,707	18,791

Other	146,949	108,310

	1,200,010	1,447,136

Deferred Credits and Other Liabilities

Unamortized investment tax credits	28,022	30,056

Tax benefits amortizable to customers	136,236	130,120

Deferred swap gains and payables (Note 14a)	64,962	62,956

Accrued environmental costs (Note 13c)	28,068	35,000

Minority interest	11,096	10,898

Other	91,613	75,439

	359,997	344,469

Commitments and Contingencies (Notes 7, 12 and 13)

Capitalization

Long-term debt, including capital lease obligations (Note 9)	1,457,617	1,307,168

MCN-obligated mandatorily redeemable preferred securities of subsidiaries holding solely debentures of MCN (Note 10a)	402,922	502,203

Common shareholders’ equity (see accompanying statement)	818,508	791,922

	2,679,047	2,601,293

	$4,239,054	$4,392,898

The notes to the consolidated financial statements are an integral part of this statement.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31

	1999	1998	1997
(in Thousands)
Cash Flow From Operating Activities

Net income (loss)	$(30,848)	$(286,468)	$133,229
Adjustments to reconcile net income (loss) to net cash provided from operating activities

Depreciation, depletion and amortization:

Per statement of operations	164,638	179,490	181,612

Charged to other accounts	9,055	8,000	7,728

Unusual charges, net of taxes (Note 3)	98,298	389,598	–

Cumulative effect of accounting change, net of taxes (Note 5)	2,872	–	–

Deferred income taxes – current	(41,915)	(2,587)	(2,701)

Deferred income taxes and investment tax credits, net	84,462	14,565	11,660

Equity in earnings of joint ventures, net of distributions	(12,529)	(40,360)	(16,511)

Other	(1,313)	(11,550)	(5,456)

Changes in assets and liabilities, exclusive of changes shown separately	(142,433)	(97,966)	33,823

Net cash provided from operating activities	130,287	152,722	343,384

Cash Flow From Financing Activities

Notes payable, net	(1,096)	307,482	68,000

Dividends paid	(86,256)	(82,239)	(72,851)

Issuance of common stock (Note 11)	136,145	20,192	294,402

Reacquisition of common stock	(6,745)	–	–

Issuance of preferred securities (Note 10)	–	96,850	326,521

Issuance of long-term debt (Note 9)	106,535	458,761	273,241

Long-term commercial paper and bank borrowings, net (Note 9)	92,344	17,299	(261,822)

Retirement of long-term debt and preferred securities (Notes 9 and 10)	(395,789)	(328,810)	(109,224)

Other	–	8,243	4,612

Net cash provided from (used for) financing activities	(154,862)	497,778	522,879

Cash Flow From Investing Activities

Capital expenditures	(294,258)	(482,775)	(561,354)

Acquisitions (Note 4)	(29,551)	(42,429)	(166,553)

Investment in debt and equity securities, net	(4,157)	17,831	(63,123)

Investment in joint ventures	(77,427)	(189,309)	(152,642)

Sale of property and joint venture interests (Note 4)	470,904	47,185	67,365

Other	1,391	(23,459)	19,077

Net cash provided from (used for) investing activities	66,902	(672,956)	(857,230)

Net Increase (Decrease) in Cash and Cash Equivalents	42,327	(22,456)	9,033

Cash and Cash Equivalents, January 1	17,039	39,495	30,462

Cash and Cash Equivalents, December 31	$59,366	$17,039	$39,495

CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)

	Year Ended December 31

	1999	1998	1997
(in Thousands)
Changes in Assets and Liabilities, Exclusive of Changes Shown Separately

Accounts receivable, net	$(63,377)	$(6,653)	$(49,017)

Accrued unbilled revenues	(12,551)	5,122	15,499

Gas in inventory	(32,985)	(90,610)	22,384

Accrued/deferred gas cost recovery revenues, net	(14,980)	27,842	14,810

Prepaid/accrued benefit costs, net	(44,457)	(31,490)	(16,086)

Accounts payable	(35)	(35,597)	24,273

Federal income, property and other taxes payable	(965)	(17,333)	(10,820)

Gas payable	(17,811)	34,352	5,524

Other current assets and liabilities, net	41,187	8,152	5,998

Other deferred assets and liabilities, net	3,541	8,249	21,258

	$(142,433)	$(97,966)	$33,823

The notes to the consolidated financial statements are an integral part of this statement.

CONSOLIDATED STATEMENT OF COMMON SHAREHOLDERS’ EQUITY

	Year Ended December 31

	1999	1998	1997
(in Thousands)

COMMON SHAREHOLDERS’ EQUITY (Note 11)

Common Stock, par value $.01 per share – 250,000,000 shares authorized, 85,655,381, 79,724,542 and 78,231,889 shares outstanding, respectively	$857	$797	$782

Additional Paid-in Capital

Balance – beginning of period	832,966	806,997	493,078

Common stock and performance units	127,210	25,969	313,485

Other	–	–	434

Balance – end of period	960,176	832,966	806,997

Accumulated Other Comprehensive Loss
Foreign Currency Translation Adjustments

Balance – beginning of period	(12,889)	(6,335)	(43)

Net change in foreign currency translation adjustment (a)	12,733	(6,554)	(6,292)

Balance – end of period	(156)	(12,889)	(6,335)

Unrealized Losses on Securities

Balance – beginning of period	(3,687)	(1,184)	–

Net change in unrealized losses on securities (a)	3,687	(2,503)	(1,184)

Balance – end of period	–	(3,687)	(1,184)

Balance – end of period	(156)	(16,576)	(7,519)

Retained Earnings

Balance – beginning of period	(2,977)	365,730	305,352

Net income (loss) (a)	(30,848)	(286,468)	133,229

Cash dividends declared	(86,256)	(82,239)	(72,851)

Balance – end of period	(120,081)	(2,977)	365,730

Yield Enhancement, Contract and Issuance Costs	(22,288)	(22,288)	(22,039)

	$818,508	$791,922	$1,143,951

(a) Disclosure of Comprehensive Income (Note 1)

Net income (loss)	$(30,848)	$(286,468)	$133,229

Other comprehensive income, net of tax:

Foreign Currency Translation Adjustment (Note 4b):

Foreign currency translation losses net of taxes of $215, $3,529 and $3,388	(399)	(6,554)	(6,292)

Reclassification of losses recognized in net income, net of taxes of $7,072, $– and $–	13,132	–	–

Unrealized Losses on Securities:

Unrealized losses on securities, net of taxes of $625, $3,495 and $637	(1,159)	(6,490)	(1,184)

Reclassification of losses recognized in net income, net of taxes of $2,610, $2,147 and $-	4,846	3,987	–

	$(14,428)	$(295,525)	$125,753

The notes to the consolidated financial statements are an integral part of this statement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Company Description – MCN Energy Group Inc. (MCN) is a diversified energy company with markets and investments primarily in the Midwest-to-Northeast corridor. MCN operates through two major business groups, Diversified Energy and Gas Distribution.

Diversified Energy, operating through MCN Energy Enterprises Inc. (MCNEE), formerly MCN Investment Corporation, is a wholly owned subsidiary of MCN and serves as a holding company for MCN’s non-utility businesses. MCNEE is involved in the following segments:

•	Pipelines & Processing has pipeline, gathering, processing and related facilities in major supply areas.

•	Electric Power has joint venture interests in electric power generation facilities. Electric Power also provides fuel management services and supplies gas to power generation facilities under long-term sales contracts.

•	Energy Marketing sells premium, reliable bundled energy services to large-volume customers. The segment also has rights to market-area storage capacity. Energy Marketing also sells gas to other gas marketers and brokerage companies.

•	Exploration & Production (E&P) is engaged in natural gas and oil exploration, development and production. Consistent with its new strategic direction, MCN retained its natural gas producing properties in Michigan and sold its Western, Midcontinent/ Gulf Coast and Appalachia properties in 1999.

Gas Distribution consists principally of MichCon, a natural gas utility serving approximately 1.2 million customers in more than 530 communities throughout Michigan. MichCon is subject to the accounting requirements and rate regulation of the Michigan Public Service Commission (MPSC) with respect to the distribution and intrastate transportation of natural gas. Gas Distribution also includes Citizens Gas Fuel Company (Citizens), a small gas utility serving approximately 15,000 customers in Adrian, Michigan. Citizens’ rates are regulated by the Adrian Gas Rate Commission.

Basis of Presentation – The accompanying consolidated financial statements were prepared in conformity with generally accepted accounting principles. In connection with their preparation, management was required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and the disclosure of contingent liabilities. Actual results could differ from those estimates. Certain reclassifications have been made to prior years’ statements to conform to the 1999 presentation.

Principles of Consolidation – The consolidated financial statements include the accounts of MCN and certain consolidated subsidiaries and partnerships. Investments in entities in which MCN has a controlling influence that it intends to maintain are consolidated. Generally, investments in 50% or less owned entities in which MCN has significant but not controlling influence, and entities where control is temporary, have been accounted for under the equity method.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Revenues and Cost of Gas – Gas Distribution accrues revenues for gas service provided but unbilled at month end. Through December 31, 1998, MichCon’s accrued revenues included a component for cost of gas sold that was recoverable through the gas cost recovery (GCR) mechanism. Prior to 1999, GCR proceedings before the MPSC permitted MichCon to recover the prudent and reasonable cost of gas sold. Beginning in 1999, MichCon implemented a Regulatory Reform Plan approved by the MPSC. The Plan suspended the GCR mechanism and fixed the gas commodity component of MichCon’s sales rates for the three-year period beginning in January 1999. Accordingly, MichCon no longer accrues revenues under this mechanism.

Natural Gas and Oil Exploration and Production – The full-cost accounting method prescribed by the Securities and Exchange Commission (SEC) is followed for investments in gas and oil properties. Under the full-cost method, substantially all acquisition, exploration and development costs are capitalized. To the extent such capitalized costs exceed the “ceiling,” the excess is written off to income. The ceiling is the sum of discounted future net cash flows from the production of proved gas and oil reserves (using unescalated prices and costs unless contractual arrangements exist), and the lower of cost or estimated fair value of unproved properties, net of related income tax effects. The ceiling test is applied at the end of each quarter and requires a write-down of gas and oil properties if the ceiling is exceeded, even if any price decline is temporary. Management’s investment and operating decisions are based upon prices, costs and production assumptions that are different from those used to compute the ceiling. As a result, it is possible that future fluctuations in key forecast assumptions could result in impairments being recorded for accounting purposes, when the long-term economics of such properties have not changed.

The unit of production method is used for calculating depreciation, depletion and amortization (DD&A) on proved gas and oil properties. The average DD&A expense per thousand cubic feet equivalent (Mcfe) was $.83, $.82 and $.75 in 1999, 1998 and 1997, respectively. Costs directly associated with the acquisition and evaluation of unproved gas and oil properties are excluded from the amortization base until the related properties are evaluated. Such unproved properties are assessed periodically, and a provision for impairment is made to the full-cost amortization base when appropriate.

Comprehensive Income – MCN complies with the provisions of Statement of Financial Accounting Standards (SFAS) No. 130, “Reporting Comprehensive Income,” which establishes standards for the reporting and display of comprehensive income. Comprehensive income is defined as the change in common shareholder’s equity during a period from transactions and events from non-owner sources, including net income. Other items of comprehensive income include revenues, expenses, gains and losses that are excluded from net income. Items of other comprehensive income applicable to MCN and their accounting policies are as follows:

•	Foreign Currency Translation Adjustments – MCN’s foreign joint ventures use the local currency as the functional currency. As a result, MCN’s investments in foreign entities are translated from foreign currencies into U.S. dollars using end-of-period exchange rates. Equity in earnings of foreign entities is translated at the average exchange rate prevailing during the month the respective earnings occur. Translation adjustments, net of taxes, are excluded from net income and shown as a separate component of other comprehensive income until realized in net income upon sale or upon complete liquidation of the investment in the foreign entity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

•	Holding Gains and Losses on Available-for-Sale Securities – Unrealized holding gains and losses resulting from temporary changes in the fair value of MCN’s available-for-sale securities are excluded from net income and reported as a separate component of other comprehensive income until realized in net income upon sale. If a fair value decline is judged to be other than temporary, the decline is recorded to net income.

Property, Plant and Equipment – Property, plant and equipment, excluding E&P property, is stated at cost and includes amounts for labor, materials, overhead and an allowance for funds used during construction. Unit of production depreciation and depletion is used for certain Gas Distribution production and transmission property. All other property, plant and equipment of MCN, excluding E&P property, is depreciated over its useful life using the straight-line method. Depreciation rates vary by class of property.

The ratio of the provision for depreciation and depletion to the average cost of depreciable property is as follows:

	1999	1998	1997

Pipelines & Processing	4.2%	3.4%	3.5%

Gas Distribution	3.5%	3.5%	4.1%

Other	12.4%	12.2%	12.3%

Long-Lived Assets – In accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” MCN reviews its long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. MCN also reviews long-lived assets to be disposed of to determine if the asset’s carrying amount is in excess of its fair value less the cost to sell.

Allowance for Funds Used During Construction – Gas Distribution capitalizes an allowance for both debt and equity funds used during construction in the cost of major additions to plant. Diversified Energy also capitalizes interest on debt funds used during construction. The total amount capitalized was $8,929,000, $19,938,000 and $18,190,000 in 1999, 1998 and 1997, respectively.

Income Taxes and Investment Tax Credits – Tax Benefits Amortizable to Customers represents the net revenue equivalent of the difference in property-related accumulated deferred income taxes computed in accordance with SFAS No. 109, “Accounting for Income Taxes,” as compared to the amounts previously reflected in setting utility rates. This amount is primarily due to current tax rates being lower than the rates in effect when the original deferred taxes were recorded and because of temporary differences, including accumulated investment tax credits, for which deferred income taxes were not previously recorded in setting utility rates. These net tax benefits are being amortized, in accordance with the regulatory treatment, over the life of the related plant as the related temporary differences reverse.

Investment tax credits relating to Gas Distribution property placed into service were deferred and are being credited to income over the life of the related property. Investment tax credits relating to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Diversified Energy operations were recorded to income in the year the related property was placed into service.

Deferred Debt Costs – In accordance with MPSC regulations, MichCon defers reacquisition and unamortized issuance costs of reacquired long-term debt when such debt is refinanced. These costs are amortized over the term of the replacement debt.

Consolidated Statement of Cash Flows – For purposes of this statement, MCN considers all highly liquid investments, excluding restricted investments, purchased with a maturity of three months or less to be cash equivalents.

Other cash and non-cash investing and financing activities for the years ended December 31 were as follows:

	1999	1998	1997
(in Thousands)
Cash Paid During the Year For

Interest, net of amounts capitalized	$128,535	$117,162	$97,659

Federal income taxes	3,550	12,175	30,300
Non-cash Investing and Financing Activities

Common stock and performance units	$2,043	$288	$19,188

Equity issued for acquisitions	–	5,409	–

Foreign currency translation adjustment, net of taxes	399	6,554	6,292

Unrealized losses on securities, net of taxes	1,159	6,490	1,184

Sale of investment in joint ventures	–	–	8,562

Yield enhancement and contract costs	–	–	2,702

Property purchased under capital leases	–	–	1,303

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

The boards of directors and the shareholders of both companies have approved the proposed merger. The transaction is subject to regulatory approvals and other customary merger conditions. The transaction is expected to close in mid-2000 and will be accounted for as a purchase by DTE. The combined company, which will be named DTE Energy Company and headquartered in Detroit, will be the largest electric and gas utility in Michigan.

DTE is a diversified energy provider. Its principal subsidiary is The Detroit Edison Company, Michigan’s largest electric utility serving 2.1 million customers in southeastern Michigan. DTE’s

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

non-regulated subsidiaries and ventures sell methane gas from landfills, coal, metallurgical coke and other energy-related products and services.

As a result of the pending merger, MCN has incurred merger-related costs which include legal, accounting, consulting, employee benefit and other expenses. These costs had the effect of decreasing 1999 earnings by $34,855,000 pre-tax ($22,656,000 net of taxes).

Furthermore, as part of the merger agreement, MCN has agreed to sell its interest in five power projects, four of which are power projects that are defined as “Qualifying Facilities” under the Public Utility Regulatory Policies Act of 1978, as amended. This act limits the interest in a project that can be owned by electric companies while maintaining the project’s status as a “Qualifying Facility.” In the first quarter of 2000, MCN completed the sale of its 23% interest in the Midland Cogeneration Venture, a 1,370 megawatt (MW) cogeneration facility located in Michigan, and its 33 1/3% interest in the Carson Cogeneration facility, a 42 MW cogeneration plant located in California. MCN has reached an agreement to sell its 50% interest in the Michigan Power Project, a 123 MW cogeneration plant located in Michigan, and its 50% interest in the Ada Cogeneration facility, a 30 MW cogeneration plant located in Michigan. The Michigan Power Project and Ada Cogeneration sales are expected to be completed in the second quarter of 2000. Additionally, MCN has reached an agreement in principle to sell its 95% interest in the Cobisa-Person facility, a 140 MW power plant in New Mexico that is currently under construction. The sale is subject to Federal Energy Regulatory Commission (FERC) approval.

3.  UNUSUAL CHARGES

During 1999 and 1998, MCN recorded several unusual charges, consisting of property write-downs, losses on the sale of properties, investment and contract losses and restructuring charges. A discussion of each unusual charge by segment follows:

a.  Pipelines & Processing

Property Write-Downs: During 1998, MCN recorded a $133,782,000 pre-tax ($86,959,000 net of taxes) write-off of its coal fines project. The economic viability of the project is dependent on coal briquettes produced from six coal fines plants qualifying for synthetic fuel tax credits and MCN’s ability to utilize or sell such credits. Although the plants were in service by June 30, 1998, the date specified to qualify for the tax credits, operating delays at the plants in the 1998 third quarter significantly increased the possibility that the Internal Revenue Service (IRS) would challenge the project’s eligibility for tax credits. In addition, there was uncertainty as to whether MCN could utilize or sell the credits. These factors led to MCN’s decision to record an impairment loss equal to the carrying value of the plants, reflecting the likely inability to recover such costs. MCN sought to maximize the value of its investment in the coal fines project, and in May 1999 filed a request with the IRS seeking a factual determination that its coal fines plants were in service on June 30, 1998. In September 1999, MCN received “in-service” determination letters from the IRS with respect to its six coal fines plants. The IRS ruled that four of the plants were in service by the June 30, 1998 deadline in order to qualify for synthetic fuel tax credits. The IRS ruled that two other plants did not meet the in-service requirements. The company continues to believe these two plants also meet the requirements and appealed the unfavorable rulings. In December 1999, MCN sold its four coal fines plants that received “in-service” determination letters to DTE (Note 4a).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

During 1998, MCN also recorded an impairment loss of $3,899,000 pre-tax ($2,534,000 net of taxes) relating to an acquired out-of-service pipeline in Michigan. MCN reviewed the business alternatives for this asset and determined that its development is unlikely. Accordingly, MCN recorded an impairment loss equal to the carrying value of this asset.

b.  Electric Power

Property Write-Downs: During 1999, MCN exited two power projects under development that were not consistent with its new strategic direction. As a result of exiting these projects, MCN recorded a $4,995,000 pre-tax ($3,247,000 net of taxes) write-off of capitalized costs associated with these projects.

Restructuring Charge: During 1998, MCN recorded a $2,470,000 pre-tax ($1,605,000 net of taxes) restructuring charge related to its decision to exit certain international power projects.

c.  Energy Marketing

Loss on Contracts: During 1999, MCN recognized a $2,447,000 pre-tax ($1,591,000 net of taxes) loss resulting from the termination of gas sales contracts with a joint venture. These contracts were terminated in conjunction with MCN’s sale of its 49% interest in the joint venture.

d.  Exploration & Production

Property Write-Downs: During 1999, MCN recognized a $52,000,000 pre-tax ($33,800,000 net of taxes) write-down of its gas and oil properties under the full cost method of accounting, due primarily to an unfavorable revision in the timing of the production of proved gas and oil reserves as well as reduced expectations of sales proceeds on unproved acreage. Under the full cost method of accounting as prescribed by the SEC, MCN’s capitalized exploration and production costs exceeded the full cost “ceiling,” resulting in the excess being written off to income. The ceiling is the sum of discounted future net cash flows from the production of proved gas and oil reserves, and the lower of cost or estimated fair value of unproved properties, net of related income tax effects.

During 1999, MCN also recorded a $2,340,000 pre-tax ($1,521,000 net of taxes) write-down relating to unproved property which is not included in the full cost pool. An impairment loss was recorded representing the amount by which the carrying value exceeded the appraised value of the property.

During 1998, MCN recognized write-downs of its gas and oil properties totaling $416,977,000 pre-tax ($271,035,000 net of taxes). The write-downs were also the result of MCN’s capitalized exploration and production costs exceeding the full cost ceiling.

Losses on Sale of Properties: During 1999, MCN recognized losses from the sale of its Western, Midcontinent/ Gulf Coast and Appalachian E&P properties totaling $81,989,000 pre-tax ($53,293,000 net of taxes).

Loss on Investment: During 1999, MCN recognized a $7,456,000 pre-tax ($4,846,000 net of taxes) loss from the write-down of an investment in the common stock of an E&P company. MCN had also recognized a $6,135,000 pre-tax ($3,987,000 net of taxes) loss from the write-down of this investment during 1998. The losses were due to declines in the fair value of the securities that are not considered temporary. MCN has no carrying value in this investment after the write-downs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

e.  Corporate & Other

Restructuring Charge: During 1998, MCN recorded a $10,390,000 pre-tax ($6,753,000 net of taxes) restructuring charge related to a corporate realignment designed to improve operating efficiencies through a more streamlined organizational structure. The realignment included cost saving initiatives expected to reduce operating expenses. As of December 31, 1999, payments of $6,587,000 have been charged against the restructuring accruals relating to severance and termination benefits. These benefits will continue to be paid through 2000. The remaining restructuring costs of $3,803,000 are primarily for net lease expenses and are expected to be paid over the related lease terms that expire through 2006.

f.  Gas Distribution

Property Write-Downs: During 1998, MCN recorded a $24,800,000 pre-tax ($11,200,000 net of taxes and minority interest) write-down of certain gas gathering properties. An analysis revealed that projected cash flows from the gathering system were not sufficient to cover the system’s carrying value. Therefore, an impairment loss was recorded representing the amount by which the carrying value of the system exceeded its estimated fair value.

Loss on Investment: During 1998, MCN also recorded an $8,500,000 pre-tax ($5,525,000 net of taxes) loss from the write-down of an investment in a Missouri gas distribution company. The write-down represents the amount by which the carrying value exceeded the estimated fair value of the investment.

4.  ACQUISITIONS AND DISPOSITIONS

a.  Pipelines & Processing

During 1999, MCN acquired a 43% interest in KCI Compression Company L.P. which provides a full range of natural gas compression services. The cost of the acquisition totaled $22,500,000 and is accounted for under the equity method.

In December 1999, MCN sold its four coal fines plants that received “in-service” determination letters to DTE in an arms-length transaction that is independent of the pending merger. The sales price will depend on total production performance of the four plants. DTE made an initial payment of $45,000,000 and this payment will be adjusted up to $152,000,000 or down to zero based on the results of a 36-month production test period. MCN has deferred recognizing any gain on this sale pending the result of the test period.

In March 2000, MCN sold its 50% interest in the Cardinal States Gathering Company for approximately $60,000,000.

b.  Electric Power

International Facilities: As part of its new strategic direction, MCN will manage and develop its existing international joint ventures to maintain their values. Any disposition of such investments will be independently evaluated to maximize shareholder value.

In 1997, MCN acquired an approximate 65% interest in Bhote Koshi Power Company, a partnership that is constructing a 36 MW hydroelectric power plant in Nepal. Construction of the plant began in early 1997 and is scheduled to be completed in mid-2000. At December 31, 1999,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

MCN had paid $10,720,000 of its total equity commitment of $20,100,000. The remaining equity commitment balance will be paid in 2000. The investment is accounted for under the equity method.

In 1997, MCN acquired a 40% interest in the common equity of Torrent Power Limited (TPL), a joint venture that holds minority interests in electric distribution companies and power generation facilities located in the state of Gujarat, India. In 1997 and 1998, MCN acquired preference shares in TPL, bringing the total cost of the acquisitions to $121,200,000. In August 1999, MCN sold its interest in TPL for approximately $130,000,000, resulting in an immaterial gain.

Qualifying and Other Facilities: As part of the merger agreement, MCN has agreed to sell its interest in five power projects, four of which are “Qualifying Facilities” as defined by the Public Utility Regulatory Policies Act of 1978, as amended (Note 2).

In 1997, MCN acquired an 18% general partnership interest in Midland Cogeneration Venture Limited Partnership (MCV) and acquired an additional 5% general partnership interest in 1998. MCV is a partnership that leases and operates a 1,370 MW cogeneration facility in Midland, Michigan.

In January 2000, MCN sold its 23% ownership in MCV for approximately $105,000,000, resulting in an immaterial gain. Under the terms of the sales agreement, if MCN does not merge with DTE, MCN may reacquire its 23% interest in MCV.

In February 2000, MCN reached an agreement to sell its 50% interest in the Michigan Power Project, a 123 MW cogeneration plant located in Ludington, Michigan and its 50% interest in the Ada Cogeneration facility, a 30 MW cogeneration plant located in Ada, Michigan. The sales are expected to be completed in the second quarter of 2000 resulting in a pre-tax gain totaling approximately $40,000,000.

In March 2000, MCN sold its 33 1/3% interest in the Carson Cogeneration facility, a 42 MW cogeneration plant located in Carson, California for $3,000,000, resulting in a pre-tax gain of approximately $3,600,000 ($2,340,000 net of taxes).

In February 2000, MCN reached an agreement in principle to sell its 95% interest in the Cobisa-Person facility, a 140 MW power plant in New Mexico that is currently under construction. The sale is subject to FERC approval.

c.  Exploration & Production

During 1999, MCN sold its Western, Midcontinent/ Gulf Coast and Appalachian E&P properties, representing 643 billion cubic feet (Bcf) equivalent of proved reserves for approximately $409,000,000, resulting in a pre-tax loss of $81,989,000 ($53,293,000 net of taxes).

5.  ACCOUNTING FOR START-UP ACTIVITIES

In January 1999, MCN adopted Statement of Position (SOP) 98-5, “Reporting on the Costs of Start-up Activities,” issued by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants. SOP 98-5 requires start-up and organizational costs to be expensed as incurred. This change in accounting principle resulted in the write-off of start-up and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

organization costs capitalized as of December 31, 1998. The cumulative effect of the change was to decrease 1999 earnings by $4,418,000 pre-tax ($2,872,000 net of taxes).

6.  INVESTMENTS IN AND ADVANCES TO JOINT VENTURES

MCN has equity interests in several joint ventures involved in the following businesses: Pipelines & Processing – 10 1/2% to 97.4% owned; Electric Power – 23% to 95% owned; Energy Marketing – 10% to 50% owned; Gas Distribution – 47 1/2% owned; and Real Estate & Other – 33% to 50% owned. MCN’s share of undistributed earnings in these joint ventures totaled $67,282,000 at December 31, 1999. Refer to “Note 4 – Acquisitions and Dispositions” for a discussion of Pipelines & Processing and Electric Power joint ventures which were sold subsequent to December 31, 1999 or are in the process of being sold.

The following is the combined summarized financial information of the joint ventures. No provision for income taxes has been included, since income taxes are paid directly by the joint venture participants.

	1999	1998	1997
(in Thousands)

Operating Revenues	$2,177,614	$2,628,822	$1,598,208

Operating Income	294,252	385,821	348,544

Income Before Taxes	140,644	205,961	197,453

MCN’s Share of Operating Revenues

Pipelines & Processing	$359,513	$276,613	$144,823

Electric Power	196,087	315,516	168,051

Energy Marketing	372,112	317,342	249,954

Real Estate & Other	6,790	12,436	7,740

	$934,502	$921,907	$570,568

MCN’s Share of Operating Income (Loss)

Pipelines & Processing	$14,251	$15,714	$27,485

Electric Power	63,669	73,590	48,671

Energy Marketing	3,260	6,214	9,933

Real Estate & Other	(176)	(136)	645

	$81,004	$95,382	$86,734

MCN’s Share of Income (Loss) Before Taxes

Pipelines & Processing	$24,711	$29,987	$28,551

Electric Power	26,651	28,546	12,655

Energy Marketing	1,738	4,681	7,379

Real Estate & Other	(714)	(989)	7,074

	$52,386	$62,225	$55,659

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	1999	1998

(in Thousands)

Assets

Current assets	$751,546	$612,023

Noncurrent assets	3,901,363	3,959,716

	$4,652,909	$4,571,739

Liabilities and Joint Ventures’ Equity

Current liabilities	$554,218	$439,357

Noncurrent liabilities	2,407,870	2,300,825

Joint ventures’ equity	1,690,821	1,831,557

	$4,652,909	$4,571,739

MCN’s Share of Total Assets

Pipelines & Processing	$701,498	$568,944

Electric Power	713,473	722,038

Energy Marketing	73,527	86,135

Gas Distribution	23,230	23,149

Real Estate & Other	34,699	35,921

	$1,546,427	$1,436,187

MCN’s Share of Joint Ventures’ Equity

Pipelines & Processing	$473,001	$434,310

Electric Power	121,667	191,627

Energy Marketing	16,041	27,748

Gas Distribution	2,898	7,832

Real Estate & Other	17,064	17,810

	630,671	679,327

Goodwill and Other(1)	133,301	123,904

MCN’s Investment in and Advances to Joint Ventures	$763,972	$803,231

(1)	Primarily represents differences between MCN’s carrying value and its share of the joint ventures’ underlying equity interest that is amortized over the estimated useful lives of the related assets, which on a weighted average basis equaled 28 years.

7.  REGULATORY MATTERS

a.  Regulatory Assets and Liabilities

MCN’s Gas Distribution operations are subject to the provisions of SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation.” As a result, several regulatory assets and liabilities are recorded in MCN’s financial statements. Regulatory assets represent costs that will be recovered from customers through the ratemaking process. Regulatory liabilities represent benefits that will be refunded to customers through reduced rates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following regulatory assets and liabilities were reflected in the Consolidated Statement of Financial Position as of December 31:

	1999	1998
(in Thousands)

Regulatory Assets

Deferred environmental costs (Note 13c)	$31,173	$30,773

Unamortized loss on retirement of debt	15,241	15,548

Other	811	804

	$47,225	$47,125

Regulatory Liabilities

Tax benefits amortizable to customers	$136,236	$130,120

Deferred gas cost recovery revenues	–	14,980

Other	88	–

	$136,324	$145,100

Gas Distribution currently has regulatory precedents and orders in effect that provide for the probable recovery or refund of its regulatory assets and liabilities. Future regulatory changes or changes in the competitive environment could result in Gas Distribution discontinuing the application of SFAS No. 71 for all or part of its business and require the write-off of the portion of any regulatory asset or liability that was no longer probable of recovery or refund. If MCN were to have discontinued the application of SFAS No. 71 for all of its operations as of December 31, 1999, it would have had an extraordinary non-cash increase to net income of approximately $57,900,000. Management believes that currently available facts support the continued application of SFAS No. 71.

b.  Regulatory Reform Plan

In April 1998, the MPSC approved MichCon’s Regulatory Reform Plan and MichCon implemented the Plan in January 1999. The Plan includes a new three-year gas sales program under which MichCon’s gas sales rates include a gas commodity component that is fixed at $2.95 per thousand cubic feet (Mcf). As part of its gas acquisition strategy, MichCon has entered into fixed-price contracts at costs below $2.95 per Mcf for a substantial portion of its expected gas supply requirements through 2001.

The Plan also includes a comprehensive experimental three-year customer choice program, which is subject to annual caps on the level of participation. The customer choice program began in April 1999, with approximately 70,000 customers choosing to purchase natural gas from suppliers other than MichCon. Plan years begin April 1 of each year, and the number of customers allowed to participate in the plan was limited to 75,000 in 1999, and is limited to 150,000 in 2000 and 225,000 in 2001. There is also a volume limitation on commercial and industrial participants. The volume limitation for these participants was 10 Bcf in 1999, and is 20 Bcf in 2000 and 30 Bcf in 2001. MichCon will continue to transport and deliver the gas to the customers’ premises at prices that

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

generate favorable margins. Various parties have challenged the MPSC’s approval of the Plan. While management believes the Plan will be upheld, there can be no assurance as to the outcome.

c.  Proposed Legislation

The State of Michigan is continuing its initiatives designed to give all of Michigan’s natural gas customers added choices and the opportunity to benefit from lower gas costs resulting from competition. Natural gas choice legislation is before the Michigan legislature and, if approved, would: (1) give any qualified gas supplier the opportunity to compete; (2) phase in gas choice for all Michigan customers over three to five years; and (3) replace the regulatory gas commodity pricing process with one based on market prices that allows all customers to get the benefits of market-based pricing whether they elect to stay with their utility or choose another gas commodity supplier. Natural gas choice legislation could become effective prior to the end of MichCon’s three-year customer choice program that ends in March 2002, and therefore accelerate the transition to a competitive natural gas market.

d.  Gas Cost Recovery Proceedings

Prior to January 1999, the GCR mechanism allowed MichCon to recover its cost of gas sold if the MPSC determined that such costs were reasonable and prudent. An annual GCR reconciliation proceeding provided a review of gas costs incurred during the previous year and determined whether gas costs had been overcollected or undercollected and, as a result, whether a refund or surcharge, including interest, was required to be returned to or collected from GCR customers. The GCR process was suspended with the implementation of MichCon’s Regulatory Reform Plan in January 1999.

In February 1999, MichCon filed its final GCR reconciliation case covering gas costs incurred during 1998, which indicates an overrecovery of $18,000,000, including interest. Management believes that 1998 gas costs were reasonable and prudent and that the MPSC should approve the gas costs incurred. However, management cannot predict the outcome of this proceeding. During the first quarter of 1999, MichCon refunded the overrecovery to customers as a reduction in gas sales rates.

e.  Other Rate Matters

In March 2000, several shippers on MichCon’s northern Michigan gathering system filed a complaint with the MPSC requesting that the commission issue an order reducing the rate charged for Antrim gas transportation services from 9 cents to approximately 3.9 to 3.1 cents per Mcf. The complaint also requests refunds of approximately $21,000,000 for prior periods during which that rate has been in effect. Management believes that the commission has no legal authority to order refunds associated with prior periods. The shippers allege that without the reduced transportation rate, MichCon would overcollect approximately $28,500,000 over the next six years. While any complaint about rates could result in a commission ordered reduction in rates, management’s preliminary assessment of the complaint is that it is without merit.

8.  GAS IN INVENTORY

Inventory gas is priced on a last-in, first-out (LIFO) basis. At December 31, 1999, the replacement cost exceeded the $180,372,000 LIFO cost by $147,561,000. At December 31, 1998, the replacement cost exceeded the $147,387,000 LIFO cost by $152,961,000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.	CREDIT FACILITIES, SHORT-TERM BORROWINGS AND
LONG-TERM DEBT

Detailed information on long-term debt, excluding current requirements, is as follows:

	1999	1998
(in Thousands)
First Mortgage Bonds, interest payable semi-annually

5 3/4% series due 2001	$20,000	$40,000

8% series due 2002	17,314	17,314

6.72% series due 2003	4,150	4,150

6.80% series due 2003	15,850	15,850

9 1/8% series due 2004	–	18,000

7.15% series due 2006	40,000	40,000

7.21% series due 2007	30,000	30,000

7.06% series due 2012	40,000	40,000

8 1/4% series due 2014	80,000	80,000

7.60% series due 2017	14,932	14,980

7 1/2% series due 2020	29,352	29,641

9 1/2% series due 2021	40,000	40,000

6 3/4% series due 2023	15,982	16,617

7% series due 2025	40,000	40,000
Remarketable Securities, interest payable semi-annually

6.375% series due 2008	100,000	100,000

6.30% series due 2011	100,000	100,000

6.35% series due 2012	100,000	100,000

6.45% series due 2038	75,000	75,000

6.20% series due 2038	75,000	75,000
Senior Notes, interest payable quarterly

6.85% series due 2038	54,863	–

6.85% series due 2039	55,000	–
Medium-Term Notes, interest payable semi-annually

6.03% series due 2001	60,000	60,000

6.89% series due 2002	90,000	90,000

6.32% series due 2003	60,000	60,000

7.12% series due 2004	60,000	60,000

Commercial Paper and Bank Borrowings	200,000	107,656

Project Loan Due 2006, interest payable quarterly	10,560	12,320

Long-Term Capital Lease Obligations	3,482	5,345

Other Long-Term Debt	17,413	25,874

Net Unamortized Premium	8,719	9,421

	$1,457,617	$1,307,168

Substantially all of the net utility properties of MichCon, totaling approximately $1,243,000,000, are pledged as security for the payment of outstanding first mortgage bonds.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Maturities and sinking fund requirements during the next five years for long-term debt outstanding at December 31, 1999 are $27,000,000 in 2000, $86,600,000 in 2001, $113,700,000 in 2002, $86,000,000 in 2003 and $65,600,000 in 2004.

Diversified Energy – At December 31, 1999, MCNEE had credit lines permitting borrowings of up to $200,000,000 under a 364-day revolving credit facility and up to $200,000,000 under a three-year revolving credit facility. The 364-day revolving credit facility was renewed in July 1999. The three-year revolving credit facility expires in July 2001. These facilities support MCNEE’s $400,000,000 commercial paper program. MCNEE usually issues commercial paper in lieu of an equivalent amount of borrowings under these lines of credit. Commercial paper and bank borrowings outstanding at December 31, 1999 and 1998 totaling $152,350,000 and $118,000,000, respectively, were classified as short term. The remaining 1999 and 1998 commercial paper and bank borrowings of $200,000,000 and $107,656,000, respectively, were classified as long term. Commercial paper and bank borrowings outstanding as of December 31, 1999 and 1998 were at weighted average interest rates of 6.7% and 6.4%, respectively. Fees are paid to compensate banks for lines of credit.

In 1999, MCN entered into a $290,000,000 revolving credit agreement that expires in July 2000. The revolving credit agreement had an outstanding balance of $200,000,000 at December 31, 1999 and was at a weighted average interest rate of 7.3%.

In 1998, MCNEE issued a total of $300,000,000 of remarketable debt securities with various interest rates and maturity dates. These securities are senior unsecured obligations of MCNEE and are subject to an MCN support agreement. The securities are structured such that at a specified future remarketing date the remarketing agents may elect to remarket the securities whereby the annual interest rate will be reset. MCNEE received option premiums in return for the remarketing option. If the remarketing agents elect not to remarket the securities, MCNEE will be required to repurchase the securities at their principal amounts. The option premiums received, net of financing costs incurred, totaled $5,709,000 and are being amortized to income over the life of the debt. The remarketing dates are in April 2001, 2002 and 2003.

MCNEE has variable interest rate swap agreements with a combined notional amount of $80,000,000 which mature in 2001. The swap agreements effectively reduced the average cost of related debt from 6.4% to 5.8% for the year ended December 31, 1999.

Gas Distribution – At December 31, 1999, MichCon had credit lines permitting borrowings of up to $150,000,000 under a 364-day revolving credit facility and up to $150,000,000 under a three-year revolving credit facility. The 364-day revolving credit facility was renewed in July 1999. The three-year revolving credit facility expires in July 2001. MichCon issues commercial paper in lieu of an equivalent amount of borrowings under these lines of credit. Commercial paper outstanding at December 31, 1999 and 1998 totaled $235,870,000 and $218,447,000 and was at weighted average interest rates of 6.4% and 5.6%, respectively. This debt is classified as short term. Fees are paid to compensate banks for lines of credit.

In 1999, MichCon issued $55,000,000 of 6.85% senior secured notes, due June 2038, and $55,000,000 of 6.85% senior secured notes, due June 2039. These notes are “fall-away mortgage” debt and, as such, are secured debt as long as MichCon’s other first mortgage bonds are outstanding and become senior unsecured debt thereafter. The notes are insured by a financial guaranty

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

insurance policy and are rated AAA or its equivalent by the major rating agencies. The notes are redeemable at par on or after June 1, 2004.

In 1999, MichCon redeemed $18,000,000 of 9.125% first mortgage bonds, which were due September 2004.

In 1998, MichCon issued a total of $150,000,000 of remarketable debt securities with various interest rates. These securities are “fall-away mortgage” debt and are structured such that the interest rates of the issues can be reset at various remarketing dates over the life of the debt. The initial remarketing dates are in June 2003 and 2008. MichCon received option premiums in return for granting options to underwriters to reset the interest rate for a period of ten years at the initial remarketing dates. The option premiums received, net of financing costs incurred, totaled $3,052,000 and are being amortized to income over the initial interest and corresponding option periods. If the underwriters elect not to exercise their reset options, the securities become subject to the remarketing feature or may be redeemed by MichCon at par. If MichCon and the remarketing agent cannot agree on an interest rate or the remarketing agent is unable to remarket the securities, MichCon will be required to repurchase the securities at their principal amounts.

During 1997, non-utility subsidiaries of MichCon borrowed $40,000,000 under a nonrecourse credit agreement. Under terms of the agreement, certain alternative variable interest rates are available at the borrowers’ option during the life of the agreement. Quarterly principal payments commenced in 1997, with a final installment due November 2005. The loan is secured by a pledge of stock of the borrowers and a security interest in certain of their assets. MichCon may be required to support the credit agreement through limited capital contributions to the subsidiaries if certain cash flow and operating targets are not met. At December 31, 1999 and 1998, $21,900,000 and $29,200,000 were outstanding at weighted average interest rates of 6.6% and 5.8%, respectively.

MichCon has variable interest rate swap agreements with notional principal amounts aggregating $92,000,000 in connection with its first mortgage bonds. Swap agreements of $40,000,000 through May 2002 have reduced the average cost of the related debt from 7.3% to 5.9% for the year ended December 31, 1999. Swap agreements of $40,000,000 through May 2005 have reduced the average cost of the related debt from 7.1% to 5.5% for the year ended December 31, 1999. Swap agreements of $12,000,000 through April 2000 have reduced the average cost of the related debt from 8.3% to 4.1% for the year ended December 31, 1999. A non-utility subsidiary of MichCon has an interest rate swap agreement on the $12,333,000 outstanding balance of its project loan agreement at December 31, 1999 that effectively fixes the interest rate at 7.5% through February 2003.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Summarized information for MCN-obligated mandatorily redeemable preferred securities of subsidiaries holding solely debentures of MCN is as follows:

	December 31,		Liquidation	Maturity of	Earliest
			Value	Underlying	Redemption
	1999	1998	Per Share	Security	Date
(in Thousands of Dollars, Except Per Share Amounts)

MCN Financing I

8 5/8% Trust Originated Preferred Securities	$77,145	$77,068	$25	2036	2001
(3,200,000 preferred securities)
Dividends payable quarterly.
MCN Financing II

8 5/8% Trust Preferred Securities	96,585	96,669	25	2038	2003
(4,000,000 preferred securities)
Dividends payable quarterly.
MCN Financing VI

6.85% Single Point Remarketed Reset Capital Securities	–	99,397	1,000	–	–
(100,000 preferred securities)
Dividends payable semi-annually.
MCN Michigan Ltd. Partnership

9 3/8% Redeemable Cumulative Preferred Securities, Series A	96,942	96,819	25	2024	1999
(4,000,000 preferred securities)
Dividends payable monthly.
MCN Financing III

8% FELINE PRIDES	132,250	132,250	50	2002	2002
(2,645,000 FELINE PRIDES)
Dividends payable quarterly.

	$402,922	$502,203

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

In the event of default, holders of the preferred securities will be entitled to exercise and enforce the trusts’ and partnership’s creditor rights against MCN, which may include acceleration of the principal amount due on the debentures. MCN has issued guaranties with respect to payments on the preferred securities. These guaranties, when taken together with MCN’s obligations under the debentures, the related indenture, and the trust and partnership documents, provide full and unconditional guaranties of the trusts and partnership’s obligations under the preferred securities to the extent of the funds available therefor.

Financing costs for these issuances were deferred and are reflected as a reduction in the carrying value of the preferred securities. These costs are being amortized using the straight-line method over the estimated lives of the related securities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In addition to the similar provisions previously discussed, specific terms of the securities follow:

•	6.85% Single Point Remarketed Reset Capital Securities (SPRRCS) – MCN redeemed the 6.85% SPRRCS during 1999.

•	8% FELINE PRIDES – Each security initially consists of a stock purchase contract and a preferred security of MCN Financing III. Under each stock purchase contract, MCN is obligated to sell, and the FELINE PRIDES holder is obligated to purchase between 1.4132 and 1.7241 shares of MCN common stock on May 16, 2000 for $50. The exact number of MCN common shares to be sold is dependent on the market value of a share in May 2000, but will not be less than 3,737,988 or more than 4,560,345 shares. MCN also is obligated to pay the FELINE PRIDES holders a quarterly contract adjustment payment at an annual rate of .75% of the stated amount. MCN has recorded the present value of the contract adjustment as a liability and a reduction to Common Shareholders’ Equity on MCN’s Consolidated Statement of Financial Position. The liability is reduced as the contract adjustment payments are made.

Holders of the preferred securities are entitled to receive cumulative dividends at an annual rate of 7.25% of the liquidation preference value. The preferred securities are pledged as collateral to secure the FELINE PRIDES holders’ obligation to purchase MCN common stock under the stock purchase contracts. Each holder has the right after issuance of the FELINE PRIDES to substitute for the preferred securities, zero coupon U.S. Treasury securities maturing in May 2000. Each FELINE PRIDES holder has the option to use the preferred securities, treasury securities or cash to satisfy the May 2000 purchase contract commitment.

b.  Preferred Securities

MCN is authorized to issue 25,000,000 shares of no par value preferred stock, and MichCon is authorized to issue 7,000,000 shares of preferred stock with a par value of $1 per share and 4,000,000 shares of preference stock with a par value of $1 per share. At December 31, 1999, no issuances of preferred or preference stock were made under these authorizations.

c.  Enhanced PRIDES

MCN issued 5,865,000 shares of Preferred Redeemable Increased Dividend Equity Securities (Enhanced PRIDES) in 1996. Each security represented a contract to purchase one share of MCN common stock. The Enhanced PRIDES were converted into MCN common stock in April 1999, and as a result MCN received cash proceeds totaling approximately $135,000,000.

11.  COMMON STOCK AND EARNINGS PER SHARE

a.  Common Stock

In April 1999, MCN issued 5,865,000 shares for the redemption of the Enhanced PRIDES. In 1998, MCN issued approximately 310,000 shares in conjunction with the acquisition of heating, ventilating and air conditioning companies. In 1997, MCN sold 9,775,000 shares of new common stock in a public offering, generating net proceeds of $276,600,000.

MCN has traditionally issued new shares of common stock pursuant to its Direct Stock Purchase and Dividend Reinvestment Plan and various employee benefit plans. The number of shares issued was approximately 67,000 in 1999, 1,190,000 in 1998, and 1,165,000 in 1997, generating net proceeds of $1,200,000, $20,200,000 and $17,800,000, respectively. Beginning in February 1999, shares issued under these plans are acquired by MCN through open market purchases.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

b.  Stock Incentive Plan

MCN’s Stock Incentive Plan authorizes the use of performance units, stock options, restricted stock or other stock-related awards to key employees, primarily management. Stock-based awards encourage a strategic focus of long-term performance and have high employee retention value. Prior to 1999, MCN’s policy was to issue all stock based awards in the form of performance units. In February 1999, MCN revised its policy whereby 50% of any stock-related awards will be in the form of stock options. The remaining 50% of any awards will continue to be in the form of performance units. Pending the results of the proposed merger, no awards will be made under the Plan in 2000.

During 1999, 1998 and 1997, MCN granted 83,950, 293,116 and 245,340 performance units, respectively, with a weighted-average grant date fair value of $17.25, $37.00 and $31.00 per unit, respectively. The performance units are denominated in shares of MCN common stock. Under the terms of the Plan, the initial number of performance units granted is based on total shareholder return relative to the peer group during the previous three-year period. Participants receive dividend equivalents on the units granted. The initial grants are adjusted upward or downward based on total shareholder return relative to the peer group for the subsequent three-year period. The final awards are then payable in shares of common stock or can be deferred. Participants must retain 50% of any common shares paid until certain stock ownership guidelines are met. The deferred units must be retained by the participants until their employment with MCN ceases.

During 1999, in lieu of participating in the cash bonus plan, certain employees of MCN were granted a total of 158,539 special performance units with an average grant date fair value of $18.875 per unit. The special award was made in order to better focus the employees on the need to rebuild shareholder value and to address retention concerns. The initial number of performance units were to be adjusted upward or downward based on MCN’s total shareholder return in 1999 relative to its peer group.

In February 1999, MCN granted 650,410 stock options with a grant date fair value of $2.67 per option. Each option allows the participant to purchase one share of MCN common stock at $17.25, which was the market price of MCN’s common shares on the grant date. The options were set to vest ratably over the three years following date of grant and expire in the tenth year following date of grant. During 1999, 64,820 options were forfeited and 12,880 options were exercised resulting in 572,710 options outstanding at December 31, 1999.

MCN accounts for stock-based compensation awards under the fair value-based method as prescribed under SFAS No. 123, “Accounting for Stock-Based Compensation.” Accordingly, the costs of performance units and stock options awarded, generally measured at their fair value on the grant date, are recorded as compensation expense and Additional Paid-in Capital over their vesting period.

As a result of MCN shareholders’ approving the pending merger with DTE (Note 2) on December 20, 1999, provisions of the Stock Incentive Plan, as amended, provided for the immediate vesting of all performance units and stock options outstanding. The performance unit grants outstanding vested at no less than 100%, and were based on MCN’s total shareholder return relative to its peer group at the date of the shareholders’ vote. Subject to the stock ownership guidelines, participants had a one-time choice to have the value of their options and performance units paid in cash at a weighted value of $25.00 per share. Accordingly, MCN adjusted 1999 compensation expense to reflect the December 1999 value and the accelerated vesting of awards outstanding.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Stock-based compensation cost recognized during 1999 for all awards outstanding totaled $24,537,000. A stock-based compensation benefit of $3,625,000 was recognized during 1998 for all awards outstanding as a result of a reduction in the number of performance units expected to vest. Stock-based compensation cost recognized during 1997 totaled $15,070,000. At December 31, 1999, there were 5,143,730 shares available to be issued under the Stock Incentive Plan.

c.  Shareholders’ Rights Plan

MCN has a Shareholders’ Rights Plan that is designed to maximize shareholders’ value in the event that MCN is acquired. The rights are attached to and trade with shares of MCN common stock until they are exercisable upon certain triggering events. The plan has been amended, in connection with the pending merger with DTE (Note 2), so that DTE’s acquisition of MCN is not a triggering event.

d.  Earnings Per Share

MCN reports both basic and diluted earnings per share. Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share assumes the issuance of potentially dilutive common shares outstanding during the period and adjusts for changes in income and the repurchase of common shares that would have occurred with proceeds from the assumed issuance.

In 1999 and 1998, potentially dilutive securities have been excluded from the diluted EPS calculation since their inclusion would have been antidilutive. A reconciliation of both calculations for 1997 is shown below.

	Income (Loss)	Weighted	Earnings
	Before Acctg.	Average	(Loss) Per
	Change	Common Shares	Share
(in Thousands, Except Per Share Amounts)
1999

Basic and Dilutive Loss Per Share	$(27,976)	83,407	$(.34)

1998

Basic and Dilutive Loss Per Share	$(286,468)	78,823	$(3.63)

1997

Basic Earnings Per Share	$133,229	72,887	$1.82

Effect of Dilutive Securities

FELINE PRIDES	1,688	1,021

Enhanced PRIDES	222	623

Stock-based compensation plans	–	904

Diluted Earnings Per Share	$135,139	75,435	$1.79

12.  CAPITAL AND OPERATING LEASES

MCN leases certain property (principally a warehouse, office buildings and parking structure) under capital lease arrangements expiring at various dates to 2006, with renewal options extending beyond that date. Portions of the office buildings and parking structure are subleased to various tenants. Long-term capital lease obligations are not significant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Minimum rental commitments related to non-cancelable operating leases outstanding at December 31, 1999 are $5,980,000 in 2000, $5,625,000 in 2001, $4,804,000 in 2002, $3,228,000 in 2003, $3,049,000 in 2004 and $2,843,000 thereafter.

The minimum lease payments for operating leases have not been reduced by future minimum sublease rentals totaling $1,778,000 under non-cancelable subleases.

Operating lease payments for the years ended December 31, 1999, 1998 and 1997 were $5,351,000, $6,774,000 and $5,007,000, respectively.

13.  COMMITMENTS AND CONTINGENCIES

a.  Personal Property Taxes

In 1998, MichCon began filing its personal property tax information with local governments that reflected a change in the calculation of the value of personal property subject to taxation. The revised calculation excludes intangible costs from the value of personal property. A number of local governments have accepted the revised calculation, and MichCon recorded lower property tax expense in 1999 and 1998 associated with the accepting governments. MichCon has also filed appeals to recover excess payments made in 1996 and 1997 based on the revised calculation. MichCon has pending tax appeals with local governments that have not accepted the revised calculation.

Additionally, MichCon and other Michigan utilities have asserted that Michigan’s valuation tables result in the substantial overvaluation of utility personal property. Valuation tables are used to estimate the reduction in value of personal property based on the property’s age. In November 1999, the Michigan State Tax Commission (STC) approved new valuation tables that more accurately recognize the value of utilities’ personal property. The new tables are effective in 2000 and are expected to significantly reduce MichCon’s property taxes. Based on past practice, MichCon expects to settle pending tax appeals with local governments by applying the new tables retroactively, a solution supported in the past by the STC.

Several local governments have taken legal action against the State of Michigan to prevent the STC from implementing the new valuation tables. MCN’s future results of operations could be significantly affected if the valuation tables are not upheld in court or MichCon is unsuccessful in its appeals.

b.  Guaranties

MCN issued a guaranty, which is expected to expire in April 2000, related to a building leased by the Genix Group, Inc. (GENIX), a MCN subsidiary sold in 1996. The lease agreement does not allow MCN to transfer its contingent obligation under the guaranty to Affiliated Computer Service, Inc. (ACS) who acquired Genix. However, ACS is obligated to reimburse MCN for any payments made as a result of this guaranty. The obligation under the guaranty approximates $10,672,000 at December 31, 1999.

MCN has a 47.5% interest in a partnership that owns and operates a natural gas transmission and distribution system located in southern Missouri. MCN has issued a guaranty for the full amount of financing obtained by the partnership and one of the parties to the partnership is obligated to reimburse MCN for 50% of any payments made as a result of this guaranty. Borrowings outstanding under the loan totaled $29,000,000 at December 31, 1999.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

c.  Environmental Matters

Former manufactured gas plant sites – Prior to the construction of major natural gas pipelines, gas for heating and other uses was manufactured from processes involving coal, coke or oil. MCN owns, or previously owned, 17 such former manufactured gas plant (MGP) sites.

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

MCN is involved in an administrative proceeding before the EPA regarding one of the former MGP sites. MCN has executed an order with the EPA, pursuant to which MCN is legally obligated to investigate and remediate the MGP site. MCN is remediating five of the former MGP sites and conducting more extensive investigations at six other former MGP sites. In 1998, MCN received state closure of one of the former MGP sites. Additionally, the MDEQ has determined with respect to one other former MGP site that MCN is not a responsible party for the purpose of assessing remediation expenditures. MCN and the MDEQ are in discussions on whether MCN is a responsible party for one other former MGP site.

In 1984, MCN established an $11,700,000 reserve for environmental investigation and remediation. During 1993, MichCon received MPSC approval of a cost deferral and rate recovery mechanism for investigation and remediation costs incurred at former MGP sites in excess of this reserve.

MCN employed outside consultants to evaluate remediation alternatives for these sites, to assist in estimating its potential liabilities and to review its archived insurance policies. The findings of these investigations indicate that the estimated total expenditures for investigation and remediation activities for these sites could range from $30,000,000 to $170,000,000 based on undiscounted 1995 costs. As a result of these studies, MCN accrued an additional liability and a corresponding regulatory asset of $35,000,000 during 1995.

MCN notified more than 50 current and former insurance carriers of the environmental conditions at these former MGP sites. MCN concluded settlement negotiations with certain carriers in 1996 and 1997 and has received payments from several carriers. In October 1997, MCN filed suit against major non-settling carriers seeking recovery of incurred costs and a declaratory judgment of the carriers’ liability for future costs of environmental investigation and remediation costs at former MGP sites. A settlement was reached with a number of carriers with a portion of the payment received in February 2000 and the remaining portion expected by mid-2000. MCN is continuing negotiations with the two remaining insurance carriers.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

During 1999, 1998 and 1997, MCN spent $724,000, $1,649,000 and $835,000, respectively, investigating and remediating these former MGP sites. At December 31, 1999, the reserve balance was $34,368,000 of which $6,300,000 was classified as current. Any significant change in assumptions, such as remediation techniques, nature and extent of contamination and regulatory requirements, could impact the estimate of remedial action costs for the sites and, therefore, have an effect on MCN’s financial position and cash flows. However, management believes that insurance coverage and the cost deferral and rate recovery mechanism approved by the MPSC will prevent environmental costs from having a material adverse impact on MCN’s results of operations.

Formerly owned storage field – In 1998, MichCon received written notification from ANR Pipeline Company (ANR), alleging that MichCon has responsibility for a portion of the costs associated with responding to environmental conditions present at a natural gas storage field in Michigan currently owned and operated by an affiliate of ANR. At least some portion of the natural gas storage field was formerly owned by MichCon. MichCon is evaluating ANR’s allegations to determine whether and to what extent, if any, that it may have legal responsibility for these costs. Management does not believe this matter will have a material adverse impact on MCN’s financial statements.

d.  Commitments

In 1997, MCN’s 50%-owned partnership, Washington 10 Storage Partnership (W-10), entered into a leveraged lease transaction to finance the conversion of a depleted natural gas reservoir into a 42 Bcf storage facility. The storage facility began operations in mid-1999 and cost $160,000,000 to develop. MCN has entered into a contract with W-10 to market 100% of the capacity of the storage field through 2029. Under the terms of the marketing contract, MCN is obligated to generate sufficient revenues to cover W-10’s lease payments and certain operating costs, which average approximately $16,000,000 annually. As of December 31, 1999, MCN had long-term contracts in place through 2016, utilizing 20% to 40% of the field’s capacity thereby effectively reducing its commitments under the marketing contract. A significant portion of the remaining capacity is utilized by MCN’s Energy Marketing operations, thereby effectively enhancing its ability to offer a reliable gas supply during peak winter months.

To ensure a reliable supply of natural gas at competitive prices, MCN has entered into long-term purchase and transportation contracts with various suppliers and producers. In general, purchases are under fixed price and volume contracts or formulas based on market prices. MCN has firm purchase commitments through 2009 for approximately 1,010 Bcf of gas, approximately 296 Bcf of which are Gas Distribution purchase commitments. MCN expects that sales, based on warmer-than-normal weather, will exceed its minimum purchase commitments. MCN has long-term transportation and storage contracts with various companies expiring on various dates through the year 2016. MCN is also committed to pay demand charges of approximately $99,600,000 during 2000 related to firm purchase and transportation agreements. Of this total, approximately $42,900,000 relates to Gas Distribution.

Capital investments for 2000 are expected to approximate $325,000,000. Certain commitments have been made in connection with such capital investments.

e.  Other

MCN is involved in certain legal and administrative proceedings before various courts and governmental agencies concerning claims arising in the ordinary course of business. These proceedings include certain contract disputes between Gas Distribution and gas producers.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

MCN manages commodity price and interest rate risk through the use of various derivative instruments and predominantly limits the use of such instruments to hedging activities. If MCN did not use derivative instruments, its exposure to such risks would be higher. Although this strategy reduces risk, it also limits potential gains from favorable changes in commodity prices and interest rates. Derivative instruments also give rise to credit risks due to nonperformance by counterparties. MCN’s control procedures are designed to minimize overall exposure to credit risk. MCN closely monitors the financial condition and credit ratings of counterparties, diversifies its risk by having a significant number of counterparties, and limits its counterparties to investment grade institutions. MCN generally requires cash collateral when exposure to each counterparty exceeds certain limits, and its agreements with each counterparty generally allow for the netting of positive and negative positions.

Commodity price and interest rate risks are actively monitored by a risk control group to ensure compliance with MCN’s risk management policies at both the corporate and subsidiary levels. These policies, including related risk limits, are regularly assessed to ensure their appropriateness given MCN’s objectives, strategies and current market conditions. MCN closely monitors and manages its exposure to commodity price risk through a variety of risk management techniques. MCN’s objective is to manage its exposure to commodity price risk to increase the likelihood of achieving targeted rates of return.

Derivative instruments are reviewed periodically to ensure they continue to effectively reduce exposure to commodity price and interest rate risks, and therefore, high correlation is maintained between changes in the fair value of derivative instruments and the underlying items or transactions being hedged. In the event that a derivative is no longer deemed effective or does not qualify for hedge accounting, the instruments are recorded as an asset or liability at fair value, with changes in fair value recorded to income.

a.  Commodity Price Hedging Activities

Natural gas and oil futures, options and natural gas and oil swap agreements are used to manage Diversified Energy’s exposure to the risk of market price fluctuations on gas sale and purchase contracts, gas and oil production and gas inventories. Changes in the market value of contracts that hedge gas supply transactions are deferred and included in inventory costs until the hedged transaction is completed, at which time the realized gain or loss is included in the cost of gas. Market value changes of contracts that hedge gas and oil sales transactions are also deferred and recorded as a deferred credit or deferred charge until the hedged transaction is completed, at which time the realized gain or loss is included as an adjustment to revenues. Unrealized gains and losses on derivative contracts that are terminated or sold continue to be deferred until such time as the initial hedged transactions are completed. In the instance when a hedged item no longer exists or is no longer probable of occurring, unrealized gains and losses would be included in income unless the derivative is redesignated to a similar transaction and qualifies for hedge accounting.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following assets and liabilities related to the use of gas and oil swap agreements are reflected in the Consolidated Statement of Financial Position at December 31.

	1999	1998
(in Thousands)
Deferred Swap Losses and Receivables

Unrealized losses	$13,884	$48,700

Receivables	40,089	25,864

	53,973	74,564

Less – current portion	10,066	11,417

	$43,907	$63,147

Deferred Swap Gains and Payables

Unrealized gains	$29,596	$24,126

Payables	48,066	54,525

	77,662	78,651

Less – current portion	12,700	15,695

	$64,962	$62,956

The following table of natural gas and oil swap agreements outstanding at December 31 is summarized by fixed or variable prices to be received. Notional amounts represent the volume of transactions valued at the fixed or variable price that MCN has contracted to obtain. Notional amounts do not represent the amounts exchanged by the parties to the swaps, and therefore do not reflect MCN’s exposure to commodity price or credit risks.

	1999	1998
(in Thousands of Dollars)
Fixed Price Receiver

Volumes (Bcf equivalent)	379.5	280.9

Notional value	$930,213	$675,671

Latest maturity	2013	2013

Variable Price Receiver Volumes (Bcf equivalent)	512.9	364.0

Notional value	$1,331,560	$816,414

Latest maturity	2013	2006

At December 31, 1999, MCN had futures contracts that permit settlement by delivery of the underlying commodity of 71.6 Bcf with unrealized losses of $87,000. At December 31, 1998, MCN had futures contracts of 113.5 Bcf with unrealized gains of $4,699,000.

Collateral in the form of cash totaling $6,600,000 was provided under hedging contracts at December 31, 1999.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

b.  Commodity Price Non-Hedging Activities

During 1999, MCN sold its Western, Midcontinent/ Gulf Coast and Appalachia E&P properties. At the time of the sales, MCN had not yet fully exited the natural gas and oil swap agreements and futures contracts that served as hedges of the price risk associated with the gas and oil produced from these properties. As a result, these natural gas and oil swap agreements and futures contracts were no longer considered hedges under definitions prescribed by the Securities and Exchange Commission and generally accepted accounting principles. Accordingly, these swap agreements and futures contracts were accounted for using the mark-to-market method, with unrealized gains and losses recorded in earnings. The swap agreements and futures contracts associated with the sold E&P properties did not significantly affect 1999 results and were effectively closed out in January 2000.

During 1999, MCN entered into certain gas purchase and sales contracts that were deemed trading activities. These contracts were also accounted for under the mark-to-market method, with unrealized gains and losses recorded as adjustments to cost of gas. The contracts did not significantly affect 1999 results and were effectively closed out by June 1999.

c.  Interest Rate Hedging Activities

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

At December 31, 1999, MCN had interest rate swap agreements with notional principal amounts totaling $184,333,000 (Note 9) and a weighted average remaining life of 2.7 years. At December 31, 1998, the notional principal amount of outstanding interest rate swaps totaled $186,100,000. The notional principal amounts are used solely to calculate amounts to be paid or received under the interest rate swap agreements and approximate the principal amount of the underlying debt being hedged.

15.  FAIR VALUE OF FINANCIAL AND OTHER SIMILAR INSTRUMENTS

MCN has estimated the fair value of its financial instruments using available market information and appropriate valuation methodologies. Considerable judgment is required in developing the estimates of the fair value of financial instruments and, therefore, the values are not necessarily indicative of the amounts that MCN could realize in a current market exchange. The carrying amounts of certain financial instruments, such as notes payable, customer deposits and notes receivable approximate fair value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The carrying amount and fair value of other financial instruments consist of the following:

	1999		1998

		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
(in Thousands)

Assets

Investment in debt and equity securities	$72,077	$72,077	$69,705	$69,705

Liabilities and Capitalization

Long-term debt, excluding capital lease obligations	1,454,135	1,406,957	1,301,823	1,358,371

Redeemable preferred securities	402,922	356,153	502,203	476,443

Derivative Financial and Other

Similar Instruments (Note 14)

Natural gas and oil swaps with realized gains*	–	20,310	–	–

with realized losses*	–	(40,423)	–	–

with unrealized gains	29,596	29,596	24,126	24,126

with unrealized losses	(13,884)	(13,884)	(48,700)	(48,700)

Natural gas and oil futures with unrealized gains	–	–	4,699	4,699

with unrealized losses	(87)	(87)	–	–
Interest rate swaps

with unrealized gains	–	165	–	9,033

with unrealized losses	–	(723)	–	(696)

*	Realized gains and losses have been recorded in earnings with the corresponding amounts recorded as deferred swap receivables and payables.

The fair values are determined based on the following:

•	Investment in debt and equity securities – carrying amount approximates fair value taking into consideration interest rates available to MCN for investments with similar assumptions.

•	Long-term debt – interest rates available to MCN for issuance of debt with similar terms and remaining maturities.

•	Redeemable cumulative preferred securities – quoted market prices on the New York Stock Exchange and interest rates available to MCN for issuance of preferred securities with similar terms.

•	Natural gas and oil swaps and futures, and interest rate swaps – estimated amounts that MCN would receive or pay to terminate the swap agreements and futures, taking into account current gas and oil prices, interest rates and the creditworthiness of the counterparties.

•	Guaranties (Note 13b) – Management is unable to practicably estimate the fair value of the Southern Missouri, Genix and Harbortown guaranties due to the nature of the transactions.

The fair value estimates presented herein are based on information available to management as of December 31, 1999 and 1998. Management is not aware of any subsequent factors that would significantly affect the estimated fair value amounts.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

16.  RETIREMENT BENEFITS AND TRUSTEED ASSETS

a.  Pension Plan Benefits

Separate defined benefit retirement plans are maintained for union and nonunion employees. The plans are noncontributory, cover substantially all employees and generally provide for normal retirement at age 65, but with the option to retire earlier or later under certain conditions. The plans provide pension benefits that are based on each employee’s compensation and years of credited service. Currently these plans meet the full funding limitations of the Internal Revenue Code. Accordingly, no contributions for the 1999, 1998 or 1997 plan years were made.

Net pension credit for the years ended December 31 includes the following components:

	1999	1998	1997
(in Thousands)

Service Cost	$13,413	$10,993	$10,380

Interest Cost	36,562	38,046	36,059

Expected Return on Plan Assets	(81,455)	(74,383)	(63,879)
Amortization of

Net gain	(5,477)	(6,572)	(5,410)

Prior service cost	1,724	1,044	(149)

Net transition asset	(4,905)	(5,023)	(5,080)

Special Termination Benefits	–	5,054	–

Settlements	(4,363)	(7,300)	(3,266)

Net Pension Credit	$(44,501)	$(38,141)	$(31,345)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table sets forth a reconciliation of the obligations, assets and funded status of the plans as well as the amounts recognized as prepaid pension cost in the Consolidated Statement of Financial Position:

	1999	1998
(in Thousands)

Measurement Date	October 31	October 31

Accumulated Benefit Obligation at the End of the Period	$ 436,041	$ 462,347

Projected Benefit Obligation at the Beginning of the Period	$ 562,500	$ 489,779

Service Cost	13,413	10,993

Interest Cost	36,562	38,046

Plan Amendments	–	22,564

Actuarial (Gain) Loss	(68,247)	45,879

Special Termination Benefits	–	5,054

Settlements Due to Lump Sums	(12,319)	(21,033)

Regular Benefits	(30,900)	(28,782)

Projected Benefit Obligation at the End of the Period	$ 501,009	$ 562,500

Plan Assets at Fair Value at the Beginning of the Period	$ 905,292	$ 844,107

Actual Return on Plan Assets	93,931	106,300

Settlements Due to Lump Sums	(9,193)	(16,333)

Regular Benefits	(30,900)	(28,782)

Plan Assets at Fair Value at the End of the Period	$ 959,130	$ 905,292

Funded Status of the Plans	$ 458,121	$ 342,792
Unrecognized

Net gain	(295,499)	(221,245)

Prior service cost	17,724	19,448

Net transition asset	(24,070)	(29,220)

Prepaid Pension Cost	$ 156,276	$ 111,775

In determining the actuarial present value of the projected benefit obligation, the weighted average discount rate was 7.5%, 6.5% and 7.5% for 1999, 1998 and 1997, respectively. The rate of increase in future compensation levels used was 5% for 1999, 1998 and 1997. The expected long-term rate of return on plan assets, which are invested primarily in equity and fixed income securities, was 9.5% for both 1999 and 1998 and 9.25% for 1997.

In 1998, MichCon implemented an early retirement program under which approximately 6% of its workforce retired in 1998 with incentives. The program increased the projected benefit obligation and 1998 pension costs by $5,054,000.

MCN also sponsors defined contribution retirement savings plans. Participation in one of these plans is available to substantially all union and nonunion employees. MCN matches employee contributions up to certain predefined limits based upon salary and years of credited service. The cost of these plans was $5,800,000 in 1999, $5,600,000 in 1998 and $6,200,000 in 1997.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

b.  Other Postretirement Benefits

MCN provides certain healthcare and life insurance benefits for retired employees who may become eligible for these benefits if they reach retirement age while working for MCN. These benefits are being accounted for under SFAS No. 106, “ Employers’ Accounting for Postretirement Benefits Other Than Pensions,” which requires the use of accrual accounting. Upon adoption of SFAS No. 106, MCN deferred its 1993 postretirement costs related to Gas Distribution in excess of claims paid until 1994, when new rates to recover such costs became effective.

MCN’s policy is to fund certain trusts to meet its postretirement benefit obligations related to Gas Distribution. Separate qualified Voluntary Employees’ Beneficiary Association (VEBA) trusts exist for union and nonunion employees. There were no contributions made to the VEBA trusts in 1999. Funding to the VEBA trusts totaled $2,200,000 and $6,700,000 in 1998 and 1997, respectively. The expected long-term rate of return on plan assets that are invested in life insurance policies, equity securities and fixed income securities, was 9.8% for both 1999 and 1998 and 9.1% for 1997.

Net postretirement cost for the years ended December 31 includes the following components:

	1999	1998	1997
(in Thousands)

Service Cost	$4,721	$4,044	$4,354

Interest Cost	16,648	16,891	17,857

Expected Return on Plan Assets	(14,914)	(13,570)	(11,082)
Amortization of

Net gain	(4,511)	(5,723)	(4,933)

Net transition obligation	12,898	12,898	13,587

Special Termination Benefits	–	1,186	–

Total Postretirement Cost	14,842	15,726	19,783

Regulatory Adjustment	44	43	4,907

Net Postretirement Cost	$14,886	$15,769	$24,690

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table sets forth a reconciliation of the obligations, assets and funded status of the plans as well as the amounts recorded as accrued postretirement cost in the Consolidated Statement of Financial Position:

	1999	1998
(in Thousands)
Measurement Date	October 31	October 31

Accumulated Postretirement Benefit Obligation at the Beginning of the Period	$256,147	$229,337

Service Cost	4,721	4,044

Interest Cost	16,648	16,891

Plan Amendments	–	(8,269)

Actuarial (Gain) Loss	(6,514)	24,660

Special Termination Benefits	–	1,186

Benefits Paid	(12,480)	(11,702)

Accumulated Postretirement Benefit Obligation at the End of the Period	$258,522	$256,147

Plan Assets at Fair Value at the Beginning of the Period	$174,279	$152,405

Actual Return on Plan Assets	26,349	25,848

Company Contributions	2,200	6,700

Regular Benefits	(11,720)	(10,674)

Plan Assets at Fair Value at the End of the Period	$191,108	$174,279

Funded Status of the Plans	$(67,414)	$(81,868)
Unrecognized

Net gain	(129,429)	(116,959)

Net transition obligation	177,843	190,776

Contributions Made After Measurement Date	–	2,200

Regular Benefits Made After Measurement Date	–	(11,720)

Accrued Postretirement Liability	$(19,000)	$(17,571)

The rate at which healthcare costs are assumed to increase is the most significant factor in estimating MCN’s postretirement benefit obligation. MCN used a rate of 8% for 2000, and a rate that gradually declines each year until it stabilizes at 5% in 2005. A one percentage point increase in the assumed rates would increase the accumulated postretirement benefit obligation at December 31, 1999 by $34,907,000 (14%) and increase the sum of the service and interest rate cost by $3,532,000 (17%) for the year then ended. A one percentage point decrease in the assumed rates would decrease the accumulated postretirement benefit obligation at December 31, 1999 by $30,422,000 (12%) and decrease the sum of the service and interest rate cost by $3,027,000 (14%) for the year then ended.

The discount rate used in determining the accumulated postretirement benefit obligation was 7.5%, 6.5% and 7.5% for 1999, 1998 and 1997, respectively.

In 1998, MichCon implemented an early retirement program under which approximately 6% of its workforce retired in 1998 with incentives. The program increased the postretirement benefit obligation and 1998 postretirement costs by $1,186,000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

c.  Grantor Trust

During 1998 and 1997, MichCon contributed $28,200,000 and $31,300,000, respectively, to a Grantor Trust which invested such proceeds in life insurance contracts and income securities. MichCon did not make a contribution in 1999. Employees and retirees have no right, title or interest in the assets of the Grantor Trust and MichCon can revoke the trust subject to providing the MPSC with prior notification.

17.  SUMMARY OF INCOME TAXES

MCN files a consolidated federal income tax return. The income tax provisions or benefits of MCN’s subsidiaries are determined on an individual company basis. The subsidiaries record income tax payable to or receivable from MCN resulting from the inclusion of its taxable income or loss in MCN’s consolidated tax return.

	1999	1998	1997
(in Thousands)
Effective Federal Income Tax Rate	28.1%	38.8%	25.1%

Income Taxes Consist of:

Current	$(5,289)	$7,002	$18,280

Deferred, net	(2,380)	(176,995)	48,728

Gas production tax credits	–	(10,485)	(17,797)

Tax credits, net	(2,034)	(2,990)	(1,973)

	$(9,703)	$(183,468)	$47,238

Reconciliation Between Statutory and Actual Income Taxes

Statutory Federal Income Taxes at a Rate of 35%	$(13,188)	$(164,477)	$63,165
Adjustments to Federal Taxes

Book over tax depreciation	2,018	1,071	5,301

Adjustments to taxes provided in prior periods	1,486	(412)	(162)

Merger expenses	2,192	–	–

Stock-related benefits	(832)	(1,095)	–

Gas production tax credits	–	(10,485)	(17,797)

Tax credits	(2,034)	(2,990)	(1,973)

Allowance for funds used during construction	(1,444)	(1,900)	(1,105)

Foreign earnings, distributed (undistributed)	1,244	(1,244)	–

Other, net	855	(1,936)	(191)

	$(9,703)	$(183,468)	$47,238

Deferred tax assets and liabilities are recognized for the estimated future tax effect of temporary differences between the tax basis of assets or liabilities and the reported amounts in the financial statements. Deferred tax assets and liabilities are classified as current or noncurrent according to the classification of the related assets or liabilities. Deferred tax assets and liabilities not related to assets or liabilities are classified according to the expected reversal date of the temporary differences. The alternative minimum tax credits may be carried forward indefinitely, and the net operating loss may be carried forward until 2019.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The tax effect of temporary differences that gave rise to MCN’s deferred tax assets and liabilities consisted of the following:

________________________________________________________________________________

	1999	1998
(in Thousands)
Deferred Tax Assets

Alternative minimum tax credit carry-forward	$68,337	$71,519

Vacation and other benefits	17,265	17,745

Postretirement benefits	6,478	6,287

Uncollectibles	6,331	3,234

Unusual charges	4,139	5,915

Net operating loss	84,151	–

Other	15,592	20,257

	202,293	124,957

Deferred Tax Liabilities

Depreciation and other property-related basis differences, net	64,331	12,978

Pensions	51,004	36,751

Property taxes	17,819	13,072

Other	21,866	21,016

	155,020	83,817

Net Deferred Tax Asset	47,273	41,140

Less: Net Deferred Tax Asset (Liability) – Current	32,508	(9,407)

Net Deferred Tax Asset – Noncurrent	$14,765	$50,547

18.  SEGMENT INFORMATION

MCN is a diversified energy holding company with natural gas markets and investments primarily in North America. In 1999, MCN announced a significantly revised strategic direction. As a part of its revised strategic direction, MCN is reorganizing into the following business segments: Gas Distribution; Midstream & Supply; Energy Marketing; Power; and Energy Holdings. MCN expects to begin reporting its operating results based on the new segments in 2000. During 1999, MCN continued reporting through two major business groups: Diversified Energy and Gas Distribution. These groups operate five major business segments as described in the “Summary of Significant Accounting Policies – Company Description” (Note 1).

Information as to MCN’s segments is set forth in the following tables. The segments were determined based on the nature of their products and services and how management reviews operating results. MCN evaluates segment performance based on several factors, of which the primary measure is income or loss before accounting changes. Inter-segment sales are based on long-term fixed-price or index-price contracts.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Diversified Energy

	Pipelines &	Electric	Energy	Exploration &	Corporate	Gas
	Processing	Power	Marketing	Production	& Other(a)	Distribution
(in Thousands)
1999

Revenues From Unaffiliated Customers	$24,792	$52,207	$1,198,709	$43,370	$–	$1,161,990

Revenues From Affiliated Customers	2,249	–	68,793	109,719	–	8,610

Total operating revenues	27,041	52,207	1,267,502	153,089	–	1,170,600

Depreciation, Depletion and Amortization	3,037	185	2,016	57,277	2,009	100,114

Operating Income (Loss)	(5,527)	(8,717)	(10,767)	(39,681)	(9,543)	213,063

Equity in Earnings of Joint Ventures	24,711	26,651	(677)	–	(257)	1,958

Operating and joint venture income (loss)	19,184	17,934	(11,444)	(39,681)	(9,800)	215,021

Interest Income	1,069	1,304	1,103	352	50,264	2,310

Interest Expense(b)	(20,258)	(1,042)	(9,230)	(15,169)	(67,492)	(56,409)

Income Taxes	925	8,553	(7,784)	(45,066)	(21,407)	55,076

Income (Loss) Before Accounting Change	4,523	11,458	(14,631)	(87,163)	(45,618)	103,455

Total Assets	688,792	237,502	424,316	636,053	86,176	2,196,367

Investments in and Advances to Joint Ventures	575,684	145,684	21,512	–	18,194	2,898

Capital Expenditures	3,615	52,364	905	99,962	500	136,912

Capital Investments	120,419	130,432	8,074	99,962	580	136,912
Significant Non-cash Items (Pre-tax): (Notes 3 and 5)

Property write-downs	–	4,995	–	54,340	–	–

Loss on sale of E&P properties	–	–	–	81,989	–	–

Investment and contract losses	–	–	2,447	7,456	–	–

Accounting change	866	3,505	47	–	–	–

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Eliminations	Consolidated
	& Other	Total
(in Thousands)
1999

Revenues From Unaffiliated Customers	$–	$2,481,068

Revenues From Affiliated Customers	(189,371)	–

Total operating revenues	(189,371)	2,481,068

Depreciation, Depletion and Amortization	–	164,638

Operating Income (Loss)	–	138,828

Equity in Earnings of Joint Ventures	–	52,386

Operating and joint venture income (loss)	–	191,214

Interest Income	(49,827)	6,575

Interest Expense(b)	49,827	(119,773)

Income Taxes	–	(9,703)

Income (Loss) Before Accounting Change	–	(27,976)

Total Assets	(30,152)	4,239,054

Investments in and Advances to Joint Ventures	–	763,972

Capital Expenditures	–	294,258

Capital Investments	–	496,379
Significant Non-cash Items (Pre-tax): (Notes 3 and 5)

Property write-downs	–	59,335

Loss on sale of E&P properties	–	81,989

Investment and contract losses	–	9,903

Accounting change	–	4,418

(a)	Corporate & Other includes administrative and financing expenses associated with corporate activities as well as development and management activities of real estate partnerships.

(b)	Interest expense is allocated from Corporate & Other to each Diversified Energy segment based on an imputed debt structure reflective of the segment’s related industry.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Diversified Energy

	Pipelines &	Electric	Energy	Exploration &	Corporate	Gas
	Processing	Power	Marketing	Production	& Other(a)	Distribution
(in Thousands)
1998

Revenues From Unaffiliated Customers	$20,856	$47,131	$767,068	$150,504	$–	$1,045,139

Revenues From Affiliated Customers	345	–	105,543	56,598	–	6,635

Total operating revenues	21,201	47,131	872,611	207,102	–	1,051,774

Depreciation, Depletion and Amortization	1,705	208	1,229	80,576	1,998	93,774

Operating Income (Loss)	(146,264)	(5,021)	(5,987)	(387,955)	(19,162)	158,537

Equity in Earnings of Joint Ventures	29,987	28,546	2,401	–	308	983

Operating and joint venture income (loss)	(116,277)	23,525	(3,586)	(387,955)	(18,854)	159,520

Interest Income	1,001	944	1,676	426	53,100	5,716

Interest Expense(b)	(14,382)	(2,021)	(5,726)	(21,154)	(62,960)	(57,477)

Income Taxes	(46,893)	8,212	(510)	(160,900)	(16,377)	33,000

Net Income (Loss)	(82,240)	19,271	(1,037)	(253,353)	(40,843)	71,734

Total Assets	575,969	300,529	386,917	988,201	72,388	2,116,173

Investments in and Advances to Joint Ventures	521,711	231,668	29,435	–	18,939	1,478

Capital Expenditures	113,229	3,616	582	200,430	6,966	157,952

Capital Investments	333,128	90,223	1,341	200,430	7,092	158,716
Significant Non-cash Items (Pre-tax): (Note 3)

Property write-downs and restructuring charges	(137,681)	(2,470)	–	(416,977)	(10,390)	(24,800)

Investment losses	–	–	–	(6,135)	–	(8,500)

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Eliminations	Consolidated
	& Other	Total
(in Thousands)
1998

Revenues From Unaffiliated Customers	$–	$2,030,698

Revenues From Affiliated Customers	(169,121)	–

Total operating revenues	(169,121)	2,030,698

Depreciation, Depletion and Amortization	–	179,490

Operating Income (Loss)	–	(405,852)

Equity in Earnings of Joint Ventures	–	62,225

Operating and joint venture income (loss)	–	(343,627)

Interest Income	(51,970)	10,893

Interest Expense(b)	51,970	(111,750)

Income Taxes	–	(183,468)

Net Income (Loss)	–	(286,468)

Total Assets	(47,279)	4,392,898

Investments in and Advances to Joint Ventures	–	803,231

Capital Expenditures	–	482,775

Capital Investments	–	790,930
Significant Non-cash Items (Pre-tax): (Note 3)

Property write-downs and restructuring charges	–	(592,318)

Investment losses	–	(14,635)

	Diversified Energy

	Pipelines &	Electric	Energy	Exploration &	Corporate	Gas
	Processing	Power	Marketing	Production	& Other(a)	Distribution
(in Thousands)
1997

Revenues From Unaffiliated Customers	$6,971	$51,804	$743,793	$144,033	$–	$1,261,266

Revenues From Affiliated Customers	397	–	92,921	71,795	–	10,020

Total operating revenues	7,368	51,804	836,714	215,828	–	1,271,286

Depreciation, Depletion and Amortization	1,153	(22)	915	73,909	1,220	104,437

Operating Income (Loss)	585	5,377	(7,414)	51,455	(4,433)	176,820

Equity in Earnings of Joint Ventures	28,551	12,653	5,182	6,600	139	2,534

Operating and joint venture income (loss)	29,136	18,030	(2,232)	58,055	(4,294)	179,354

Interest Income	109	278	2,332	160	37,202	4,735

Interest Expense(b)	(8,436)	(165)	(4,920)	(13,937)	(38,120)	(54,525)

Income Taxes	8,721	6,341	(1,180)	(1,675)	(12,105)	47,136

Net Income (Loss)	17,070	12,409	(1,308)	45,884	(21,911)	81,085

Total Assets	391,550	208,421	313,669	1,237,813	97,819	2,167,637

Investments in and Advances to Joint Ventures	323,597	180,127	25,159	–	19,252	8,841

Capital Expenditures	19,491	4,823	663	374,997	4,951	157,732

Capital Investments	171,735	243,231	3,893	374,997	5,425	160,329

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Eliminations	Consolidated
	& Other	Total
(in Thousands)
1997

Revenues From Unaffiliated Customers	$–	$2,207,867

Revenues From Affiliated Customers	(175,133)	–

Total operating revenues	(175,133)	2,207,867

Depreciation, Depletion and Amortization	–	181,612

Operating Income (Loss)	–	222,390

Equity in Earnings of Joint Ventures	–	55,659

Operating and joint venture income (loss)	–	278,049

Interest Income	(33,650)	11,166

Interest Expense(b)	33,650	(86,453)

Income Taxes	–	47,238

Net Income (Loss)	–	133,229

Total Assets	(85,972)	4,330,937

Investments in and Advances to Joint Ventures	–	556,976

Capital Expenditures	–	562,657

Capital Investments	–	959,610

(a)	Corporate & Other includes administrative and financing expenses associated with corporate activities as well as development and management activities of real estate partnerships.

(b)	Interest expense is allocated from Corporate & Other to each Diversified Energy segment based on an imputed debt structure reflective of the segment’s related industry.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

19.  CONSOLIDATING FINANCIAL STATEMENTS

Debt securities issued by MCNEE are subject to a support agreement between MCN and MCNEE, under which MCN has committed to make payments of interest and principal on MCNEE’s securities in the event of failure to pay by MCNEE. Restrictions in the support agreement prohibit recourse on the part of MCNEE’s investors against the stock and assets of MichCon. Under the terms of the support agreement, the assets of MCN, other than MichCon, and the cash dividends paid to MCN by any of its subsidiaries are available as recourse to holders of MCNEE’s securities. The carrying value of MCN’s assets on an unconsolidated basis, primarily investments in its subsidiaries other than MichCon, is $732,576,000 at December 31, 1999.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CONSOLIDATING STATEMENT OF FINANCIAL POSITION

	December 31, 1999

	MCN			Eliminations
	and Other			and	Consolidated
	Subsidiaries	MCNEE	MichCon	Reclasses	Total
(in Thousands)
ASSETS

Current Assets

Cash and cash equivalents, at cost	$470	$49,191	$9,705	$–	$59,366

Accounts receivable	23,989	404,299	165,189	(26,068)	567,409

Less – Allowance for doubtful accounts	176	2,767	17,777	–	20,720

Accounts receivable, net	23,813	401,532	147,412	(26,068)	546,689

Accrued unbilled revenues	1,573	–	98,866	–	100,439

Gas in inventory	–	106,222	74,150	—	180,372

Property taxes assessed applicable to future periods	277	1,785	60,589	–	62,651

Deferred income taxes	(878)	44,024	–	(10,638)	32,508

Other	9,938	17,728	31,594	(7,947)	51,313

	35,193	620,482	422,316	(44,653)	1,033,338

Deferred Charges and Other Assets

Deferred income taxes	(254)	114,970	–	(99,951)	14,765

Investments in debt and equity securities	–	4,242	67,210	625	72,077

Deferred swap losses and receivables	–	43,907	–	–	43,907

Deferred environmental costs	2,534	–	28,639	–	31,173

Prepaid benefit costs	–	–	156,290	(14)	156,276

Other	3,638	30,647	64,546	9,457	108,288

	5,918	193,766	316,685	(89,883)	426,486

Investments in and Advances to Joint Ventures and Subsidiaries	1,388,386	741,960	19,115	(1,385,489)	763,972

Property, Plant and Equipment	44,141	680,011	2,988,318	–	3,712,470

Less – Accumulated depreciation and depletion	18,147	215,359	1,463,706	–	1,697,212

	25,994	464,652	1,524,612	–	2,015,258

	$1,455,491	$2,020,860	$2,282,728	$(1,520,025)	$4,239,054

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CONSOLIDATING STATEMENT OF FINANCIAL POSITION

	December 31, 1999

	MCN			Eliminations
	and Other			and	Consolidated
	Subsidiaries	MCNEE	MichCon	Reclasses	Total
(in Thousands)
LIABILITIES AND CAPITALIZATION

Current Liabilities

Accounts payable	$11,426	$215,228	$93,549	$(24,064)	$296,139

Notes payable	200,721	179,249	237,785	–	617,755

Current portion of long-term debt and capital lease obligations	–	118	27,984	–	28,102

Federal income, property and other taxes payable	(6,343)	3,428	71,415	–	68,500

Gas payable	–	21,260	3,598	–	24,858

Customer deposits	9	–	17,698	–	17,707

Other	18,935	73,910	64,741	(10,637)	146,949

	224,748	493,193	516,770	(34,701)	1,200,010

Deferred Credits and Other Liabilities

Deferred income taxes	(5,678)	–	105,351	(99,673)	–

Unamortized investment tax credits	244	–	27,778	–	28,022

Tax benefits amortizable to customers	–	–	136,236	–	136,236

Deferred swap gains and payables	–	64,962	–	–	64,962

Accrued environmental costs	3,000	–	25,068	–	28,068

Minority interest	–	2,380	8,716	–	11,096

Other	11,591	33,639	46,398	(15)	91,613

	9,157	100,981	349,547	(99,688)	359,997

Capitalization

Long-term debt, including capital lease obligations	–	776,708	680,909	–	1,457,617

Redeemable preferred securities of subsidiaries	402,922	–	–	–	402,922

Common shareholders’ equity	818,664	649,978	735,502	(1,385,636)	818,508

	1,221,586	1,426,686	1,416,411	(1,385,636)	2,679,047

	$1,455,491	$2,020,860	$2,282,728	$(1,520,025)	$4,239,054

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CONSOLIDATING STATEMENT OF FINANCIAL POSITION

	December 31, 1998

	MCN			Eliminations
	and Other			and	Consolidated
	Subsidiaries	MCNEE	MichCon	Reclasses	Total
(in Thousands)

ASSETS
Current Assets

Cash and cash equivalents, at cost	$1,400	$9,036	$6,603	$–	$17,039

Accounts receivable	10,039	265,312	151,746	(17,312)	409,785

Less – Allowance for doubtful accounts	84	653	8,928	–	9,665

Accounts receivable, net	9,955	264,659	142,818	(17,312)	400,120

Accrued unbilled revenues	1,121	–	86,767	–	87,888

Gas in inventory	–	90,418	56,969	–	147,387

Property taxes assessed applicable to future periods	214	1,172	71,165	–	72,551

Other	5,143	11,872	30,169	(4,712)	42,472

	17,833	377,157	394,491	(22,024)	767,457

Deferred Charges and Other Assets

Deferred income taxes	3,305	128,807	–	(81,565)	50,547

Investments in debt and equity securities	–	3,548	65,556	601	69,705

Deferred swap losses and receivables	–	63,147	–	–	63,147

Deferred environmental costs	2,604	–	28,169	–	30,773

Prepaid benefit costs	–	–	113,879	(2,104)	111,775

Other	9,401	26,870	59,007	3,662	98,940

	15,310	222,372	266,611	(79,406)	424,887

Investments in and Advances to Joint Ventures and Subsidiaries	1,550,770	782,471	19,343	(1,549,353)	803,231

Property, Plant and Equipment	48,681	1,103,716	2,889,020	–	4,041,417

Less – Accumulated depreciation and depletion	17,210	229,944	1,396,940	–	1,644,094

	31,471	873,772	1,492,080	–	2,397,323

	$1,615,384	$2,255,772	$2,172,525	$(1,650,783)	$4,392,898

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CONSOLIDATING STATEMENT OF FINANCIAL POSITION

	December 31, 1998

	MCN			Eliminations
	and Other			and	Consolidated
	Subsidiaries	MCNEE	MichCon	Reclasses	Total
(in Thousands)

LIABILITIES AND CAPITALIZATION
Current Liabilities

Accounts payable	$4,123	$218,851	$98,891	$(17,516)	$304,349

Notes payable	260,771	137,762	221,169	(851)	618,851

Current portion of long-term debt and capital lease obligations	–	211,433	58,288	–	269,721

Federal income, property and other taxes payable	1,441	6,965	61,059	–	69,465

Deferred gas cost recovery revenues	–	–	14,980	–	14,980

Gas payable	–	17,332	25,337	–	42,669

Customer deposits	22	–	18,769	–	18,791

Other	18,337	25,276	67,222	(2,525)	108,310

	284,694	617,619	565,715	(20,892)	1,447,136

Deferred Credits and Other Liabilities

Deferred income taxes	(10,308)	–	88,567	(78,259)	–

Unamortized investment tax credits	272	–	29,784	–	30,056

Tax benefits amortizable to customers	–	–	130,120	–	130,120

Deferred swap gains and payables	–	62,956	–	–	62,956

Accrued environmental costs	3,000	–	32,000	–	35,000

Minority interest	–	2,697	8,201	–	10,898

Other	10,435	15,741	51,460	(2,197)	75,439

	3,399	81,394	340,132	(80,456)	344,469

Capitalization

Long-term debt, including capital lease obligations	–	687,333	619,835	–	1,307,168

Redeemable preferred securities of subsidiaries	502,203	–	–	–	502,203

Common shareholders’ equity	825,088	869,426	646,843	(1,549,435)	791,922

	1,327,291	1,556,759	1,266,678	(1,549,435)	2,601,293

	$1,615,384	$2,255,772	$2,172,525	$(1,650,783)	$4,392,898

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CONSOLIDATING STATEMENT OF OPERATIONS

	Twelve Months Ended December 31, 1999

	MCN			Eliminations
	and Other			and	Consolidated
	Subsidiaries	MCNEE	MichCon	Reclasses	Total
(in Thousands)
Operating Revenues	$34,934	$1,324,689	$1,135,739	$(14,294)	$2,481,068

Operating Expenses

Cost of sales	23,456	1,118,593	483,925	(10,982)	1,614,992

Operation and maintenance	(1,727)	150,158	266,104	(3,312)	411,223

Depreciation, depletion and amortization	3,133	62,626	98,879	–	164,638

Property and other taxes	1,621	10,346	45,230	–	57,197

Property write-downs and restructuring charges	–	59,335	–	–	59,335

Merger costs	371	9,055	25,429	–	34,855

	26,854	1,410,113	919,567	(14,294)	2,342,240

Operating Income (Loss)	8,080	(85,424)	216,172	–	138,828

Equity in Earnings of Joint Ventures	(27,895)	50,428	1,976	27,877	52,386

Other Income and (Deductions)

Interest income	41,383	4,238	2,604	(41,650)	6,575

Interest on long-term debt	808	(42,974)	(47,265)	–	(89,431)

Other interest expense	(12,102)	(51,262)	(8,626)	41,648	(30,342)

Dividends on preferred securities of subsidiaries	–	–	–	(40,139)	(40,139)

Loss on sale of E&P properties	–	(81,989)	–	–	(81,989)

Investment and contract losses	–	(9,903)	–	–	(9,903)

Minority interest	–	(592)	(1,020)	–	(1,612)

Other	840	18,124	(1,016)	–	17,948

	30,929	(164,358)	(55,323)	(40,141)	(228,893)

Income (Loss) Before Income Taxes	11,114	(199,354)	162,825	(12,264)	(37,679)

Income Tax Provision (Benefit)	1,823	(68,015)	56,489	–	(9,703)

Income (Loss) Before Cumulative Effect of Accounting Change	9,291	(131,339)	106,336	(12,264)	(27,976)

Cumulative Effect of Accounting Change, Net of Taxes	–	(2,872)	–	–	(2,872)

Net Income (Loss)	9,291	(134,211)	106,336	(12,264)	(30,848)

Dividends on Preferred Securities	40,139	–	–	(40,139)	–

Net Income (Loss) Available for Common Stock	$(30,848)	$(134,211)	$106,336	$27,875	$(30,848)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CONSOLIDATING STATEMENT OF OPERATIONS

	Twelve Months Ended December 31, 1998

	MCN			Eliminations
	and Other			and	Consolidated
	Subsidiaries	MCNEE	MichCon	Reclasses	Total
(in Thousands)
Operating Revenues	$18,262	$992,828	$1,033,658	$(14,050)	$2,030,698

Operating Expenses

Cost of sales	10,706	752,207	451,529	(8,668)	1,205,774

Operation and maintenance	(10,207)	152,607	252,397	(5,382)	389,415

Depreciation, depletion and amortization	3,206	83,401	92,883	–	179,490

Property and other taxes	1,719	12,396	55,438	–	69,553

Property write-downs and restructuring charges	8,669	558,849	24,800	–	592,318

	14,093	1,559,460	877,047	(14,050)	2,436,550

Operating Income (Loss)	4,169	(566,632)	156,611	–	(405,852)

Equity in Earnings of Joint Ventures	(282,284)	61,242	1,946	281,321	62,225

Other Income and (Deductions)

Interest income	37,408	6,609	5,688	(38,812)	10,893

Interest on long-term debt	(641)	(41,821)	(44,884)	–	(87,346)

Other interest expense	(2,474)	(48,630)	(12,113)	38,813	(24,404)

Dividends on preferred securities of subsidiaries	–	–	–	(36,370)	(36,370)

Investment losses	(8,500)	(6,135)	–	–	(14,635)

Minority interest	–	265	5,727	–	5,992

Other	(605)	20,348	(182)	–	19,561

	25,188	(69,364)	(45,764)	(36,369)	(126,309)

Income (Loss) Before Income Taxes	(252,927)	(574,754)	112,793	244,952	(469,936)

Income Tax Provision (Benefit)	(2,829)	(216,456)	35,817	–	(183,468)

Net Income (Loss)	(250,098)	(358,298)	76,976	244,952	(286,468)

Dividends on Preferred Securities	36,370	–	–	(36,370)	–

Net Income (Loss) Available for Common Stock	$(286,468)	$(358,298)	$76,976	$281,322	$(286,468)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CONSOLIDATING STATEMENT OF OPERATIONS

	Twelve Months Ended December 31, 1997

	MCN			Eliminations
	and Other			and	Consolidated
	Subsidiaries	MCNEE	MichCon	Reclasses	Total
(in Thousands)
Operating Revenues	$17,607	$951,269	$1,253,679	$(14,688)	$2,207,867

Operating Expenses

Cost of sales	9,749	703,145	632,229	(10,090)	1,335,033

Operation and maintenance	2,281	113,018	282,640	(4,598)	393,341

Depreciation, depletion and amortization	2,279	75,630	103,703	–	181,612

Property and other taxes	1,679	13,068	60,744	–	75,491

	15,988	904,861	1,079,316	(14,688)	1,985,477

Operating Income (Loss)	1,619	46,408	174,363	–	222,390

Equity in Earnings of Joint Ventures	135,757	52,356	1,199	(133,653)	55,659

Other Income and (Deductions)

Interest income	32,857	6,378	4,659	(32,728)	11,166

Interest on long-term debt	408	(30,052)	(45,526)	–	(75,170)

Other interest expense	(1,253)	(34,382)	(8,664)	33,016	(11,283)

Dividends on preferred securities of subsidiaries	–	–	–	(31,090)	(31,090)

Minority interest	–	(82)	(1,882)	–	(1,964)

Other	74	10,149	536	–	10,759

	32,086	(47,989)	(50,877)	(30,802)	(97,582)

Income (Loss) Before Income Taxes	169,462	50,775	124,685	(164,455)	180,467

Income Tax Provision (Benefit)	2,573	(1,000)	45,665	–	47,238

Net Income (Loss)	166,889	51,775	79,020	(164,455)	133,229

Dividends on Preferred Securities	31,090	–	–	(31,090)	–

Net Income (Loss) Available for Common Stock	$135,799	$51,775	$79,020	$(133,365)	$133,229

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Twelve Months Ended December 31, 1999

	MCN			Eliminations
	and Other			and	Consolidated
	Subsidiaries	MCNEE	MichCon	Reclasses	Total
(in Thousands)
Net Cash Flow From Operating Activities	$57,315	$16,001	$120,589	$(63,618)	$130,287

Cash Flow From Financing Activities

Notes payable, net	(60,050)	41,487	16,616	851	(1,096)

Capital contributions received from (distributions paid to) affiliates, net	–	(101,657)	–	101,657	–

Dividends paid	(86,256)	–	(17,500)	17,500	(86,256)

Preferred securities dividends paid	(40,139)	–	–	40,139	–

Issuance of common stock	136,145	–	–	–	136,145

Reacquisition of common stock	(6,745)	–	–	–	(6,745)

Issuance of long-term debt	–	–	106,535	–	106,535

Long-term commercial paper and bank borrowings, net	–	92,344	–	–	92,344

Retirement of long-term debt and preferred securities	(103,093)	(213,599)	(79,097)	–	(395,789)

Net cash provided from (used for) financing activities	(160,138)	(181,425)	26,554	160,147	(154,862)

Cash Flow From Investing Activities

Capital expenditures	(1,245)	(157,080)	(135,933)	–	(294,258)

Acquisitions	–	(29,551)	–	–	(29,551)

Investment in debt and equity securities, net	–	(2,479)	(1,654)	(24)	(4,157)

Investment in joint ventures and subsidiaries	100,218	(76,090)	102	(101,657)	(77,427)

Sale of property and joint venture interests	–	472,007	–	(1,103)	470,904

Other	2,920	(1,228)	(6,556)	6,255	1,391

Net cash provided from (used for) investing activities	101,893	205,579	(144,041)	(96,529)	66,902

Net Increase (Decrease) in Cash and Cash Equivalents	(930)	40,155	3,102	–	42,327

Cash and Cash Equivalents, January 1	1,400	9,036	6,603	–	17,039

Cash and Cash Equivalents, December 31	$470	$49,191	$9,705	$–	$59,366

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Twelve Months Ended December 31, 1998

	MCN			Eliminations
	and Other			and	Consolidated
	Subsidiaries	MCNEE	MichCon	Reclasses	Total
(in Thousands)
Net Cash Flow From Operating Activities	$72,476	$(68,749)	$217,918	$(68,923)	$152,722

Cash Flow From Financing Activities

Notes payable, net	260,771	65,006	(20,522)	2,227	307,482

Capital contributions received from (distributions paid to) affiliates, net	–	236,851	–	(236,851)	–

Dividends paid	(82,239)	–	(46,084)	46,084	(82,239)

Preferred securities dividends paid	(17,613)	–	–	17,613	–

Issuance of common stock	20,192	–	–	–	20,192

Issuance of preferred securities	96,850	–	–	–	96,850

Issuance of long-term debt	–	305,709	153,052	–	458,761

Long-term commercial paper and bank borrowings, net	–	17,299	–	–	17,299

Retirement of long-term debt and preferred securities	(100,365)	(102,153)	(126,292)	–	(328,810)

Other	–	8,243	–	–	8,243

Net cash provided from (used for) financing activities	177,596	530,955	(39,846)	(170,927)	497,778

Cash Flow From Investing Activities

Capital expenditures	(11,024)	(318,276)	(153,475)	–	(482,775)

Acquisitions	–	(42,429)	–	–	(42,429)

Investment in debt and equity securities, net	–	48,527	(30,446)	(250)	17,831

Investment in joint ventures and subsidiaries	(238,951)	(187,423)	214	236,851	(189,309)

Sale of property and joint venture interests	1,143	49,463	–	(3,421)	47,185

Other	137	(28,151)	(2,115)	6,670	(23,459)

Net cash provided from (used for) investing activities	(248,695)	(478,289)	(185,822)	239,850	(672,956)

Net Increase (Decrease) in Cash and Cash Equivalents	1,377	(16,083)	(7,750)	–	(22,456)

Cash and Cash Equivalents, January 1	23	25,119	14,353	–	39,495

Cash and Cash Equivalents, December 31	$1,400	$9,036	$6,603	$–	$17,039

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONCLUDED)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Twelve Months Ended December 31, 1997

	MCN			Eliminations
	and Other			and	Consolidated
	Subsidiaries	MCNEE	MichCon	Reclasses	Total
(in Thousands)
Net Cash Flow From Operating Activities	$97,490	$148,242	$187,263	$(89,611)	$343,384

Cash Flow From Financing Activities

Notes payable, net	–	94,513	(23,435)	(3,078)	68,000

Capital contributions received from (distributions paid to) affiliates, net	(3,985)	603,150	–	(599,165)	–

Dividends paid	(72,851)	–	(40,000)	40,000	(72,851)

Preferred securities dividends paid	(31,090)	–	–	31,090	–

Issuance of common stock	294,402	–	–	–	294,402

Issuance of preferred securities	326,521	–	–	–	326,521

Issuance of long-term debt	–	149,190	124,051	–	273,241

Long-term commercial paper and bank borrowings, net	–	(261,822)	–	–	(261,822)

Retirement of long-term debt and preferred securities	(55)	(32,315)	(76,854)	–	(109,224)

Other	–	4,612	–	–	4,612

Net cash provided from (used for) financing activities	512,942	557,328	(16,238)	(531,153)	522,879

Cash Flow From Investing Activities

Capital expenditures	(6,559)	(399,586)	(155,208)	(1)	(561,354)

Acquisitions	–	(166,553)	–	–	(166,553)

Investment in debt and equity securities, net	–	(48,441)	(31,375)	16,693	(63,123)

Investment in joint ventures and subsidiaries	(604,750)	(151,360)	(304)	603,772	(152,642)

Sale of property and joint venture interests	–	67,365	–	–	67,365

Other	56	(1,484)	20,205	300	19,077

Net cash provided from (used for) investing activities	(611,253)	(700,059)	(166,682)	620,764	(857,230)

Net Increase (Decrease) in Cash and Cash Equivalents	(821)	5,511	4,343	–	9,033

Cash and Cash Equivalents, January 1	844	19,608	10,010	–	30,462

Cash and Cash Equivalents, December 31	$23	$25,119	$14,353	$–	$39,495

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONCLUDED)

RESPONSIBILITIES FOR FINANCIAL STATEMENTS

The consolidated financial statements of MCN Energy Group Inc. were prepared by management which is responsible for their integrity and objectivity. The statements have been prepared in conformity with generally accepted accounting principles and, as such, include amounts based on judgments of management. Financial information elsewhere in this Annual Report is consistent with that in the consolidated financial statements.

Management is further responsible for maintaining a system of internal accounting controls, designed to provide reasonable assurance that the books and records reflect the transactions of MCN and its subsidiaries and that established policies and procedures are carefully followed. Perhaps the most important feature in the system of internal control is that it is continually reviewed for its effectiveness and is augmented by a strong internal audit program.

Deloitte & Touche LLP, independent auditors, is engaged to audit the consolidated financial statements of MCN and issue reports thereon. Their audit is conducted in accordance with generally accepted auditing standards which comprehends gaining an understanding of internal accounting controls.

MCN’s Board of Directors, through its Audit Committee is responsible for: (1) assuring that management fulfills its responsibilities in the preparation of the consolidated financial statements, and (2) engaging the independent public accountants. The Committee reviews the scope of the audits and the accounting principles being applied in financial reporting. The independent auditors, representatives of management and the internal auditors meet regularly (separately and jointly) with the Committee to review the activities of each and to ensure that each is properly discharging its responsibilities.

/s/ ALFRED R. GLANCY III

Alfred R. Glancy III
Chairman and Chief Executive Officer

/s/ STEPHEN E. EWING

Stephen E. Ewing
President, Chief Operating Officer and Director

/s/ HOWARD L. DOW III

Howard L. Dow III
Executive Vice President, Chief Financial Officer and Treasurer

/s/ GERARD KABZINSKI

Gerard Kabzinski
Vice President and Controller

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors of MCN Energy Group Inc.:

We have audited the accompanying consolidated statements of financial position of MCN Energy Group Inc. and subsidiaries, (the “Company”) as of December 31, 1999 and 1998, and the related consolidated statements of operations, cash flows and common shareholders’ equity for each of the three years in the period ended December 31, 1999. Our audits also included the consolidated financial statement schedule listed in Item 8. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information shown therein.

As discussed in Note 5 to the financial statements, the Company changed its method of accounting for start-up activities in 1999.

DELOITTE & TOUCHE LLP

Detroit, Michigan
March 21, 2000

SUPPLEMENTARY FINANCIAL INFORMATION

Quarterly Operating Results (Unaudited)

Due to the seasonal nature of MCN’s Gas Distribution operations, revenues, net income and earnings per share tend to be higher in the first and fourth quarters of the calendar year. Quarterly earnings per share may not total for the years, since quarterly computations are based on weighted average common shares outstanding during each quarter. There were 20,755 and 21,858 holders of record of MCN common shares at December 31, 1999 and 1998, respectively.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year

(in Thousands of Dollars – Except Per Share Amounts)

1999

Operating Revenues	$796,586	$488,784	$462,859	$732,839	$2,481,068
Operating Income (Loss)

Before unusual charges and merger costs	$153,918	$16,927	$(18,171)	$80,344	$233,018

Unusual charges and merger costs	–	(52,000)	–	(42,190)	(94,190)

	$153,918	$(35,073)	$(18,171)	$38,154	$138,828

Operating and Joint Venture Income (Loss)

Before unusual charges and merger costs	$166,376	$29,093	$(2,775)	$92,710	$285,404

Unusual charges and merger costs	–	(52,000)	–	(42,190)	(94,190)

	$166,376	$(22,907)	$(2,775)	$50,520	$191,214

Income (Loss) Before Cumulative Effect of Accounting Change

Before unusual charges and merger costs	$88,415	$(2,875)	$(27,334)	$34,772	$92,978

Unusual charges and merger costs	–	(83,365)	(3,820)	(33,769)	(120,954)

	$88,415	$(86,240)	$(31,154)	$1,003	$(27,976)

Net Income (Loss)

Before unusual charges and merger costs	$85,543	$(2,875)	$(27,334)	$34,772	$90,106

Unusual charges and merger costs	–	(83,365)	(3,820)	(33,769)	(120,954)

	$85,543	$(86,240)	$(31,154)	$1,003	$(30,848)

Basic Earnings (Loss) Per Share

Before unusual charges and merger costs	$1.11	$(.03)	$(.32)	$.41	$1.11

Unusual charges and merger costs	–	(1.00)	(.05)	(.40)	(1.45)

Cumulative effect of accounting change	(.04)	–	–	–	(.03)

	$1.07	$(1.03)	$(.37)	$.01	$(.37)

Diluted Earnings (Loss) Per Share

Before unusual charges and merger costs	$1.06	$(.03)	$(.32)	$.40	$1.11

Unusual charges and merger costs	–	(1.00)	(.05)	(.39)	(1.45)

Cumulative effect of accounting change	(.04)	–	–	–	(.03)

	$1.02	$(1.03)	$(.37)	$.01	$(.37)

Dividends Paid Per Share	$.2550	$.2550	$.2550	$.2550	$1.0200

Average Daily Trading Volume	265,050	306,259	326,253	565,749	367,264
Price Per Share

High	$19.5625	$22.6250	$22.2500	$25.6250	$25.6250

Low	$15.8125	$15.9375	$17.0000	$17.0000	$15.8125

Close	$16.0625	$20.7500	$17.1875	$23.7500	$23.7500

SUPPLEMENTARY FINANCIAL INFORMATION (CONCLUDED)

Quarterly Operating Results (Unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year

1998

Operating Revenues	$701,460	$406,214	$351,145	$571,879	$2,030,698
Operating Income (Loss)

Before unusual charges	$116,626	$22,040	$(346)	$48,146	$186,466

Unusual charges	–	(333,022)	(259,296)	–	(592,318)

	$116,626	$(310,982)	$(259,642)	$48,146	$(405,852)

Operating and Joint Venture Income (Loss)

Before unusual charges	$133,387	$33,877	$17,617	$63,810	$248,691

Unusual charges	–	(333,022)	(259,296)	–	(592,318)

	$133,387	$(299,145)	$(241,679)	$63,810	$(343,627)

Net Income (Loss)

Before unusual charges	$78,882	$7,829	$(7,578)	$23,997	$103,130

Unusual charges	–	(220,452)	(169,146)	–	(389,598)

	$78,882	$(212,623)	$(176,724)	$23,997	$(286,468)

Basic Earnings (Loss) Per Share

Before unusual charges	$1.01	$.10	$(.10)	$.31	$1.31

Unusual charges	–	(2.80)	(2.14)	–	(4.94)

	$1.01	$(2.70)	$(2.24)	$.31	$(3.63)

Diluted Earnings (Loss) Per Share

Before unusual charges	$.95	$.10	$(.10)	$.30	$1.31

Unusual charges	–	(2.80)	(2.14)	–	(4.94)

	$.95	$(2.70)	$(2.24)	$.30	$(3.63)

Dividends Paid Per Share	$.2550	$.2550	$.2550	$.2550	$1.0200

Average Daily Trading Volume	195,997	328,005	530,228	395,530	364,558
Price Per Share

High	$39.8750	$39.8750	$26.8125	$20.8125	$39.8750

Low	$36.2500	$24.7500	$16.4375	$16.8125	$16.4375

Close	$37.3750	$25.0000	$17.0625	$19.0625	$19.0625

SCHEDULE II

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

(Thousands of Dollars)

Column A	Column B	Column C		Column D	Column E

		Additions

		Provisions charged to		Deductions
				for Purposes
	Balance at		Utility Plant/	for Which the	Balance
	Beginning		Regulatory	Reserves Were	at End
Description	of Period	Income	Asset	Provided	of Period

Year Ended December 31, 1999

Reserve Deducted From Assets in Consolidated Statement of Financial Position:

Allowance for doubtful accounts	$9,665	$15,882	$–	$4,827	$20,720

Deferred charges and other assets – other	$–	$1,332	$–	$1,332	$–

Reserve Included in Current Liabilities – Other and Deferred Credits and Other Liabilities – Other in Consolidated Statement of Financial Position:

Restructuring Charge(1)	$9,730	$–	$–	$5,927	$3,803

Reserve Included in Current Liabilities – Other and in Accrued Environmental Costs in Consolidated Statement of Financial Position:

Environmental testing(2)	$35,092	$–	$–	$724	$34,368

Reserves Included in Deferred Credits and Other Liabilities – Other in Consolidated Statement of Financial Position:

Injuries and damages	$2,515	$1,716	$416	$1,921	$2,726

Year Ended December 31, 1998

Reserve Deducted From Assets in Consolidated Statement of Financial Position:

Allowance for doubtful accounts	$15,711	$13,302	$–	$19,348	$9,665

Reserve Included in Current Liabilities – Other and Deferred Credits and Other Liabilities – Other in Consolidated Statement of Financial Position:

Restructuring Charge(1)	$–	$10,390	$–	$660	$9,730

Reserve Included in Current Liabilities – Other in Consolidated Statement of Financial Position:

Environmental testing(2)	$36,741	$–	$–	$1,649	$35,092

Reserves Included in Deferred Credits and Other Liabilities – Other in Consolidated Statement of Financial Position:

Injuries and damages	$4,838	$(328)	$438	$2,433	$2,515

Year Ended December 31, 1997

Reserve deducted from Assets in Consolidated Statement of Financial Position:

Allowance for doubtful accounts	$18,487	$21,847	$–	$24,623	$15,711

Reserve Included in Current Liabilities – Other in Consolidated Statement of Financial Position:

Environmental testing	$37,576	$–	$–	$835	$36,741

Reserves Included in Deferred Credits and Other Liabilities – Other in Consolidated Statement of Financial Position:

Injuries and damages	$9,182	$1,400	$608	$6,352	$4,838

NOTES:

(1)	Reference is made to Note 3e to the Consolidated Financial Statements page 72.
(2)	Reference is made to Note 13c to the Consolidated Financial Statements page 86.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors of MCN

Alfred R. Glancy III, 62, Director since 1988, Term expires in 2000:

Mr. Glancy has been Chairman and Chief Executive Officer of MCN since August 1988 and served as its President from September 1992 until July 1999. He has been Chairman of MCNEE since 1988. Mr. Glancy has been Chairman of MichCon since 1984 and served as its Chief Executive Officer from 1984 until September 1992. He has been a Director of MichCon since 1981.

Mr. Glancy is Chairman Emeritus of Detroit Symphony Orchestra Inc., and past Chairman of The Detroit Medical Center, Detroit Renaissance, Detroit Economic Growth Corporation and New Detroit, Inc. He is also a Director of the Detroit Institute of Arts, United Way Community Services, Community Foundation for Southeastern Michigan, Morton Industrial Group, Greater Downtown Partnership, Interstate Natural Gas Association, National Petroleum Council, New Detroit and the Hudson-Webber Foundation. Mr. Glancy is the Chairman of UNICO Investment in Seattle, Washington.

Frank M. Hennessey, 61, Director since 1988, Term expires in 2000:

Mr. Hennessey has been Vice Chairman of the Board of Directors and Chief Executive Officer of MascoTech, Inc. since January 1998. He is also the Chairman of Emco Limited, a leading Canadian manufacturer and distributor of plumbing-related products, roofing and other building products. Mr. Hennessey was previously Executive Vice President of Masco Corporation, Vice President for Strategic Planning at Masco Corporation, and President, Chief Executive Officer and Director of Emco Limited.

Mr. Hennessey is a Trustee of the Hudson-Webber Foundation and a Director of New Detroit, Inc. He is a Director and Treasurer of United Way Community Services, and Trustee of the Citizens Research Council of Michigan, as well as past Chairman of the Greater Detroit and Windsor Japan American Society.

Howard F. Sims, 66, Director since 1988, Term expires in 2000:

Mr. Sims is Chairman of Sims-Varner & Associates, PLLC, an architecture, engineering and planning firm, and has been a practicing architect since 1963. He also serves as Chairman of The SVA Group and SV Associates, LLC, both engaged in architecture and planning.

Mr. Sims is a Director of Comerica Incorporated. He is a Trustee of Citizens Research Council of Michigan, the W.K. Kellogg Foundation, The Community Foundation of Southeast Michigan and the Karmanos Cancer Institute. Mr. Sims is a member of the Executive Board of the Detroit Area Council, Boy Scouts of America and United Way Community Services of Southeast Michigan.

James G. Berges, 52, Director since 1998, Term expires in 2001:

Mr. Berges has been President of Emerson Electric Co., a manufacturer of electrical, electromechanical, and electronic products and systems, since May 1999 and is a Director. He is Chairman of Astec (BSR) Plc, a manufacturer of power conversion products and electronic components, and EGS Electrical Group, a joint venture with SPX, a manufacturer of specialty service tools and engineered components for the global motor vehicle industry. Mr. Berges was previously Vice Chairman of Emerson Electric Co. from April 1997 through April 1999 and Executive Vice President from 1990 through March 1997.

Mr. Berges is a Board Member of the St. Louis Regional Housing Alliance and has been active in various roles with the United Way of Greater St. Louis.

Thomas H. Jeffs II, 61, Director since 1991, Term expires in 2001:

Mr. Jeffs retired as Vice Chairman of First Chicago NBD Corporation and First National Bank of Chicago in October 1998. He was President and Chief Operating Officer of its subsidiary, NBD Bank Michigan, from January 1994 to October 1998.

Mr. Jeffs is a Trustee of New Detroit, Inc. and a Director of The Economic Club of Detroit. He is also a Director of Intermet Corporation. Mr. Jeffs serves as Vice Chairman and a member of the Executive Committee of the Detroit Symphony Orchestra, Inc. He is a Director of the Detroit Institute of Arts. Mr. Jeffs is a member of the Visiting Committee of the University of Michigan, School of Business Administration.

Bill M. Thompson, 67, Director since 1996, Term expires in 2001:

Mr. Thompson retired from Phillips Petroleum Company in December 1992 after 38 years of service. He was Chairman of the Board, President and Chief Executive Officer of GPM Gas Corporation, a wholly owned subsidiary of Phillips Petroleum Company, from February 1992 until December 1992. Mr. Thompson had been Vice Chairman of Phillips Petroleum Company from his election in December 1991 until February 1992. Prior to that, he was Executive Vice President of Phillips’ downstream operations from September 1988 until December 1991. Mr. Thompson served on the Board of Directors of Phillips Petroleum Company from 1988 until 1992.

Mr. Thompson serves on the Board of Directors of The University of Texas College of Engineering Foundation Advisory Council. He is a past member of the Board of Directors of the American Petroleum Institute, The National Association of Manufacturers, and The Chemical Manufacturers Association.

Stephen E. Ewing, 56, Director since 1988, Term expires in 2002:

Mr. Ewing has been President and Chief Operating Officer of MCN since July 1999 and also served in these offices from August 1988 until September 1992. He has been President of MichCon since 1985, Chief Executive Officer since September 1992 and was Chief Operating Officer from 1985 to September 1992. Mr. Ewing has been a Director of MichCon since 1984.

Mr. Ewing is the Chairman of the Detroit Economic Growth Corporation, the Natural Gas Vehicle Coalition and Oakwood Healthcare, Inc. and Vice Chairman of United Way Community Services. He is past Chairman of the 1997 United Way Community Services Torch Drive, Greater Detroit Area Health Council, Metropolitan Affairs Corporation and the Midwest Gas Association. Mr. Ewing is a board member of the Michigan Jobs Commission, Detroit Renaissance, Michigan Opera Theater, Institute of Gas Technology, the American Gas Association, the Skillman Foundation and AAA Michigan. He is also a member of Leadership Detroit, the NAACP and Boy Scouts of America’s Detroit Area Council Executive Board.

Roger Fridholm, 59, Director since 1988, Term expires in 2002:

Mr. Fridholm has been President of the St. Clair Group, a private investment company, since 1991. He has been Chairman of Ad Hoc Legal Resources, LLC since 1995 and President of IPG Services Corporation since 1996, both of which are staffing service companies. In 1998, Mr. Fridholm became President of the Business, Technology, and Staffing Services Group of MSX International. He previously served as President and Chief Executive Officer of Counsel, Enterprises, Inc. from February through July 1994 and as Senior Vice President of Corporate Development of Kelly Services, Inc. from March 1992 through January 1994.

Mr. Fridholm serves as a Director of The Stroh Companies, Comerica Bank-Michigan, and MascoTech, Inc.

Helen O. Petrauskas, 55, Director since 1990, Term expires in 2002:

Ms. Petrauskas has been Vice President for Environmental and Safety Engineering with Ford Motor Company since 1983.

Ms. Petrauskas is a Director of The Sherwin-Williams Company, and serves on the Boards of the World Environment Center and the Environmental Law Institute. She is also on the Advisory Boards of the Center for Risk Analysis, Harvard School of Public Health, and Resources for the Future in Washington, D.C.

Executive Officers of MCN

Alfred R. Glancy III, 62, Chairman and Chief Executive Officer:

Mr. Glancy’s biographical information appears in the section “Directors of MCN.”

Stephen E. Ewing, 56, President and Chief Operating Officer:

Mr. Ewing’s biographical information appears in the section “Directors of MCN.”

Howard L. Dow III, 44, Executive Vice President, Chief Financial Officer and Treasurer:

Mr. Dow has been Executive Vice President of MCN since July 1999, Chief Financial Officer since April 1999, Treasurer since September 1998 and served as a Senior Vice President from September 1998 until July 1999. He has been Executive Vice President of MichCon since July 1999, Treasurer since April 1998 and Chief Financial Officer since October 1996. Mr. Dow served as a Senior Vice President of MichCon from April 1998 until July 1999 and as a Vice President from March 1990 until April 1998. He has been a Director of MichCon since 1995.

Daniel L. Schiffer, 56, Senior Vice President, General Counsel and Secretary:

Mr. Schiffer has been Senior Vice President of MCN since September 1995, General Counsel and Secretary since August 1988 and served as a Vice President from August 1988 until September 1995. He has been Senior Vice President, General Counsel and Secretary of MichCon since July 1999. Mr. Schiffer has been a Director of MichCon since July 1999 and previously served as a Director from January 1989 to September 1998.

ITEM 11. EXECUTIVE COMPENSATION

Directors’ Compensation

As of April 1, 1997, non-officer directors receive an annual fee of $30,000. Additionally, each year non-officer directors receive performance shares worth approximately $30,000, calculated at the beginning of the fiscal year and rounded to the nearest 100 shares. Each performance share is equivalent to one share of MCN common stock. Non-officer directors are permitted to defer all or a portion of their cash retainer fee in performance shares. The performance shares will be credited to deferral accounts established for each non-officer director. The value of the performance shares held in each non-officer director’s account will increase/decrease as the value of the underlying MCN common stock increases/decreases and the account will be credited with dividend equivalents equal to one-half of the common stock dividend rate. Upon the non-officer director’s death or retirement, the value of the performance shares will be paid out in shares of MCN common stock over a period of one-to-fifteen years as elected by the non-officer director. Based on the current elections of the non-officer directors, 100% of their compensation will be in the form of performance shares, further aligning the interests of each non-officer director and shareholders by tying compensation to the value of MCN common stock.

Executives’ Compensation

The following table sets forth the aggregate compensation paid or awarded for performance from 1997 through 1999 to the Company’s chief executive officer and its four most highly compensated executive officers in 1999 (collectively, the “Named Executive Officers”).

Summary Compensation Table

					Long-Term Compensation
		Annual Compensation(1)
					Restricted	Securities
				Other Annual	Stock	Underlying	LTIP
				Compensation	Award	Options	Payout
Name and Principal Position	Year	Salary($)	Bonus($)(2)	($)(3)	($)(4)	(#)(5)	($)(1)(6)

Alfred R. Glancy III	1999	675,000	994,781	–	–	–	2,339,578
Chairman & Chief	1998	667,800	0	–	–	100,000	0
Executive Officer	1997	620,833	500,000	–	–	–	2,382,016

Stephen E. Ewing	1999	445,192	550,000	–	–	–	939,516
President & Chief	1998	412,500	450,000	–	–	48,300	0
Operating Officer	1997	356,667	240,000	–	–	–	1,339,884

Joseph T. Williams (8)	1999	233,333	645,000	307,068	–	–	246,239
Former President &	1998	352,000	0	68,509	–	–	–
Chief Executive Officer,	1997	128,225	385,000	–	1,156,594	–	–
MCNEE

Howard L. Dow III	1999	266,346	388,364	–	–	–	254,836
Executive Vice President,	1998	211,539	180,000	–	–	14,000	0
Chief Financial Officer &	1997	205,000	98,200	–	–	–	558,285
Treasurer

Daniel L. Schiffer	1999	248,077	235,800	–	–	–	315,628
Senior Vice President,	1998	240,000	0	–	–	12,950	0
General Counsel &	1997	237,500	150,000	–	–	–	744,380
Secretary

[Additional columns below]

[Continued from above table, first column(s) repeated]

All Other
Compensation
Name and Principal Position	($)(7)

Alfred R. Glancy III	3,646,947
Chairman & Chief	66,326
Executive Officer	61,110

Stephen E. Ewing	41,928
President & Chief	39,229
Operating Officer	33,818

Joseph T. Williams (8)	202,756
Former President &	27,835
Chief Executive Officer,	–
MCNEE

Howard L. Dow III	20,894
Executive Vice President,	13,312
Chief Financial Officer &	11,675
Treasurer

Daniel L. Schiffer	20,542
Senior Vice President,	19,496
General Counsel &	18,673
Secretary

(1)	Includes amounts received or deferred.
(2)	Amounts under the MCN Energy Group Inc. Annual Performance Plan are shown for the year upon which performance is measured. They are generally paid in February or March of the subsequent year. Messrs. Ewing and Dow earned bonuses for 1998 based upon MichCon’s performance. Mr. Williams’ 1997 bonus includes a signing bonus of $250,000. Mr. Williams’ 1999 bonus was paid on the second anniversary of his date of hire in shares of MCN common stock pursuant to the terms of his employment agreement. Mr. Dow’s bonus for 1999 includes an additional $100,000 for his efforts in negotiating the merger with DTE.
(3)	Amount represents payment by the Company to cover taxes on the vesting of restricted stock.
(4)	The Company’s current use of restricted stock is limited to special situations, such as the retention of newly hired executives. Mr. Williams was granted 36,500 shares upon his hiring. The shares vested as indicated in the table below.

Date	Shares

7/28/98	2,100

7/28/99	2,100

Upon Termination	32,300

(5)	Stock options are granted in the February subsequent to the fiscal year indicated in the table.
(6)	Amounts shown in this column represent the dollar value of final payouts of performance shares awarded pursuant to the Performance Share Plan. The initial number of performance shares granted is based on total shareholder return relative to the peer group during the previous three-year period. The initial grants are adjusted upward or downward based on total shareholder return relative to the peer group for the subsequent three-year period. Pursuant to the change of control provisions in the Performance Share Plan, the 1999 payout was for all three of the outstanding tranches.
(7)	Amounts shown in this column represent the Company’s contributions to defined contribution plans and its payment of life insurance premiums. In addition, Mr. Glancy’s amount for 1999 includes a change of control payment of $3,519,781 due to his retirement upon the completion of the merger. Mr. Williams’ amount for 1999 includes severance payments of $166,667 pursuant to the terms of his termination of employment agreement.
(8)	Mr. Williams was hired on July 28, 1997 and his employment ended with the company on July 31, 1999.

Long-Term Compensation

Beginning with the 1998 performance year, the Company determined that 50% of its long-term incentive awards should be in the form of stock options. The options were scheduled to vest ratably over three years following the date of grant. Pursuant to the change of control provisions in the MCN Stock Incentive Plan, the options vested on December 20, 1999.

Options Exercised

			Number Of Securities	Value Of Unexercised
	Shares		Underlying Unexercised	In-The-Money Options
	Acquired On		Options At Fiscal	At Fiscal Year-End
Name	Exercise(#)	Value Realized($)	Year-End Exercisable(#)	Exercisable($)(1)

Alfred R. Glancy III	–	–	100,000	837,500

Stephen E. Ewing	–	–	48,300	404,513

Joseph T. Williams	–	–	–	–

Howard L. Dow III	–	–	14,000	117,250

Daniel L. Schiffer	–	–	12,950	108,456

(1)	Pursuant to the change of control provisions of the MCN Stock Incentive Plan, participants were permitted to cash-out their stock options based upon a price of $25.625, the highest price of MCN common stock during the 60 day period immediately preceding shareholder approval of the merger, less the exercise price of $17.25.

Change Of Control Employment Agreements

MCN has entered into Change of Control Employment Agreements with its Named Executive Officers and certain other officers of MCN and its two principal subsidiaries. Change of control is defined in the agreements as any of the following: (1) the acquisition of beneficial ownership of 20% or more of the outstanding voting securities of the Company, (2) the appointment or election of new directors to the Company’s Board which causes the existing directors to no longer constitute at least a majority of the Company’s Board, (3) shareholder approval of a reorganization, merger or consolidation in which the beneficial owners of the outstanding voting securities will have a beneficial interest of less than 60% of the common stock or outstanding voting securities of the corporation resulting from such reorganization, merger or consolidation, or (4) a complete liquidation or dissolution of the Company. The agreements generally have a term of three years beginning with the later of the change of control or the consummation of a change of control transaction. The agreements obligate the officer to continue to serve MCN in the officer’s then current capacity, require MCN to compensate the officer in an amount at least equal to the officer’s base salary plus the average annual bonus paid to the officer during the preceding three years and provide for the vesting of various unfunded benefits. These unfunded benefits include the Supplemental Retirement Plan discussed on page 124, the Supplemental Death Benefit and Retirement Income Plan discussed on page 124 and the Supplemental Savings Plan, which permits certain key executives to defer income and be credited with matching contributions to the extent that would otherwise be permitted under the Savings Plan but for limitations imposed by Federal tax law on tax-qualified savings plans. The agreements also provide for the grossed-up payment of any Federal excise taxes due from the executive as a result of any payments received under the agreement and provide three years of continued participation in MCN’s benefit and retirement programs. MCN’s obligations to the officer, including the obligation to pay base salary and any bonuses, can only be extinguished if the officer’s employment is terminated by MCN for “good cause” or by the officer without “good reason” both as defined in the agreements, or by death or disability.

On December 20, 1999, more than 74% of MCN’s shareholders approved the Company’s proposed merger with DTE Energy Company, which resulted in a change of control. Messrs. Ewing and Dow and certain other officers of MCN have negotiated new employment agreements with DTE in which they have given up certain of their rights under their Change of Control Employment Agreements. Mr. Glancy and certain other officers of MCN exercised their rights under their Change of Control Employment Agreements. They received all or a portion of their change of control payments in December 1999, with any remainder payable upon the closing of the merger with DTE. DTE has agreed to reimburse MCN for the change of control payments if the merger is not completed.

Special Retention Agreement

As part of his offer of employment from MCNEE, Mr. Williams received a signing bonus of $250,000 and 36,500 shares of restricted stock, which vested as set forth in footnote 4 to the Summary Compensation Table. In addition, the agreement provides a guaranteed level of compensation for the second year of employment which resulted in an additional grant of stock equal to $645,000 in July 1999. Other compensation and benefits provided to Mr. Williams include: (1) a three-year severance package and (2) retiree health care based on 15 years of service.

Retirement Plans

Pension Plan Table

Annual Retirement Benefit At Age 65 For Years Of Credited Service

Final Average	20	25	30	35	40	45
Annual Earnings	Years	Years	Years	Years	Years	Years

$200,000	$73,000	$91,300	$109,500	$127,800	$141,000	$154,300

250,000	91,300	114,100	137,000	159,800	176,400	193,000

300,000	109,600	137,000	164,400	191,800	211,700	231,600

350,000	127,900	159,900	191,900	223,800	247,100	270,300

400,000	146,200	182,800	219,300	255,900	282,400	309,000

450,000	164,500	205,600	246,800	287,900	317,800	347,700

500,000	182,800	228,500	274,200	319,900	353,100	386,300

550,000	241,800	276,100	301,600	351,900	388,500	425,000

600,000	263,800	301,300	329,100	383,900	423,800	463,700

650,000	285,800	326,400	356,500	415,900	459,100	502,400

700,000	307,800	351,500	384,000	447,900	494,500	541,000

Salaried employees of MCN and certain of its subsidiaries (the “Participating Companies”) may participate in a noncontributory, defined benefit retirement plan (the “Retirement Plan”), under which benefits have been based upon the final average salary. Specifically, the monthly pension at normal retirement (age 65) is calculated using a formula providing a single life monthly benefit equal to (1) 1.33% of final average monthly earnings multiplied by the number of total Years of Credited Service (as defined in the plan) with the Participating Companies; plus (2) 0.5% of final average monthly earnings that exceed a 35-year average Social Security wage base multiplied by the number of Years of Credited Service up to 35 years. Early retirement benefits (at a reduced benefit if such retirement is before the participant attains age 62) are permitted under the plan, (1) on or after the date a participant attains age 55, if the participant’s age plus Years of Credited Service equals or exceeds 70, or (2) when the participant has attained 30 Years of Credited Service. An employee’s final average monthly earnings is defined as his or her highest average monthly earnings for a consecutive 60-month period during the participant’s last 15 years of employment. Average monthly earnings are calculated based on an individual’s base salary only. An employee is not vested under the Retirement Plan until he or she has completed five Years of Credited Service or has attained age 65.

The previous table illustrates the total estimated annual normal retirement pension benefits including the Supplemental Retirement Plan amounts (discussed below), if applicable, that will be payable upon normal retirement at age 65 to participants for the specified remuneration and Years of Credited Service classifications. Retirement benefits are not subject to any deduction for social security or other offset amounts. The table does not reflect any reductions in retirement benefits that would result from the selection of one of various available survivorship options or the election to retire prior to age 62. Benefit amounts are computed on a straight life annuity basis.

As of December 31, 1999, the Years of Service (rounded to the nearest whole year) for the Named Executive Officers participating in the final average salary plan are as follows: Mr. Ewing, 28 years, Mr. Dow, 21 years and Mr. Schiffer, 23 years.

In 1998, the Company adopted a cash balance plan feature within its defined benefit plan to better attract and retain employees. The cash balance plan is the defined benefit plan for all new hires at MCN and MCNEE and was offered as a one-time option to all current employees of MCN and MCNEE. For employees electing to switch from the final average salary to the cash balance plan, a retirement annuity as of January 1, 1998 was calculated under the “traditional” defined benefit plan formula described above and present-valued using a 6.11% interest rate, the average interest rate on 30-year Treasury Bills for November 1997. This amount represented the opening account balance under the cash balance feature. Under the cash balance plan, at the beginning of each year, each participant’s account is credited with 8% of the individual’s salary and bonus plus an additional 5% of such compensation over the Social Security wage base. In addition, each participant’s account is credited with interest based on the 30-year Treasury Bill rate as of November of the prior year. All vested participants in the cash balance plan are entitled to receive a lump sum payment in lieu of monthly pension annuities. Mr. Glancy and 248 other incumbent employees out of an eligible group of 330 opted to participate in the cash balance plan. Had Mr. Glancy retired effective January 1, 2000, he could have elected to receive an immediate annual annuity under the cash balance plan of $461,000.

The Company also maintains the Supplemental Retirement Plan, which provides for the payment of benefits that would otherwise be payable under the Retirement Plan but for limitations imposed by Federal tax law on benefits paid by qualified plans.

The Company’s Named Executive Officers and certain other officers of the Participating Companies currently participate in a Supplemental Death Benefit and Retirement Income Plan. Under this plan, the pre-retirement death benefits payable to an employee’s surviving spouse are 50% of the employee’s final salary until such time as the employee would have reached age 65. Thereafter, payments are 20% of salary until the employee would have reached age 75. At retirement an employee may elect to receive (1) annual supplemental retirement income equal to 20% of the employee’s final annual salary payable for a period of 10 years after age 62; or (2) other available post retirement benefits that are actuarially equivalent to the 10-year payment option.

Compensation Committee Interlocks and Insider Participation

Mr. Thomas H. Jeffs II, Mr. Roger Fridholm, Mr. Howard Sims and Mr. Bill M. Thompson serve on the Compensation Committee of MCN. There are no Compensation Committee interlocks, nor do any officer directors participate on this committee.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT

The following table includes MCN Common Stock and stock-based holdings, as of February 29, 2000, of the Company’s Named Executive Officers and its directors.

Common Stock And Total Stock-Based Holdings

	Common Stock
	Ownership
				Stock
Name	Amount(1)		Percent	Equivalents(2)	Total

Alfred R. Glancy III	443,303	(3)	.5%	164,336	607,639

Stephen E. Ewing	36,113	(3)	*	110,605	146,718

Joseph T. Williams	56,516	(3)	.1%	–	56,516

Daniel L. Schiffer	49,359	(3)	.1%	13,000	62,359

Howard L. Dow III	34,188	(3)	*	–	34,188

James G. Berges	100		*	5,623	5,723

Roger Fridholm	10,100	(4)	*	8,835	18,935

Frank M. Hennessey	11,207		*	12,947	24,154

Thomas H. Jeffs II	5,000		*	11,676	16,676

Helen O. Petrauskas	3,208		*	8,550	11,758

Howard F. Sims	3,212		*	11,487	14,699

Bill M. Thompson	3,439		*	8,524	11,963
Directors and executive officers

As a group	655,745		.8%	355,583	1,011,328

*	Less than 0.1%
(1)	This column lists voting securities, including shares of restricted stock in which the beneficial owners have voting power but do not have investment power until the shares vest. In many instances, voting power and investment power are shared with another as joint tenants.
(2)	This column includes the non-voting common stock equivalents, such as performance shares granted and deferred under the Stock Incentive Plan, deferred stock units under the Mandatory Deferred Compensation Plan, share equivalents under the Supplemental Savings Plan, and performance shares under the Nonemployee Directors’ Compensation Plan.
(3)	Includes shares held in the MCN Energy Group Savings and Stock Ownership Plan (the “Savings Plan”). The beneficial owners of the shares have sole voting power on all shares. Beneficial owners have investment power on all shares except those purchased by MCN and held as restricted under provisions of the Savings Plan.
(4)	Includes 1,900 shares held in the St. Clair Charitable Trust, of which Roger Fridholm is a Trustee. Mr. Fridholm has shared voting and investment power on these shares.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Indebtedness of Management

In order to encourage executives to maintain their holdings in shares purchased under a stock option plan, which was replaced by the MCN Stock Incentive Plan in May 1989, the Company provided loans at an interest rate in accordance with IRS guidelines based on the market yield of U.S. short-term marketable securities. Pursuant to this provision, Mr. Glancy initiated a loan in 1992 at an interest rate of 4.43%, which was renewed in 1995 and again in 1998 at the then current interest rates of 5.65% and 5.41%, respectively. The loan covered a maximum outstanding amount of $586,806, including interest, during 1999. A balance of $436,629, including interest, was outstanding as of December 31, 1999. The loan is secured by 169,628 shares of MCN common stock with a year-end market value of $4,028,665.

PART IV

ITEM 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND
REPORTS ON FORM 8-K

(A)  List of documents filed as part of the report:

1.	For a list of financial statements, see the section titled “Financial Statements and Supplementary Data” on page 59 in Part II, Item 8 of this report.

2.	The Financial Statement Schedules for each of the three years in the period ended December 31, 1999, unless otherwise noted, are included herein in response to Part II, Item 8:

Schedule

II — Valuation and Qualifying Accounts

Schedules other than those referred to above are omitted as not applicable or not required, or the required information is shown in the financial statements or notes thereto.

ITEM 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND

REPORTS ON FORM 8-K (CONTINUED)

3.  Exhibits, Including Those Incorporated by Reference.

Exhibit
No.		Description

2-	1	Agreement and Plan of Merger, dated as of October 4, 1999, by and among MCN Energy Group Inc., DTE Energy Company and DTE Enterprises, Inc. (Exhibit 2 to October 4, 1999 Form 8-K).
3-	1	Articles of Incorporation of MCN Energy Group Inc. (Exhibit 3-1 to March 31, 1998 Form 10-Q).
3-	2	By-Laws of MCN Energy Group Inc., as amended (Exhibit 3-2 to MCN’s 1997 Form 10-K).
3-	3	Certificate of Limited Partnership of MCN Michigan Limited Partnership (Exhibit 4-6 to Registration Statement No. 33-55665).
3-	4	Certificate of Trust of MCN Financing I (Exhibit 4-11 to Registration Statement No. 333-01521).
3-	5	Certificate of Trust of MCN Financing III (Exhibit 4-16 to Registration Statement No. 333-21175).
4-	1	Rights Plan (Exhibit 28-1 to December 20, 1989 Form 8-K, Exhibit 4 to July 23, 1997 Form 8-K, and Exhibits 4-2 and 4-4 to October 4, 1999 Form 8-A/ A).
4-	2	Senior Debt Securities Indenture between MCN Energy Group Inc. and NBD Bank, N.A., as Trustee, dated September 1, 1994 (Exhibit 4-4 to Registration Statement No. 33-55665); First Supplemental Indenture, dated June 4, 1997 (Exhibit 4-2 to MCN’s 1997 Form 10-K).
4-	3	Subordinated Debt Securities Indenture between MCN Energy Group Inc. and NBD Bank, N.A., as Trustee, dated September 1, 1994 (Exhibit 4-5 to Registration Statement No. 33-55665); First Supplemental Indenture, dated April 17, 1996 (Exhibit 4-18 to Amendment No. 2 to Registration Statement No. 333-01521); Second Supplemental Indenture, dated July 24, 1996 (Exhibit 5-2 to July 24, 1996 Form 8-K); Third Supplemental Indenture, dated March 19, 1997 (Exhibit 5-3 to March 19, 1997 Form 8-K; and Fourth Supplemental Indenture dated November 18, 1998 (Exhibit 5-3 to November 13, 1998 Form 8-K).
4-	4	MichCon’s Indenture of Mortgage and Deed of Trust dated March 1, 1944 (Exhibit 7-D to Registration Statement No. 2-5252); Twenty-ninth Supplemental Indenture, dated July 15, 1989 (Exhibit 4-1 to July 27, 1989 Form 8-K); Thirtieth Supplemental Indenture, dated September 1, 1991 (Exhibit 4-1 to September 27, 1991 Form 8-K); Thirty-first Supplemental Indenture, dated December 15, 1991 (Exhibit 4-1 to February 28, 1992 Form 8-K); Thirty-second Supplemental Indenture, dated January 5, 1993 (Exhibit 4-1 to 1992 Form 10-K); Thirty-third Supplemental Indenture, dated May 1, 1996 (Exhibit 4-2 to Registration Statement No. 33-59093); Thirty-fourth Supplemental Indenture, dated November 1, 1996 (Exhibit 4-2 to Registration Statement No. 333-16285); and Thirty-fifth Supplemental Indenture, dated June 18, 1998 (Exhibit 4-2 to June 18, 1998 Form 8-K).
4-	5	Senior Debt Securities Indenture between Michigan Consolidated Gas Company and Citibank, N.A., as Trustee, dated June 1, 1998 (Exhibit 4-1 to Amendment No. 2 to Registration Statement No. 333-56333); First Supplemental Indenture dated June 18, 1998 (Exhibit 4-1 to June 18, 1998 Form 8-K); and Second Supplemental Indenture dated June 9, 1999 (Exhibit 4-1 to June 4, 1999 Form 8-K).
4-	6	Debt Securities Indenture between MCN Investment Corp. (currently doing business as MCN Energy Enterprises Inc.) and NBD Bank as Trustee, dated September 1, 1995 (Exhibit 4-1 to Registration Statement No. 33-63311).

ITEM 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND

REPORTS ON FORM 8-K (CONTINUED)

Exhibit
No.		Description

4-	7	MCN hereby agrees to furnish to the SEC, upon request, a copy of any instruments defining the rights of holders of long-term debt issued by MCN or its subsidiaries.
4-	8	Form of Guarantee Agreement with Respect to Preferred Securities of MCN Michigan Limited Partnership (Exhibit 4-8 to Registration Statement No. 33-55665).
4-	9	Amended and Restated Limited Partnership Agreement of MCN Michigan Limited Partnership (Exhibit 4-8 to Registration Statement No. 33-55665) Partnership (Exhibit 4-1 to October 26, 1994 Form 8-K).
4-	10	Form of MCN Energy Group Inc. Series A Subordinated Deferrable Interest Debt Security for $100,000,000 (Exhibit 4-6 to October 26, 1994 Form 8-K).
4-	11	Form of MCN Energy Group Inc. Series A Subordinated Deferrable Interest Debt Security for $1,100,000 (Exhibit 4-7 to October 26, 1994 Form 8-K).
4-	12	Amended and Restated Declaration of Trust of MCN Financing I, dated as of July 24, 1996 (Exhibit 5-1 to July 24, 1996 Form 8-K).
4-	13	Preferred Securities Guarantee Agreement, dated as of July 26, 1996, between MCN and Wilmington Trust Company (Exhibit 5-4 to July 24, 1996 Form 8-K).
4-	14	Form of Preferred Security of MCN Financing I (Annex I to the Amended and Restated Declaration of Trust of MCN Financing I included as Exhibit 4-12 hereto).
4-	15	Purchase Contract Agreement dated March 25, 1997 between MCN and The First National Bank of Chicago, as Purchase Contract Agent (Exhibit 5-5 to March 19, 1997 Form 8-K).
4-	16	Pledge Agreement dated March 25, 1997 among MCN, Chase Manhattan Bank, as Collateral Agent, and The First National Bank of Chicago, as Purchase Contract Agent (Exhibit 5-6 to March 19, 1997 Form 8-K).
4-	17	Form of FELINE PRIDES Certificate (Exhibit A to the Purchase Contract Agreement included as Exhibit 4-15 hereto).
4-	18	Amended and Restated Declaration of Trust of MCN Financing III, dated as of March 19, 1997 (Exhibit 5-2 to March 19, 1997 Form 8-K).
4-	19	Preferred Securities Guarantee Agreement, dated as of March 19, 1997, between MCN and Wilmington Trust Company (Exhibit 5-4 to March 19, 1997 Form 8-K).
4-	20	Form of Preferred Security of MCN Financing III (Annex I to the Amended and Restated Declaration of Trust of MCN Financing III included as Exhibit 4-18 hereto).
4-	21	Amended and Restated Declaration of Trust of MCN Financing II, dated as of November 18, 1998 (Exhibit 5-2 to November 13, 1998 Form 8-K).
4-	22	Preferred Securities Guarantee Agreement, dated as of November 18, 1998 (Exhibit 5-4 to November 13, 1998 Form 8-K).
4-	23	Form of Preferred Security of MCN Financing II (Annex I to the Amended and Restated Declaration of Trust of MCN Financing II included as Exhibit 4-21 hereto).
10-	1	MCN Stock Option Plan Post-Effective Amendment No. 1 (Registration Statement No. 33-21930-99).
10-	2	Form of Employment Agreement (Exhibit 99-2 to June 30, 1997 Form 10-Q).
10-	3	MCN Energy Group Inc. Executive Annual Performance Plan, as amended (Exhibit 4-3 to MCN’s 1998 Form 10-K).

ITEM 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND

REPORTS ON FORM 8-K (CONTINUED)

Exhibit
No.		Description

10-	4	MCN Energy Group Inc. Stock Incentive Plan as amended.*
10-	5	MCN Executive Deferred Compensation Plan, as amended.*
10-	6	MichCon Supplemental Death Benefit and Retirement Income Plan, as amended.*
10-	7	MCN Energy Group Inc. Supplemental Retirement Plan, as amended.*
10-	8	MCN Energy Group Inc. Mandatory Deferred Compensation Plan, as amended.*
10-	9	MCN Energy Group Inc. Supplemental Savings Plan, as amended.*
10-	10	MCN Energy Group Inc. Nonemployee Directors’ Compensation Plan, as amended (Exhibit 99-1 to June 30, 1997 Form 10-Q).
10-	11	MCN Energy Group Inc. Long-Term Incentive Performance Share Plan, as amended.*
10-	12	MCN Energy Group Savings and Stock Ownership Plan, as amended (Exhibit 10-14 to 1998 Form 10-K).
10-	13	MichCon Investment and Stock Ownership Plan, as amended (Exhibit 10-15 to 1998 Form 10-K).
10-	14	Remarketing Agreement, dated as of March 31, 1998, between MCN Investment Corporation, MCN Energy Group Inc. and Merrill Lynch, Pierce, Fenner & Smith, Incorporated with respect to MCN Investment Corporation’s 6.30% Mandatory Par Put Remarketed Securities due April 2, 2011 (Exhibit 10-1 to March 31, 1998 Form 8-K).
10-	15	Remarketing Agreement, dated as of March 31, 1998, between MCN Investment Corporation, MCN Energy Group Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated with respect to MCN Investment Corporation’s 6.35% Mandatory Par Put Remarketed Securities due April 2, 2012 (Exhibit 10-2 to March 31, 1998 Form 8-K).
10-	16	Reset Remarketing Agreement, dated as of June 23, 1998, by and between Michigan Consolidated Gas Company and Salomon Brothers Inc. (Exhibit 10-1 to June 18, 1998 Form 8-K).
10-	17	Reset Remarketing Agreement, dated as of June 23, 1998, by and between Michigan Consolidated Gas Company and Merrill Lynch & Co./ Merrill Lynch, Pierce, Fenner and Smith Incorporated (Exhibit 10-2 to June 18, 1998 Form 8-K).
12-	1	Computation of Ratio of Earnings to Fixed Charges for MCN Energy Group Inc.*
12-	2	Computation of Ratio of Earnings to Fixed Charges for MCN Energy Enterprises Inc.*
21-	1	List of MCN Subsidiaries (Part I “Nature of Business of Claimants and Every Subsidiary Thereof” to the December 31, 1999 Form U-3A-2).
23-	1	Independent Auditors’ Consent – Deloitte & Touche LLP.*
24-	1	Powers of Attorney.*
27-	1	Financial Data Schedule.*

*	Indicates document filed herewith.

References are to MCN’s File No. 1-10070 for the MCN documents incorporated by reference and MichCon’s File No. 1-7310 for the MichCon documents incorporated by reference.

ITEM 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS

ON FORM 8-K (CONCLUDED)

(B)  Reports on Form 8-K:

MCN filed a report on Form 8-K dated December 20, 1999, under Item 5, with respect to the issuance of a press release. The press release, which was included in Form 8-K, noted that MCN’s shareholders approved the company’s proposed merger with DTE Energy Company.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MCN ENERGY GROUP INC.

(Registrant)

By:	/s/ GERARD F. KABZINSKI

Gerard F. Kabzinski
Vice President and Controller
March 28, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	Title	Date

* Alfred R. Glancy III	Director, Chairman and Chief Executive Officer	March 28, 2000
* Stephen E. Ewing	Director, President and Chief Operating Officer	March 28, 2000
* Howard L. Dow III	Executive Vice President, Chief Financial Officer and Treasurer	March 28, 2000
/s/ GERARD F. KABZINSKI Gerard F. Kabzinski	Vice President and Controller	March 28, 2000
* James G. Berges	Director	March 28, 2000
* Roger Fridholm	Director	March 28, 2000
* Frank M. Hennessey	Director	March 28, 2000
* Thomas H. Jeffs II	Director	March 28, 2000
* Helen O. Petrauskas	Director	March 28, 2000
* Howard F. Sims	Director	March 28, 2000
* Bill M. Thompson	Director	March 28, 2000
*By: /s/ GERARD F. KABZINSKI Gerard F. Kabzinski Attorney-in-Fact

Exhibit Index

Exhibit
No.		Description

2-	1	Agreement and Plan of Merger, dated as of October 4, 1999, by and among MCN Energy Group Inc., DTE Energy Company and DTE Enterprises, Inc. (Exhibit 2 to October 4, 1999 Form 8-K).
3-	1	Articles of Incorporation of MCN Energy Group Inc. (Exhibit 3-1 to March 31, 1998 Form 10-Q).
3-	2	By-Laws of MCN Energy Group Inc., as amended (Exhibit 3-2 to MCN’s 1997 Form 10-K).
3-	3	Certificate of Limited Partnership of MCN Michigan Limited Partnership (Exhibit 4-6 to Registration Statement No. 33-55665).
3-	4	Certificate of Trust of MCN Financing I (Exhibit 4-11 to Registration Statement No. 333-01521).
3-	5	Certificate of Trust of MCN Financing III (Exhibit 4-16 to Registration Statement No. 333-21175).
4-	1	Rights Plan (Exhibit 28-1 to December 20, 1989 Form 8-K, Exhibit 4 to July 23, 1997 Form 8-K, and Exhibits 4-2 and 4-4 to October 4, 1999 Form 8-A/A).
4-	2	Senior Debt Securities Indenture between MCN Energy Group Inc. and NBD Bank, N.A., as Trustee, dated September 1, 1994 (Exhibit 4-4 to Registration Statement No. 33-55665); First Supplemental Indenture, dated June 4, 1997 (Exhibit 4-2 to MCN’s 1997 Form 10-K).
4-	3	Subordinated Debt Securities Indenture between MCN Energy Group Inc. and NBD Bank, N.A., as Trustee, dated September 1, 1994 (Exhibit 4-5 to Registration Statement No. 33-55665); First Supplemental Indenture, dated April 17, 1996 (Exhibit 4-18 to Amendment No. 2 to Registration Statement No. 333-01521); Second Supplemental Indenture, dated July 24, 1996 (Exhibit 5-2 to July 24, 1996 Form 8-K); Third Supplemental Indenture, dated March 19, 1997 (Exhibit 5-3 to March 19, 1997 Form 8-K; and Fourth Supplemental Indenture dated November 18, 1998 (Exhibit 5-3 to November 13, 1998 Form 8-K).
4-	4	MichCon’s Indenture of Mortgage and Deed of Trust dated March 1, 1944 (Exhibit 7-D to Registration Statement No. 2-5252); Twenty-ninth Supplemental Indenture, dated July 15, 1989 (Exhibit 4-1 to July 27, 1989 Form 8-K); Thirtieth Supplemental Indenture, dated September 1, 1991 (Exhibit 4-1 to September 27, 1991 Form 8-K); Thirty-first Supplemental Indenture, dated December 15, 1991 (Exhibit 4-1 to February 28, 1992 Form 8-K); Thirty-second Supplemental Indenture, dated January 5, 1993 (Exhibit 4-1 to 1992 Form 10-K); Thirty-third Supplemental Indenture, dated May 1, 1996 (Exhibit 4-2 to Registration Statement No. 33-59093); Thirty-fourth Supplemental Indenture, dated November 1, 1996 (Exhibit 4-2 to Registration Statement No. 333-16285); and Thirty-fifth Supplemental Indenture, dated June 18, 1998 (Exhibit 4-2 to June 18, 1998 Form 8-K).
4-	5	Senior Debt Securities Indenture between Michigan Consolidated Gas Company and Citibank, N.A., as Trustee, dated June 1, 1998 (Exhibit 4-1 to Amendment No. 2 to Registration Statement No. 333-56333); First Supplemental Indenture dated June 18, 1998 (Exhibit 4-1 to June 18, 1998 Form 8-K); and Second Supplemental Indenture dated June 9, 1999 (Exhibit 4-1 to June 4, 1999 Form 8-K).
4-	6	Debt Securities Indenture between MCN Investment Corp. (currently doing business as MCN Energy Enterprises Inc.) and NBD Bank as Trustee, dated September 1, 1995 (Exhibit 4-1 to Registration Statement No. 33-63311).
4-	7	MCN hereby agrees to furnish to the SEC, upon request, a copy of any instruments defining the rights of holders of long-term debt issued by MCN or its subsidiaries.

Exhibit
No.		Description

4-	8	Form of Guarantee Agreement with Respect to Preferred Securities of MCN Michigan Limited Partnership (Exhibit 4-8 to Registration Statement No. 33-55665).
4-	9	Amended and Restated Limited Partnership Agreement of MCN Michigan Limited Partnership (Exhibit 4-8 to Registration Statement No. 33-55665) Partnership (Exhibit 4-1 to October 26, 1994 Form 8-K).
4-	10	Form of MCN Energy Group Inc. Series A Subordinated Deferrable Interest Debt Security for $100,000,000 (Exhibit 4-6 to October 26, 1994 Form 8-K).
4-	11	Form of MCN Energy Group Inc. Series A Subordinated Deferrable Interest Debt Security for $1,100,000 (Exhibit 4-7 to October 26, 1994 Form 8-K).
4-	12	Amended and Restated Declaration of Trust of MCN Financing I, dated as of July 24, 1996 (Exhibit 5-1 to July 24, 1996 Form 8-K).
4-	13	Preferred Securities Guarantee Agreement, dated as of July 26, 1996, between MCN and Wilmington Trust Company (Exhibit 5-4 to July 24, 1996 Form 8-K).
4-	14	Form of Preferred Security of MCN Financing I (Annex I to the Amended and Restated Declaration of Trust of MCN Financing I included as Exhibit 4-12 hereto).
4-	15	Purchase Contract Agreement dated March 25, 1997 between MCN and The First National Bank of Chicago, as Purchase Contract Agent (Exhibit 5-5 to March 19, 1997 Form 8-K).
4-	16	Pledge Agreement dated March 25, 1997 among MCN, Chase Manhattan Bank, as Collateral Agent, and The First National Bank of Chicago, as Purchase Contract Agent (Exhibit 5-6 to March 19, 1997 Form 8-K).
4-	17	Form of FELINE PRIDES Certificate (Exhibit A to the Purchase Contract Agreement included as Exhibit 4-15 hereto).
4-	18	Amended and Restated Declaration of Trust of MCN Financing III, dated as of March 19, 1997 (Exhibit 5-2 to March 19, 1997 Form 8-K).
4-	19	Preferred Securities Guarantee Agreement, dated as of March 19, 1997, between MCN and Wilmington Trust Company (Exhibit 5-4 to March 19, 1997 Form 8-K).
4-	20	Form of Preferred Security of MCN Financing III (Annex I to the Amended and Restated Declaration of Trust of MCN Financing III included as Exhibit 4-18 hereto).
4-	21	Amended and Restated Declaration of Trust of MCN Financing II, dated as of November 18, 1998 (Exhibit 5-2 to November 13, 1998 Form 8-K).
4-	22	Preferred Securities Guarantee Agreement, dated as of November 18, 1998 (Exhibit 5-4 to November 13, 1998 Form 8-K).
4-	23	Form of Preferred Security of MCN Financing II (Annex I to the Amended and Restated Declaration of Trust of MCN Financing II included as Exhibit 4-21 hereto).
10-	1	MCN Stock Option Plan Post-Effective Amendment No. 1 (Registration Statement No. 33-21930-99).
10-	2	Form of Employment Agreement (Exhibit 99-2 to June 30, 1997 Form 10-Q).
10-	3	MCN Energy Group Inc. Executive Annual Performance Plan, as amended (Exhibit 4-3 to MCN’s 1998 Form 10-K).
10-	4	MCN Energy Group Inc. Stock Incentive Plan as amended.*
10-	5	MCN Executive Deferred Compensation Plan, as amended.*
10-	6	MichCon Supplemental Death Benefit and Retirement Income Plan, as amended.*
10-	7	MCN Energy Group Inc. Supplemental Retirement Plan, as amended.*
10-	8	MCN Energy Group Inc. Mandatory Deferred Compensation Plan, as amended.*

Exhibit
No.		Description

10-	9	MCN Energy Group Inc. Supplemental Savings Plan, as amended.*
10-	10	MCN Energy Group Inc. Nonemployee Directors’ Compensation Plan, as amended (Exhibit 99-1 to June 30, 1997 Form 10-Q).
10-	11	MCN Energy Group Inc. Long-Term Incentive Performance Share Plan, as amended.*
10-	12	MCN Energy Group Savings and Stock Ownership Plan, as amended (Exhibit 10-14 to 1998 Form 10-K).
10-	13	MichCon Investment and Stock Ownership Plan, as amended (Exhibit 10-15 to 1998 Form 10-K).
10-	14	Remarketing Agreement, dated as of March 31, 1998, between MCN Investment Corporation, MCN Energy Group Inc. and Merrill Lynch, Pierce, Fenner & Smith, Incorporated with respect to MCN Investment Corporation’s 6.30% MandatOry Par Put Remarketed Securities due April 2, 2011 (Exhibit 10-1 to March 31, 1998 Form 8-K).
10-	15	Remarketing Agreement, dated as of March 31, 1998, between MCN Investment Corporation, MCN Energy Group Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated with respect to MCN Investment Corporation’s 6.35% MandatOry Par Put Remarketed Securities due April 2, 2012 (Exhibit 10-2 to March 31, 1998 Form 8-K).
10-	16	Reset Remarketing Agreement, dated as of June 23, 1998, by and between Michigan Consolidated Gas Company and Salomon Brothers Inc. (Exhibit 10-1 to June 18, 1998 Form 8-K).
10-	17	Reset Remarketing Agreement, dated as of June 23, 1998, by and between Michigan Consolidated Gas Company and Merrill Lynch & Co./ Merrill Lynch, Pierce, Fenner and Smith Incorporated (Exhibit 10-2 to June 18, 1998 Form 8-K).
12-	1	Computation of Ratio of Earnings to Fixed Charges for MCN Energy Group Inc.*
12-	2	Computation of Ratio of Earnings to Fixed Charges for MCN Energy Enterprises Inc.*
21-	1	List of MCN Subsidiaries (Part I “Nature of Business of Claimants and Every Subsidiary Thereof” to the December 31, 1999 Form U-3A-2).
23-	1	Independent Auditors’ Consent – Deloitte & Touche LLP.*
24-	1	Powers of Attorney.*
27-	1	Financial Data Schedule.*

*	Indicates document filed herewith.

References are to MCN’s File No. 1-10070 for the MCN documents incorporated by reference and MichCon’s File No. 1-7310 for the MichCon documents incorporated by reference.