Form 10-Q
period 2000-03-31
MCN ENERGY GROUP INC
filed 2000-05-15
CIK 837579

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000, or

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

Yes  [X]             No  [   ]

     Number of shares outstanding of each of the registrant’s classes of common stock, as of May 12, 2000:

Common Stock, par value $.01 per share: 85,655,381

Management’s Discussion and Analysis of Financial Condition and Results of Operations
MARKET RISK INFORMATION
NEW ACCOUNTING PRONOUNCEMENTS
FORWARD-LOOKING STATEMENTS
AVAILABLE INFORMATION
Consolidated Statement of Financial Position (Unaudited)
Consolidated Statement of Financial Position (Unaudited)
Consolidated Statement of Operations (Unaudited)
Consolidated Statement of Retained Earnings (Deficit) (Unaudited)
Consolidated Statement of Cash Flows (Unaudited)
Notes to the Consolidated Financial Statements
Consolidating Statement of Financial Position
Consolidating Statement of Financial Position
Consolidating Statements of Operations
Other Information Exhibits and Reports on Form 8-K
Signature
Exhibit Index

INDEX TO FORM 10-Q

For Quarter Ended March 31, 2000

Page
Number

COVER	i

INDEX	ii

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements	18

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	1

PART II — OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K	38

SIGNATURE	39

ii

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Results for quarter reflect warmer weather, reduced contributions from MichCon’s gas sales program and Energy Marketing losses — MCN’s earnings for the 2000 first quarter were $58.9 million or $.67 per diluted share compared with earnings of $85.5 million or $1.02 per diluted share in the 1999 first quarter. MCN experienced a loss in the 2000 twelve-month period of $57.4 million or $.68 per share compared with a loss of $279.8 million or $3.54 per share in the same 1999 period. As subsequently discussed, the comparability of earnings was affected by the impact of several unusual items, merger costs and an accounting change.

	Quarter		12 Months

	2000	1999	2000	1999

(in Millions)

Net Income (Loss)

Diversified Energy:

Before unusual items and merger costs	$(16.1)	$2.1	$(52.7)	$(4.2)

Unusual items (Note 3)	8.4	2.0	(84.6)	(366.1)

Merger costs (Note 2)	—	—	(5.9)	—

	(7.7)	4.1	(143.2)	(370.3)

Gas Distribution:

Before unusual items and merger costs	66.8	84.3	102.8	110.1

Unusual items (Note 3f)	—	—	—	(16.7)

Merger costs (Note 2)	(.2)	—	(17.0)	—

	66.6	84.3	85.8	93.4

Total Before Accounting Change:

Before unusual items and merger costs	50.7	86.4	50.1	105.9

Unusual items (Note 3)	8.4	2.0	(84.6)	(382.8)

Merger costs (Note 2)	(.2)	—	(22.9)	—

	58.9	88.4	(57.4)	(276.9)

Cumulative Effect of Accounting Change (Note 5)	—	(2.9)	—	(2.9)

	$58.9	$85.5	$(57.4)	$(279.8)

Diluted Earnings (Loss) Per Share

Diversified Energy:

Before unusual items and merger costs	$(.16)	$.05	$(.62)	$(.05)

Unusual items (Note 3)	.09	.02	(1.00)	(4.63)

Merger costs (Note 2)	—	—	(.07)	—

	(.07)	.07	(1.69)	(4.68)

Gas Distribution:

Before unusual items and merger costs	.74	.99	1.21	1.39

Unusual items (Note 3f)	—	—	—	(.21)

Merger costs (Note 2)	—	—	(.20)	—

	.74	.99	1.01	1.18

Total Before Accounting Change:

Before unusual items and merger costs	.58	1.04	.59	1.34

Unusual items (Note 3)	.09	.02	(1.00)	(4.84)

Merger costs (Note 2)	—	—	(.27)	—

	.67	1.06	(.68)	(3.50)

Cumulative Effect of Accounting Change (Note 5)	—	(.04)	—	(.04)

	$.67	$1.02	$(.68)	$(3.54)

MANAGEMENT’S DISCUSSION AND ANALYSIS (Continued)

Excluding the unusual items, merger costs and accounting change, MCN’s earnings decreased $35.7 million or $.46 per diluted share in the 2000 first quarter and $55.8 million or $.75 per share in the 2000 twelve-month period, as compared to the corresponding 1999 periods. The earnings comparisons reflect losses within the Diversified Energy group, largely due to Energy Marketing’s operations, and reduced contributions from the Gas Distribution segment primarily resulting from warmer weather.

Strategic direction — MCN’s objective is to achieve competitive long-term returns for its shareholders. In 1999, MCN significantly revised its strategic direction that now includes: focusing on the Midwest-to-Northeast region; emphasizing operational efficiencies and growth through the integration of existing businesses; and reducing capital investment levels to approximately $150 million to $350 million annually.

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

Midstream & Supply develops and manages MCN’s gas producing, gathering, processing, storage and transmission facilities within the Midwest-to-Northeast target region. It also integrates all of MCN’s gas-supply functions, including purchasing the commodity itself and aggregating the transportation and storage capacity required to deliver gas to the Gas Distribution, Energy Marketing and Power segments.

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

Pending merger — MCN and DTE Energy Company (DTE) have signed a definitive merger agreement dated October 4, 1999 under which DTE will acquire all outstanding shares of MCN common stock. The boards of directors and shareholders of both companies have approved the proposed merger. The transaction is subject to regulatory approvals and other customary merger conditions. While it still is possible for the merger to close in mid- to late 2000, discussions continue with the Federal Trade Commission and a final closing date cannot be determined with certainty. MCN recorded legal, accounting, employee benefit and other expenses associated with the merger which had the effect of reducing earnings by $.2 million for the 2000 first quarter and $22.9 million or $.27 per share for the 2000 twelve-month period. MCN will incur additional merger-related costs during 2000.

Unusual items — As discussed in MCN’s 1999 Annual Report on Form 10-K and Note 3 to the Consolidated Financial Statements included herein, MCN recorded several unusual items in the 2000 and 1999 periods, consisting of gains and losses on asset sales, property write-downs,

MANAGEMENT’S DISCUSSION AND ANALYSIS (Continued)

investment and contract losses, and restructuring charges. The unusual items increased earnings in the 2000 and 1999 first quarters, and reduced earnings for the 2000 and 1999 twelve-month periods.

	Quarter		12 Months

	2000	1999	2000	1999

(in Millions, except Per Share Amounts)

Unusual Items (Net of Taxes)
Diversified Energy

Pipelines & Processing (Note 3a)	$2.2	$—	$2.2	$(89.5)

Electric Power (Note 3b)	2.4	—	(.8)	(1.6)

Energy Marketing (Note 3c)	—	—	(1.6)	—

Exploration & Production (Note 3d)	3.8	2.0	(84.4)	(268.2)

Corporate & Other (Note 3e)	—	—	—	(6.8)

	8.4	2.0	(84.6)	(366.1)

Gas Distribution (Note 3f)	—	—	—	(16.7)

	$8.4	$2.0	$(84.6)	$(382.8)

Earnings (Loss) Per Share	$.09	$.02	$(1.00)	$(4.84)

Diversified Energy

Results reflect Energy Marketing losses and asset sales — The Diversified Energy group’s losses were $7.7 million for the 2000 first quarter compared to earnings of $4.1 million for the same 1999 period. Diversified Energy had losses of $143.2 million in the 2000 twelve-month period compared to losses of $370.3 million in the corresponding 1999 period. The comparability of results was impacted by several unusual items and merger costs, as previously discussed. Excluding the unusual items and merger costs, Diversified Energy’s earnings declined by $18.2 million in the current quarter and $48.5 million in the current 2000 twelve-month period. The results for both 2000 periods

MANAGEMENT’S DISCUSSION AND ANALYSIS (Continued)

reflect losses of the Energy Marketing segment and reduced earnings attributable to the sale of Exploration & Production (E&P) properties and joint venture interest in power projects.

	Quarter		12 Months

	2000	1999	2000	1999

(in Millions)

Diversified Energy Operations

Operating Revenues*	$455.8	$293.5	$1,487.0	$1,014.4

Operating Expenses*

Unusual items (Note 3)	(12.9)	(3.0)	122.7	557.1

Merger costs (Note 2)	—	—	9.1	—

Other operating expenses	468.8	279.5	1,519.8	1,002.3

	455.9	276.5	1,651.6	1,559.4

Operating Income (Loss)	(.1)	17.0	(164.6)	(545.0)

Equity in Earnings of Joint Ventures	10.2	12.0	48.6	56.8

Other Income & (Deductions)*

Interest income	—	.5	3.7	2.4

Interest expense	(13.3)	(16.8)	(59.9)	(61.2)

Dividends on preferred securities of subsidiaries	(8.6)	(10.3)	(38.4)	(36.9)

Investment losses (Note 3d)	—	—	(7.4)	(6.1)

Other	(.7)	3.2	3.7	3.3

	(22.6)	(23.4)	(98.3)	(98.5)

Income (Loss) Before Income Taxes	(12.5)	5.6	(214.3)	(586.7)

Income Tax Provision (Benefit)	(4.8)	1.5	(71.1)	(216.4)

Net Income (Loss)

Before unusual items	(16.1)	2.1	(52.7)	(4.2)

Unusual items and merger costs (Notes 2 and 3)	8.4	2.0	(90.5)	(366.1)

	$(7.7)	$4.1	$(143.2)	$(370.3)

*	Includes intercompany transactions

Operating and Joint Venture Income

Operating and joint venture results, excluding unusual items, for the 2000 first quarter decreased $28.8 million and for the 2000 twelve-month period declined by $53.1 million. Results for both 2000 periods reflect reduced contributions from the Electric Power, Energy Marketing and E&P

MANAGEMENT’S DISCUSSION AND ANALYSIS (Continued)

segments, as well as higher Corporate & Other expenses. Additionally, the 2000 periods were impacted by an increase in Pipelines & Processing earnings.

	Quarter		12 Months

	2000	1999	2000	1999

(in Millions)

Operating and Joint Venture Income (Loss)

Before Unusual Items:

Pipelines & Processing	$5.8	$4.9	$20.1	$16.9

Electric Power	1.8	7.5	17.2	27.9

Energy Marketing	(11.9)	5.2	(28.5)	1.0

Exploration & Production	2.7	8.1	9.3	28.4

Corporate & Other	(1.2)	.3	(2.3)	(5.3)

	(2.8)	26.0	15.8	68.9

Unusual Items and Merger Costs (Notes 2 & 3)	12.9	3.0	(131.8)	(557.1)

	$10.1	$29.0	$(116.0)	$(488.2)

Pipelines & Processing operating and joint venture results, excluding unusual items, increased by $.9 million and $3.2 million for the 2000 first quarter and twelve-month period, respectively. The 2000 periods reflect increased earnings from MCN’s 25%-owned methanol production business resulting from higher methanol prices and margins as well as an increase in methanol volumes produced. Pipelines & Processing’s average methanol sales prices increased 24% for the 2000 first quarter and 11% for the 2000 twelve-month period. Methanol production rose 9.0 and 13.4 million gallons for the current quarter and twelve-month period, respectively, primarily due to the shut-down of the methanol plant for scheduled maintenance in March 1999. Additionally, Pipelines & Processing results for the 1999 twelve-month period were impacted by operating losses related to the start-up of its coal fines plants.

Pipelines & Processing operating and joint venture income also reflects contributions from new and expanded gas pipeline, gathering and processing ventures. Gas processed to remove natural gas liquids (NGLs) increased 8.6 Bcf and 38.0 Bcf in the 2000 first quarter and twelve-month period, respectively. In addition to higher volumes associated with new ventures, the increase was attributable to natural gas producers bypassing processing plants in the 1999 periods as a result of weaker NGL prices and associated processing margins. NGL prices have strengthened in the 2000 periods.

	Quarter		12 Months

	2000	1999	2000	1999

Pipelines & Processing Statistics*

Methanol Produced (Million Gallons)	17.1	8.1	66.4	53.0

Transportation (Bcf)	41.3	48.1	201.8	181.7

Gas Processed (Bcf):

Carbon dioxide treatment	12.8	12.8	51.8	49.4

Natural gas liquids removal	17.5	8.9	81.6	43.6

	30.3	21.7	133.4	93.0

*	Includes MCN’s share of joint ventures

Electric Power operating and joint venture results, excluding unusual items, decreased $5.7 million and $10.7 million for the 2000 first quarter and twelve-month period, respectively. The decline in

MANAGEMENT’S DISCUSSION AND ANALYSIS (Continued)

earnings for both periods reflects the January 2000 sale of MCN’s 23% interest in the 1,370 megawatt (MW) Midland Cogeneration Venture facility (Note 4b). Also contributing to the decrease in the 2000 twelve-month period was the sale of MCN’s interest in certain international power investments, specifically its interest in the Torrent Power Limited (TPL) venture. MCN had a 40% interest in TPL, an Indian joint venture that holds minority interests in electric distribution companies and power generation facilities in the state of Gujarat, India.

	Quarter		12 Months

	2000	1999	2000	1999

(Thousands of MWh)*

Electric Power

Electricity Sales — Domestic	185.2	700.8	2,240.2	2,594.5

Electricity Sales — International	—	—	—	1,049.5

	185.2	700.8	2,240.2	3,644.0

*	Includes MCN’s share of joint ventures

Energy Marketing operating and joint venture results, excluding unusual items, decreased $17.1 million for the 2000 first quarter and $29.5 million for the 2000 twelve-month period. The declines are due primarily to lower margins resulting from an increase in the cost of gas sold per thousand cubic feet (Mcf). Cost of gas sold includes the effect of the expected future cost of replacing gas withdrawn from storage inventory. The expected future cost of such gas is based on current forward-prices. As a result of rising gas prices, the estimated average purchase rate for 2000 rose significantly during the first quarter. Additionally, the impact of anticipated higher average gas prices during 2000 was magnified as a result of Energy Marketing temporarily withdrawing 8.5 Bcf more of gas from storage in the 2000 first quarter compared to the 1999 first quarter. In the 1999 first quarter, Energy Marketing met its sales commitments with spot market gas purchases, rather than storage volumes, at prices significantly lower than the estimated average purchase rate for 1999.

The decline in Energy Marketing operating and joint venture results for both 2000 periods is also attributable to higher costs associated with long-term transportation contracts. Additionally, the 2000 twelve-month period reflects higher storage costs, uncollectible expenses and costs associated with the June 1999 dissolution of the DTE-CoEnergy joint venture. Storage capacity, coupled with firm transportation capacity on interstate pipelines, enhances Energy Marketing’s ability to offer reliable gas supply during peak winter months.

Partially offsetting the decline in results for both 2000 periods were higher gas sales and exchange gas delivery volumes, which increased 45.8 Bcf in the current quarter and 155.8 Bcf in the current twelve-month period. These increases were due in part to the April 1999 acquisitions of two companies’ marketing operations that serve large commercial and industrial customers in the Midwest.

Energy Marketing’s future gas sales volumes will be impacted as a result of its exit from two marketing joint ventures during 2000. However, operating results are not expected to be significantly affected. Additionally, the higher 2000 gas prices previously discussed may result in liquidity concerns for natural gas brokers and marketers, including some of Energy Marketing’s customers.

MANAGEMENT’S DISCUSSION AND ANALYSIS (Continued)

Energy Marketing has experienced delays in the receipt of cash from gas sales, resulting in higher accounts receivable balances.

	Quarter		12 Months

	2000	1999	2000	1999

(Bcf)*

Energy Marketing

Gas Sales	174.5	138.1	622.1	477.5

Exchange Gas Deliveries	14.9	5.5	21.3	10.1

	189.4	143.6	643.4	487.6

*	Includes MCN’s share of joint ventures

Exploration & Production operating and joint venture income, excluding unusual items, decreased $5.4 million in the 2000 first quarter and $19.1 million in the 2000 twelve-month period. The decline reflects a reduction in overall gas and oil production of 15.9 Bcf equivalent in the current quarter and 41.7 Bcf equivalent in the current twelve-month period. The lower production levels are due primarily to the sale of MCN’s Western and Midcontinent/ Gulf Coast E&P properties in early and mid-1999, as well as the sale of its Appalachian properties in December 1999.

E&P results for 2000 were also impacted by an increase in production-related expenses and an increase in the overall average gas and oil sales prices. The increased production expenses reflect the higher costs of operating the E&P properties retained in Michigan. The increased average sales prices are due to higher industry prices for both natural gas and oil. The impact of higher natural gas and oil sales prices on E&P operating and joint venture income was mitigated by hedging with swap and futures agreements, as discussed in the “Risk Management Strategy” section that follows.

	Quarter		12 Months

	2000	1999	2000	1999

Exploration & Production Statistics

Gas and Oil Production (Bcf equivalent):

Michigan	6.2	6.9	26.6	29.2

Western, Midcontinent/ Gulf Coast and Appalachia	.4	15.6	26.4	65.5

	6.6	22.5	53.0	94.7

Production Costs (per Mcf equivalent)	$1.03	$.80	$1.02	$.80

Average Selling Price (per Mcf equivalent)*	$2.68	$2.20	$2.29	$2.11

*	The average selling prices have been adjusted for amounts received or paid under hedging contracts

Risk management strategy — MCN manages commodity price risk primarily by utilizing futures, options and swap contracts to more fully balance its portfolio of gas and oil supply and sales agreements. MCN’s Energy Marketing business coordinates all of MCN’s hedging activities to ensure compliance with risk management policies that are periodically reviewed by MCN’s Board of Directors. Certain hedging gains or losses related to gas and oil production are recorded by MCN’s E&P operations. Gains and losses on gas and oil production-related hedging transactions that are not recorded by MCN’s E&P segment are recorded by Energy Marketing.

Corporate & Other operating and joint venture results, excluding unusual items, declined $1.5 million for the 2000 first quarter and improved $3.0 million for the 2000 twelve-month period. The current quarter decline primarily reflects adjustments recorded in the 1999 periods that reduced

MANAGEMENT’S DISCUSSION AND ANALYSIS (Continued)

or eliminated accruals for employee incentive awards that are based on MCN’s operating or stock-price performance. The current twelve-month period results is attributable to a decrease in the proportion of administrative expenses associated with corporate management activities charged to Diversified Energy reflecting its declining percentage of MCN’s business.

Other Income and Deductions

Other income and deductions decreased $.8 million in the 2000 first quarter and $.2 million in the 2000 twelve-month period. The results reflect variations in interest expense and preferred dividend costs, as well as in interest income.

Income Taxes

The variations in income taxes for both 2000 periods reflect fluctuations in pre-tax results. Income tax comparisons were also affected by tax credits and stock-related tax benefits recorded in the 1999 periods, as well as taxes recorded in 1999 from the generation of approximately $3.6 million of undistributed foreign income in 1998.

Outlook

MCN’s new strategic direction emphasizes achieving operational efficiencies and growth through integration of existing businesses. MCN will continue pursuing new pipeline, electric power and energy marketing ventures, with an emphasis on operating projects that enhance MCN businesses within the Midwest-to-Northeast corridor.

Gas Distribution

Results reflect warmer weather and reduced contributions from gas sales program — Gas Distribution’s earnings were $66.6 million for the 2000 first quarter, a decrease of $17.7 million from the comparable 1999 period of $84.3 million. Earnings for the 2000 twelve-month period were $85.8 million, a decrease of $7.6 million from earnings for the 1999 twelve-month period of $93.4 million. The twelve-month comparison was impacted by merger costs and unusual items, as previously discussed. Excluding the merger costs and unusual items, earnings for the 2000 twelve-month period decreased $7.3 million over the corresponding 1999 period. The earnings decline for the 2000 first quarter reflects the impact of warmer weather and reduced contributions from the gas

MANAGEMENT’S DISCUSSION AND ANALYSIS (Continued)

sales program. The decrease in earnings for the 2000 twelve-month period reflects warmer weather and higher financing costs, partially offset by increased contributions from the gas sales program.

	Quarter		12 Months

	2000	1999	2000	1999

(in Millions)

Gas Distribution Operations
Operating Revenues*

Gas sales	$378.7	$443.0	$860.3	$909.0

End user transportation	38.9	26.9	115.9	84.1

Intermediate transportation	14.5	14.7	57.6	60.0

Other	21.6	25.1	80.8	73.0

	453.7	509.7	1,114.6	1,126.1

Cost of Sales	224.2	255.7	475.8	497.1

Gross Margin	229.5	254.0	638.8	629.0

Other Operating Expenses*

Operation and maintenance	66.6	70.5	274.5	264.0

Depreciation, depletion and amortization	26.4	24.9	101.6	96.0

Property and other taxes	19.2	18.6	46.5	57.1

Unusual items (Note 3f)	—	—	—	33.3

Merger costs (Note 2)	.4	—	26.2	—

	112.6	114.0	448.8	450.4

Operating Income	116.9	140.0	190.0	178.6

Equity in Earnings of Joint Ventures	.6	.4	2.2	.9

Other Income and (Deductions)*

Interest income	.6	1.0	1.9	5.7

Interest expense	(15.5)	(13.8)	(58.2)	(55.9)

Minority interest	(.1)	(.3)	(.8)	6.1

Other	.3	.4	(1.5)	.2

	(14.7)	(12.7)	(58.6)	(43.9)

Income Before Income Taxes	102.8	127.7	133.6	135.6

Income Taxes	36.2	43.4	47.8	42.2

Net Income

Before unusual items and merger costs	66.8	84.3	102.8	110.1

Unusual items and merger costs (Notes 2 and 3f)	(.2)	—	(17.0)	(16.7)

	$66.6	$84.3	$85.8	$93.4

*	Includes intercompany transactions

Gross Margin

Gross margin (operating revenues less cost of gas) decreased $24.5 million in the 2000 first quarter and increased $9.8 million in the 2000 twelve-month period. Gross margins for the 2000 quarter reflect lower gas sales due to weather, which was 9.9% warmer in the current quarter compared to the same 1999 period. Additionally, the decline in the 2000 first quarter is due to lower margins generated under MichCon’s three-year gas sales program that began in January 1999 (Note 6a). Under the gas sales program, MichCon’s gas sales rates include a gas commodity component that is fixed at $2.95 per Mcf. As part of its gas acquisition strategy, MichCon entered into fixed-price contracts at costs below $2.95 per Mcf for a substantial portion of its expected gas supply requirements through 2001. However, gas sales margins in the 2000 first quarter were lower than the

MANAGEMENT’S DISCUSSION AND ANALYSIS (Continued)

same 1999 period as a result of higher fixed-price supplies and the loss of approximately 70,000 customers who chose to purchase their gas from other suppliers under MichCon’s customer choice program that began in April 1999. Although MichCon has lost gas sales margins from these customers, distribution margins are retained as MichCon continues to transport and deliver the gas to the customers’ premises. MichCon’s fixed-price supplies for the remainder of 2000 as well as 2001 are at prices higher than those paid in 1999. Accordingly, margins in future periods are expected to be lower than those generated in 1999.

The increase in gross margins for the 2000 twelve-month period reflects higher margins generated under the gas sales program. As a result of the gas sales program beginning in January 1999, the 2000 twelve-month period includes a full year’s contribution, whereas the 1999 twelve-month period includes only three months of contributions. Gross margins for both the 2000 first quarter and the twelve-month period were also impacted by a decline in intermediate transportation revenues and revenues from other gas-related services.

	Quarter		12 Months

	2000	1999	2000	1999

Effect of Weather on Gas Markets and Earnings

Percent Colder (Warmer) Than Normal	(14.2)%	(4.3)%	(13.9)%	(12.0)%

Increase (Decrease) From Normal in:

Gas markets (Bcf)	(16.1)	(5.1)	(29.7)	(26.2)

Net income (in Millions)	$(15.0)	$(5.1)	$(28.5)	$(23.7)

Diluted earnings per share	$(.16)	$(.06)	$(.34)	$(.30)

Gas sales and end user transportation revenues in total decreased $52.3 million for the 2000 first quarter and $16.9 million for the 2000 twelve-month period. Revenues reflect a decline in gas sales volumes, partially offset by higher end user transportation deliveries. Gas sales volumes decreased 14.4 billion cubic feet (Bcf) in the 2000 first quarter and 17.3 Bcf in the 2000 twelve-month period due primarily to the warmer weather and customers who chose to purchase their gas from other suppliers under MichCon’s customer choice program. End user transportation deliveries increased 9.2 Bcf in the 2000 first quarter and 20.8 Bcf in the 2000 twelve-month period. The improvement includes volumes associated with customers participating in the customer choice program who are reflected as end user transportation customers rather than gas sales customers. Accordingly, gas sales revenues have decreased, partially offset by an increase in end user transportation revenues, resulting in a net decrease in total operating revenues due to the gas commodity component included in gas sales rates. Partially offsetting the increase in end user transportation volumes attributable to the customer choice program was the impact of warmer weather.

The revenue comparison for the twelve-month period was also impacted by the cost of the gas commodity component of gas sales rates. As previously discussed, this gas commodity component was fixed under MichCon’s gas sales program at $2.95 per Mcf beginning in January 1999. Prior to 1999, MichCon’s sales rates were set to recover all of its reasonably and prudently incurred gas

MANAGEMENT’S DISCUSSION AND ANALYSIS (Continued)

costs. The gas commodity component of MichCon’s sales increased $.27 per Mcf (10%) for the 2000 twelve-month period.

	Quarter		12 Months

	2000	1999	2000	1999

(Bcf)

Gas Distribution

Gas Sales	78.2	92.6	167.4	184.7

End User Transportation	51.7	42.5	161.2	140.4

	129.9	135.1	328.6	325.1

Intermediate Transportation*	182.8	127.4	587.4	516.5

	312.7	262.5	916.0	841.6

*	Includes intercompany volumes

Intermediate transportation revenues decreased $.2 million in the 2000 first quarter and $2.4 million in the 2000 twelve-month period, whereas intermediate transportation deliveries increased 55.4 Bcf and 70.9 Bcf, respectively. A significant portion of the volume increase was for customers who pay a fixed fee for intermediate transportation capacity regardless of actual usage. Although volumes associated with these fixed-fee customers may vary, the related revenues are not affected. The decrease in intermediate transportation revenues is due to non-fixed fee customers shifting volumes from a higher rate to a lower rate transportation route.

Other operating revenues decreased $3.5 million in the 2000 first quarter and increased $7.8 million in the 2000 twelve-month period. The current quarter reflects a decline in storage revenues, partially offset by an increase in late payment fees and revenues from providing appliance maintenance services. The increase in the current twelve-month period is attributable to revenues from the acquisition of three heating and cooling firms in October 1998, as well as higher late payment fees and appliance maintenance revenues.

Cost of Sales

Cost of sales is affected by variations in sales volumes and cost of purchased gas as well as related transportation costs. Under the Gas Cost Recovery (GCR) mechanism that was in effect through December 1998, MichCon’s sales rates were set to recover all of its reasonably and prudently incurred gas costs. Therefore, fluctuations in cost of gas sold had little effect on gross margins. Under MichCon’s gas sales program, the gas commodity component of its sales rates is fixed. Accordingly, beginning in January 1999, changes in cost of gas sold directly impact gross margins and earnings.

Cost of sales decreased $31.5 million in the 2000 first quarter and $21.3 million in the 2000 twelve-month period, primarily due to a decline in gas sales volumes. As previously discussed, the decrease in sales volumes reflects the warmer weather and customers who have chosen to purchase gas from other suppliers under MichCon’s customer choice program. Partially offsetting the impact of lower sales volumes was an increase in the price paid for gas purchased of $.11 per Mcf (4%) in the 2000 first quarter and $.10 per Mcf (4%) in the 2000 twelve-month period. Additionally, the comparison was impacted by the cost of sales associated with the operations of the three heating and cooling companies acquired in October 1998.

MANAGEMENT’S DISCUSSION AND ANALYSIS (Continued)

Other Operating Expenses

Operation and maintenance expenses decreased $3.9 million in the 2000 first quarter and increased $10.5 million in the 2000 twelve-month period. The decrease in the current quarter is attributable to lower employee benefit costs, primarily pension and retiree healthcare costs, and the receipt of insurance proceeds resulting from the settlement of environmental claims with certain insurance carriers. As discussed in MCN’s 1999 Annual Report on Form 10-K, the settlement has allowed MichCon to recover previously incurred costs and resolved the carriers’ liability for future costs of environmental investigation and remediation costs at former manufactured gas plant sites.

The increase in operation and maintenance expenses in the 2000 twelve-month period is due to additional computer system support costs associated with MichCon’s new customer information system and higher injuries and damages costs. Additionally, the increase reflects higher incentive payments to MichCon employees. The higher costs of these items more than offset the benefits from lower pension and retiree healthcare costs and environmental insurance proceeds.

Depreciation and depletion increased $1.5 million in the 2000 first quarter and $5.6 million in the 2000 twelve-month period reflecting depreciation on higher plant balances.

Property and other taxes increased $.6 million in the 2000 first quarter and decreased $10.6 million in the 2000 twelve-month period. The current twelve-month period reflects a change in the calculation of the value of personal property subject to taxation by local governments (Note 12a).

Unusual items of $33.3 million in the 1999 twelve-month period reflects a $24.8 million impairment of certain gas gathering properties in northern Michigan as well as an $8.5 million write-down of an investment in a small Missouri natural-gas distribution company (Note 3f).

Merger costs of $26.2 million in the 2000 twelve-month period include legal, consulting, accounting, employee benefit and other expenses associated with the pending merger between MCN and DTE Energy Company (Note 2).

Equity in Earnings of Joint Ventures

Equity in earnings of joint ventures increased $1.3 million in the 2000 twelve-month period due to reduced losses from Gas Distribution’s 47.5% interest in a Missouri gas distribution company.

Other Income and Deductions

Other income and deductions increased $2.0 million in the 2000 first quarter and $14.7 million in the 2000 twelve-month period. Both 2000 periods were impacted by higher interest costs primarily due to an increase in long-term debt outstanding as well as a decline in interest capitalized relating to construction activities. Additionally, the other income and deductions increase in the 2000 twelve-month period is attributable to lower interest income resulting from the repayment of funds loaned to MCN. The other income and deductions comparison for the twelve-month period was affected by a change in minority interest due to the joint venture partners’ share of the write-down of certain gas gathering properties (Note 3f).

Income Taxes

Income taxes for both 2000 periods were impacted by a decrease in pre-tax earnings. Income tax comparisons were also affected by the favorable resolution of prior years’ tax issues in the 1999 periods.

MANAGEMENT’S DISCUSSION AND ANALYSIS (Continued)

Outlook

Gas Distribution’s strategy is to expand its role as the preferred provider of natural gas and high-value energy services within Michigan. Accordingly, Gas Distribution’s objectives are to increase revenues and control costs in order to deliver strong shareholder returns and provide customers with high-quality service at competitive prices.

MichCon has begun and plans to continue capitalizing on opportunities resulting from the gas industry restructuring. MichCon is currently operating under its Regulatory Reform Plan, which includes a comprehensive experimental three-year customer choice program that is designed to offer all sales customers added choices and greater price certainty. Year two of the customer choice program began April 1, 2000, and approximately 55,000 customers have chosen to purchase natural gas from suppliers other than MichCon. There are approximately 15,000 fewer customers participating in year two of the plan than in year one.

As discussed in MCN’s 1999 Annual Report on Form 10-K, the Regulatory Reform Plan also suspended the GCR mechanism for customers who continue to purchase gas from MichCon, and fixed the gas commodity component of MichCon’s sales rates at $2.95 per Mcf. The suspension of the GCR mechanism allows MichCon to profit from its ability to purchase gas at less than $2.95 per Mcf. As part of its gas acquisition strategy, MichCon entered into fixed-price contracts at costs below $2.95 per Mcf for a substantial portion of its expected gas supply requirements through 2001. However, margins are expected to be lower in future periods as MichCon’s fixed-price supplies in 2000 and 2001 are at prices higher than those paid in 1999.

The plan increases MichCon’s risk associated with generating margins that cover its gas costs. The level of margins generated from selling gas will also be affected by differences between actual gas sales volumes and the volume of fixed-price gas supplies. Actual gas sales volumes will fluctuate as a result of changes in weather and the number of customers who ultimately choose to purchase gas from suppliers other than MichCon.

Change in Accounting for Start-up Costs

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

CAPITAL RESOURCES AND LIQUIDITY

	Quarter

	2000	1999

(in Millions)

Cash and Cash Equivalents

Cash Flow Provided From (Used For):

Operating activities	$245.4	$202.9

Financing activities	(521.3)	(100.2)

Investing activities	240.5	(84.9)

Net Decrease in Cash and Cash Equivalents	$(35.4)	$17.8

MANAGEMENT’S DISCUSSION AND ANALYSIS (Continued)

Operating Activities

MCN’s cash flow from operating activities increased $42.5 million during the 2000 first quarter as compared to the same 1999 period. The increase was due primarily to lower working capital requirements, partially offset by lower earnings, after adjusting for non-cash items (depreciation, change in accounting and deferred taxes).

Financing Activities

MCN’s cash flow used for financing activities increased $421.1 million during the 2000 first quarter. The change primarily reflects greater debt repayments in the 2000 first quarter, compared to the same 1999 period, due to proceeds from the sale of assets. A summary of MCN’s significant financing activities and financing plans follows.

MCN’s FELINE PRIDES securities mature on May 16, 2000. Each security initially represents a stock purchase contract and a preferred security. Under each stock purchase contract, MCN is obligated to sell, and the FELINE PRIDES holder is obligated to purchase between 1.4132 and 1.7241 shares of MCN common stock for $50. The exact number of MCN common shares to be sold is dependent on the market value of a share for the twenty days ending on May 12, 2000 and is expected to approximate 4,560,000 shares. Each FELINE PRIDES holder has the option to use the preferred securities, treasury securities or cash to satisfy the $50 purchase commitment. Accordingly, MCN cannot predict the amount of cash, if any, it will received upon issuing MCN common stock on May 16, 2000.

Diversified Energy

The Diversified Energy group maintains credit lines that allow for borrowings of up to $200 million under a 364-day revolving credit facility and up to $200 million under a three-year revolving credit facility. These facilities support Diversified Energy’s commercial paper program, which is used to finance capital investments and to finance Energy Marketing’s working capital requirements. The 364-day facility expires in July 2000, and the three-year facility expires in July 2001. During the first three months of 2000, Diversified Energy’s commercial paper and bank borrowings outstanding decreased by $100.5 million, leaving borrowings of $251.9 million outstanding under this program at March 31, 2000.

MCN received approximately $295.5 million during the 2000 first quarter from the sale of assets and joint venture interests which was used to repay outstanding debt. Proceeds from additional sales are expected in 2000 and will be used to repay outstanding borrowings and for general corporate purposes.

Gas Distribution

Gas Distribution maintains a relatively consistent amount of cash and cash equivalents through the use of short-term borrowings. Short-term borrowings are normally reduced in the first part of each year as gas inventories are depleted and funds are received from winter heating sales. During the latter part of the year, Gas Distribution’s short-term borrowings normally increase as funds are used to finance increases in gas inventories and customer accounts receivable. To meet its seasonal short-term borrowing needs, Gas Distribution normally issues commercial paper that is backed by credit lines with several banks. MichCon has established credit lines to allow for borrowings of up to $150 million under a 364-day revolving credit facility, and up to $150 million under a three-year revolving credit facility. The 364-day facility expires in July 2000, and the three-year facility expires

MANAGEMENT’S DISCUSSION AND ANALYSIS (Continued)

in July 2001. During the first three months of 2000, MichCon repaid $158.4 million of commercial paper, leaving borrowings of $78.2 million outstanding under this program at March 31, 2000.

In March 2000, MichCon repaid $12.3 million of term debt of a non-utility subsidiary that was scheduled to mature in 2006. Additionally, MichCon repaid $20 million of first mortgage bonds that matured in May 2000.

Investing Activities

MCN’s cash flow relating to investing activities changed $325.4 million in the 2000 first quarter as compared to the same 1999 period. The change was due primarily to proceeds from the sale of assets and joint venture interests and lower capital investments.

Capital investments equaled $54.5 million in the 2000 first quarter compared to $132.9 million for the same period in 1999. The 2000 investments include significantly lower levels of investments within the Diversified Energy Group.

	Quarter

	2000	1999

(in Millions)

Capital Investments

Consolidated Capital Expenditures:

Electric Power	$—	$16.5

Exploration & Production	1.6	39.2

Gas Distribution	21.3	24.4

Other	.8	1.2

	23.7	81.3

MCN’s Share of Joint Venture Capital Expenditures:*

Pipelines & Processing	18.4	39.8

Electric Power	12.4	11.8

	30.8	51.6

Total Capital Investments	$54.5	$132.9

*	A portion of joint venture capital expenditures is financed with joint venture debt

Outlook

2000 capital investments to $325 million — MCN’s revised strategic direction will result in capital investments in future years of approximately $150 million to $350 million annually — significantly lower than in the past several years.

The proposed level of investments in future years is expected to be financed with internally generated funds, including proceeds received from the sale of non-strategic assets. MCN’s actual capital requirements will depend on proceeds received from the sale of assets. It is management’s opinion that MCN and its subsidiaries will have sufficient capital resources, both internal and external, to meet anticipated capital requirements.

MARKET RISK INFORMATION
As discussed in MCN’s 1999 Annual Report on Form 10-K, MCN manages commodity price and interest rate risk through the use of various derivative instruments and limits the use of such instruments to hedging activities. A discussion and analysis of the events and factors that have changed MCN’s risk management activities follows.

MANAGEMENT’S DISCUSSION AND ANALYSIS (Continued)

Commodity Price Risk

Natural gas and oil futures, options and swap agreements are used to manage Diversified Energy’s exposure to the risk of market price fluctuations on gas sale and purchase contracts, gas and oil production and gas inventories. There has been a significant increase in gas and oil prices since December 1999. As a result of the increases, there have been material changes in the outcome of the sensitivity analysis performed for commodity price risk at March 31, 2000 as compared to December 31, 1999.

As discussed in MCN’s 1999 Annual Report on Form 10-K, a sensitivity analysis calculates the fair values of MCN’s natural gas and oil futures and swap agreements given a hypothetical 10% increase or decrease in commodity prices utilizing applicable forward commodity rates in effect at the end of the reporting period.

The results of the sensitivity analysis calculations follow:

	March 31, 2000		December 31, 1999

	Assuming	Assuming	Assuming	Assuming
	a 10%	a 10%	a 10%	a 10%
	Increase in	Decrease in	Increase in	Decrease in
	Commodity	Commodity	Commodity	Commodity
	Prices	Prices	Prices	Prices

(in Millions)
Commodity Price Sensitive:*

Swaps: Pay fixed/receive variable	$92.1	$(92.1)	$89.8	$(89.8)

Pay variable/receive fixed	$(84.1)	$84.1	$(81.1)	$81.1

Futures: Longs	$2.9	$(2.9)	$5.0	$(5.0)

Shorts	$(2.7)	$2.7	$(2.1)	$2.1

*	Includes only the risk related to the derivative instruments that serve as hedges and does not include the related underlying hedged item

Interest Rate Risk

MCN is subject to interest rate risk in connection with the issuance of variable- and fixed-rate debt and preferred securities. In order to manage interest costs, MCN uses interest rate swap agreements to exchange fixed- and variable-rate interest payment obligations over the life of the agreements without exchange of the underlying principal amounts. During the 1999 first quarter, there have not been any events or factors that have caused any material changes to MCN’s interest rate risk.

NEW ACCOUNTING PRONOUNCEMENTS
In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” effective for fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB Statement No. 133.” SFAS No. 137 changes the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS (Concluded)

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

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve certain risks and uncertainties as set forth in MCN’s 1999 Annual Report on Form 10-K.

AVAILABLE INFORMATION
The following information is available without charge to shareholders and other interested parties: the Form 10-K Annual Report and the Form 10-Q Quarterly Reports. To request these publications, shareholders and other interested parties are instructed to contact: MCN Investor Relations, 500 Griswold Street, Detroit, Michigan 48226, (800) 548-4655. Information is also available on MCN’s website at http://www.mcnenergy.com.

CONSOLIDATED STATEMENT OF FINANCIAL POSITION (Unaudited)

	March 31		December 31

	2000	1999	1999

(in Thousands)

ASSETS

Current Assets

Cash and cash equivalents, at cost (which approximates market value)	$23,996	$34,833	$59,366

Accounts receivable, less allowance for doubtful accounts of $21,339, $13,411 and $20,720, respectively	491,534	431,783	546,689

Accrued unbilled revenues	68,710	77,335	100,439

Gas in inventory (Note 7)	52,295	90,122	180,372

Property taxes assessed applicable to future periods	51,018	63,064	62,651

Deferred income taxes	44,485	—	32,508

Other	51,344	50,062	51,313

	783,382	747,199	1,033,338

Deferred Charges and Other Assets

Deferred income taxes	—	29,054	14,765

Investments in debt and equity securities	96,754	68,920	72,077

Deferred swap losses and receivables (Note 11)	48,360	48,510	43,907

Deferred environmental costs	28,602	31,056	31,173

Prepaid benefit costs	170,600	122,061	156,276

Other	95,743	107,511	108,288

	440,059	407,112	426,486

Investments in and Advances to Joint Ventures

Pipelines & Processing	527,236	543,709	575,684

Electric Power	45,986	242,491	145,684

Energy Marketing	22,077	29,888	21,512

Gas Distribution	2,844	1,628	2,898

Other	18,061	18,632	18,194

	616,204	836,348	763,972

Property, Plant and Equipment

Pipelines & Processing	46,325	45,771	46,480

Exploration & Production (Note 3d)	569,448	1,051,512	573,514

Gas Distribution	3,032,993	2,938,831	3,016,231

Other	76,243	49,446	76,245

	3,725,009	4,085,560	3,712,470

Less — Accumulated depreciation and depletion	1,727,727	1,688,538	1,697,212

	1,997,282	2,397,022	2,015,258

	$3,836,927	$4,387,681	$4,239,054

The notes to the consolidated financial statements are an integral part of this statement

CONSOLIDATED STATEMENT OF FINANCIAL POSITION (Unaudited)

	March 31		December 31

	2000	1999	1999

(in Thousands)

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities

Accounts payable	$299,645	$258,366	$296,139

Notes payable	169,016	534,639	617,755

Current portion of long-term debt and capital lease obligations	86,250	188,427	28,102

Gas inventory equalization (Note 7)	90,511	79,559	—

Federal income, property and other taxes payable	45,659	89,734	68,500

Gas payable	7,745	37,515	24,858

Customer deposits	16,960	17,476	17,707

Other	124,064	98,450	146,949

	839,850	1,304,166	1,200,010

Deferred Credits and Other Liabilities

Deferred income taxes	22,465	—	—

Unamortized investment tax credits	27,537	29,569	28,022

Tax benefits amortizable to customers	135,616	129,494	136,236

Deferred swap gains and payables (Note 11)	65,874	51,605	64,962

Accrued environmental costs	27,711	34,888	28,068

Minority interest	7,116	10,405	11,096

Other	103,413	77,623	91,613

	389,732	333,584	359,997

Long-Term Debt, including capital lease obligations	1,347,195	1,392,850	1,457,617

MCN-Obligated Mandatorily Redeemable Preferred Securities of Subsidiaries Holding Solely Debentures of MCN	402,994	502,157	402,922

Commitments and Contingencies (Note 10)

Common Shareholders’ Equity

Common stock	857	798	857

Additional paid-in capital	961,591	830,450	960,176

Retained earnings (deficit)	(82,858)	62,775	(120,081)

Accumulated other comprehensive loss (Note 9)	(146)	(16,811)	(156)

Yield enhancement, contract and issuance costs	(22,288)	(22,288)	(22,288)

	857,156	854,924	818,508

	$3,836,927	$4,387,681	$4,239,054

The notes to the consolidated financial statements are an integral part of this statement

CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

	Three Months Ended		Twelve Months Ended
	March 31		March 31

	2000	1999	2000	1999

(in Thousands, Except Per Share Amounts)

Operating Revenues	$903,491	$796,586	$2,587,973	$2,125,824

Operating Expenses

Cost of sales	652,069	473,885	1,793,176	1,255,363

Operation and maintenance	91,392	101,950	400,663	396,491

Depreciation, depletion and amortization	34,219	45,175	153,682	179,876

Property and other taxes	21,593	21,658	57,132	70,336

Property write-downs, contract losses and restructuring charges (Note 3)	—	—	61,782	600,818

Gains and losses on sale of assets, net (Note 3)	(12,874)	(3,005)	60,956	(10,403)

Merger costs (Note 2)	362	—	35,218	—

	786,761	639,663	2,562,609	2,492,481

Operating Income (Loss)	116,730	156,923	25,364	(366,657)

Equity in Earnings of Joint Ventures	10,779	12,458	50,707	57,922

Other Income and (Deductions)

Interest income	2,748	1,496	7,827	8,041

Interest on long-term debt	(23,509)	(21,902)	(91,038)	(90,719)

Other interest expense	(7,354)	(8,635)	(29,061)	(26,198)

Dividends on preferred securities of subsidiaries	(8,622)	(10,335)	(38,426)	(36,951)

Investment losses (Note 3d)	—	—	(7,456)	(6,135)

Minority interest (Note 3f)	(485)	(319)	(1,778)	6,283

Other	6	3,650	3,139	3,124

	(37,216)	(36,045)	(156,793)	(142,555)

Income (Loss) Before Income Taxes	90,293	133,336	(80,722)	(451,290)

Income Tax Provision (Benefit)	31,351	44,921	(23,273)	(174,355)

Income (Loss) Before Cumulative Effect of Accounting Change	58,942	88,415	(57,449)	(276,935)

Cumulative Effect of Accounting Change, Net of Taxes (Note 5)	—	(2,872)	—	(2,872)

Net Income (Loss)	$58,942	$85,543	$(57,449)	$(279,807)

Basic Earnings (Loss) Per Share (Note 8)

Before cumulative effect of accounting change	$.69	$1.11	$(.68)	$(3.50)

Cumulative effect of accounting change (Note 5)	—	(.04)	—	(.04)

	$.69	$1.07	$(.68)	$(3.54)

Diluted Earnings (Loss) Per Share (Note 8)

Before cumulative effect of accounting change	$.67	$1.06	$(.68)	$(3.50)

Cumulative effect of accounting change (Note 5)	—	(.04)	—	(.04)

	$.67	$1.02	$(.68)	$(3.54)

Average Common Shares Outstanding

Basic	85,506	79,413	84,911	79,081

Diluted	90,948	85,064	84,911	79,081

Dividends Declared Per Share	$.2550	$.2550	$1.0200	$1.0200

CONSOLIDATED STATEMENT OF RETAINED EARNINGS (DEFICIT) (Unaudited)

	Three Months Ended		Twelve Months Ended
	March 31		March 31

	2000	1999	2000	1999

(in Thousands)

Balance — Beginning of Period	$(120,081)	$(2,977)	$62,775	$424,157

Add — Net Income (Loss)	58,942	85,543	(57,449)	(279,807)

	(61,139)	82,566	5,326	144,350

Deduct — Cash Dividends Declared	21,719	19,791	88,184	81,575

Balance — End of Period	$(82,858)	$62,775	$(82,858)	$62,775

The notes to the consolidated financial statements are an integral part of these statements

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31

	2000	1999

(in Thousands)

Cash Flow From Operating Activities

Net income	$58,942	$85,543
Adjustments to reconcile net income (loss) to net cash provided from operating activities

Depreciation, depletion and amortization:

Per statement of operations	34,219	45,175

Charged to other accounts	2,483	2,179

Unusual items, net of taxes (Note 3)	(7,037)	—

Cumulative effect of accounting change, net of taxes (Note 5)	—	2,872

Deferred income taxes — current	(11,977)	(5,489)

Deferred income taxes and investment tax credits, net	32,585	22,495

Equity in earnings of joint ventures, net of distributions	(6,931)	(3,390)

Other	(3,837)	(1,138)

Changes in assets and liabilities, exclusive of changes shown separately	146,988	54,622

Net cash provided from operating activities	245,435	202,869

Cash Flow From Financing Activities

Notes payable, net	(448,739)	(84,212)

Dividends paid	(21,719)	(19,791)

Issuance of common stock	2,897	226

Reacquisition of common stock	(1,655)	(977)

Long-term commercial paper and bank borrowings, net (Note 9)	(34,138)	92,344

Retirement of long-term debt and preferred securities (Note 9)	(17,963)	(87,781)

Net cash used for financing activities	(521,317)	(100,191)

Cash Flow From Investing Activities

Capital expenditures	(23,671)	(81,320)

Acquisitions	—	(1,602)

Investment in debt and equity securities, net	(2,893)	(12)

Investment in joint ventures	(28,641)	(27,648)

Sale of property and joint venture interests (Note 4)	295,476	28,986

Other	241	(3,288)

Net cash provided from (used for) investing activities	240,512	(84,884)

Net Increase (Decrease) in Cash and Cash Equivalents	(35,370)	17,794

Cash and Cash Equivalents, January 1	59,366	17,039

Cash and Cash Equivalents, March 31	$23,996	$34,833

Changes in Assets and Liabilities, Exclusive of Changes Shown Separately

Accounts receivable, net	$(59,713)	$(32,348)

Accrued unbilled revenues	31,729	10,553

Gas in inventory	128,077	57,265

Accrued/deferred gas cost recovery revenues, net	—	(14,980)

Prepaid/accrued benefit costs, net	(13,760)	(9,678)

Accounts payable	3,506	(41,183)

Federal income, property and other taxes payable	(22,841)	20,269

Gas payable	(17,113)	(5,154)

Gas inventory equalization	90,511	79,559

Other current assets and liabilities, net	(14,153)	(5,402)

Other deferred assets and liabilities, net	20,745	(4,279)

	$146,988	$54,622

Supplemental Disclosures

Cash paid during the year for:

Interest, net of amounts capitalized	$32,495	$34,673

Federal income taxes	$—	$—

The notes to the consolidated financial statements are an integral part of this statement

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.  GENERAL

The accompanying consolidated financial statements should be read in conjunction with the MCN Energy Group Inc. (MCN) 1999 Annual Report on Form 10-K. Certain reclassifications have been made to the prior year’s financial statements to conform to the 2000 presentation. In the opinion of management, the unaudited information furnished herein reflects all adjustments necessary for a fair presentation of the financial statements for the periods presented.

Because of seasonal and other factors, revenues, expenses, net income and earnings per share for the interim periods should not be construed as representative of revenues, expenses, net income and earnings per share for all or any part of the balance of the current year or succeeding periods.

2.  MERGER AGREEMENT WITH DTE ENERGY COMPANY

As discussed in MCN’s 1999 Annual Report on Form 10-K, MCN and DTE Energy Company (DTE) have signed a definitive merger agreement, dated October 4, 1999, under which DTE will acquire all outstanding shares of MCN common stock. The boards of directors and the shareholders of both companies have approved the proposed merger. The transaction is subject to regulatory approvals and other customary merger conditions. While it still is possible for the merger to close in mid- to late 2000, discussions continue with the Federal Trade Commission and a final closing date cannot be determined with certainty.

As a result of the pending merger, MCN has incurred merger-related costs which include legal, accounting, consulting, employee benefit and other expenses. These costs had the effect of decreasing earnings by $362,000 pre-tax ($235,000 net of taxes) and $35,217,000 pre-tax ($22,891,000 net of taxes) for the three-and twelve-month periods ended March 31, 2000, respectively.

Furthermore, as part of the merger agreement, MCN agreed to sell its interest in five power projects, four of which are defined as “Qualifying Facilities” (QFs) under the Public Utility Regulatory Policies Act of 1978, as amended. This act limits the interest in a project that can be owned by electric utilities while maintaining the project’s status as a QF. In the first quarter of 2000, MCN completed the sale of its 23% interest in the Midland Cogeneration Venture (MCV), a QF located in Michigan, and its 33 1/3% interest in the Carson Cogeneration facility, a QF located in California. In the second quarter of 2000, MCN completed the sale of its 50% interest in the Michigan Power Project, a QF located in Michigan, and its 50% interest in the Ada Cogeneration facility, a QF located in Michigan. Additionally, MCN has reached an agreement to sell its 95% interest in the Cobisa-Person facility, a 140 megawatt (MW) power plant in New Mexico that is currently under construction.

3.  UNUSUAL ITEMS

     a.  Pipelines & Processing

Gain on Sale of Joint Venture: In March 2000, MCN recognized a $3,419,000 pre-tax ($2,222,000 net of taxes) gain from the sale of its 50% interest in the Cardinal States Gathering Company.

Property Write-Downs: In the third quarter of 1998, MCN recorded a $133,782,000 pre-tax ($86,959,000 net of taxes) write-off of its coal fines project equal to the carrying value of its six plants, reflecting the likely inability to recover such costs. MCN sold four of its coal fines plants

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

to DTE in 1999. MCN is seeking to maximize the value of its investment in the two remaining plants, but is unable to predict the outcome of such efforts. In the third quarter of 1998, MCN also recorded an impairment loss of $3,899,000 pre-tax ($2,534,000 net of taxes) relating to an acquired out-of-service pipeline in Michigan. MCN reviewed the business alternatives for this asset and determined that its development is unlikely. Accordingly, MCN recorded an impairment loss equal to the carrying value of this asset.

     b.  Electric Power

Gain on Sale of Joint Venture: In March 2000, MCN recognized a $3,672,000 pre-tax ($2,387,000 net of taxes) gain from the sale of its 33 1/3% interest in the Carson Cogeneration facility, a 42 MW cogeneration plant located in Carson, California.

Property Write-Downs: In the fourth quarter of 1999, MCN exited two power projects under development which were not consistent with its new strategic direction. As a result of exiting these projects, MCN recorded a $4,995,000 pre-tax ($3,247,000 net of taxes) write-off of capitalized costs associated with these projects.

Restructuring Charge: In the third quarter of 1998, MCN recorded a $2,470,000 pre-tax ($1,605,000 net of taxes) restructuring charge related to its decision to exit certain international power projects.

     c.  Energy Marketing

Loss on Contracts: In the fourth quarter of 1999, MCN recognized a $2,447,000 pre-tax ($1,591,000 net of taxes) loss resulting from the termination of gas sales contracts with a joint venture. These contracts were terminated in conjunction with MCN’s sale of its 49% interest in the joint venture.

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

In the fourth quarter of 1999, MCN recorded a $2,340,000 pre-tax ($1,521,000 net of taxes) write-down relating to unproved property which is not included in the full cost pool. An impairment loss was recorded representing the amount by which the carrying value exceeded the appraised value of the property.

In the second and third quarters of 1998, MCN recognized write-downs of its gas and oil properties totaling $333,022,000 pre-tax ($216,465,000 net of taxes) and $83,955,000 pre-tax ($54,570,000 net of taxes), respectively. The write-downs were also the result of MCN’s capitalized exploration and production costs exceeding the full cost ceiling.

Losses on Sale of Properties: In the second and third quarters of 1999, MCN recognized losses from the sale of its Western and Midcontinent/ Gulf Coast E&P properties totaling $68,798,000 pre-tax ($44,719,000 net of taxes) and $5,877,000 pre-tax ($3,820,000 net of taxes), respectively. In the fourth quarter of 1999, MCN recognized losses from the sale of its Appalachian E&P properties totaling $7,314,000 pre-tax ($4,754,000 net of taxes). In the first quarter of

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2000, subsequent adjustments related to these prior-period losses reduced the losses by $3,735,000 pre-tax ($2,428,000 net of taxes).

Gain on the Sale of Tax Credits: Gains are recorded in each period as the result of the sale of tax credits in the third quarter of 1998. The purchaser forwards payments to MCN as a result of generating gas production credits, and accordingly, MCN records the amount as a gain on the sale of the tax credits. Credits will continue to be generated through 2002. For the three- and twelve-month periods ended March 31, 2000, MCN recognized gains of $2,048,000 pre-tax ($1,331,000 net of taxes) and $10,207,000 pre-tax ($6,635,000 net of taxes), respectively. For the three- and twelve-month periods ended March 31, 1999, MCN recognized gains of $3,005,000 pre-tax ($1,953,000 net of taxes) and $10,403,000 pre-tax ($6,762,000 net of taxes), respectively.

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

     e.  Corporate & Other

Restructuring Charge: In the third quarter of 1998, MCN recorded a $10,390,000 pre-tax ($6,753,000 net of taxes) restructuring charge related to a corporate realignment designed to improve operating efficiencies through a more streamlined organizational structure. The realignment included cost saving initiatives expected to reduce operating expenses. As of March 31, 2000, payments of $7,228,000 have been charged against the restructuring accruals relating to severance and termination benefits and net lease costs. The remaining restructuring costs of $3,162,000 are expected to be paid through 2006.

     f.  Gas Distribution

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

4.  ACQUISITIONS AND DISPOSITIONS

     a.  Pipelines & Processing

In March 2000, MCN sold its 50% interest in the Cardinal States Gathering Company for approximately $60,000,000.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In April 2000, MCN reached an agreement to sell its 35% interest in the Jonah Gas Gathering Company for $45,000,000 resulting in a pre-tax gain of approximately $25,000,000. The sale is subject to regulatory approval and is expected to be completed in the second quarter of 2000.

     b.  Electric Power

Qualifying and Other Facilities: As discussed in MCN’s 1999 Annual Report on Form 10-K, MCN agreed to sell its interest in five power projects, four of which are “Qualifying Facilities” as defined by the Public Utility Regulatory Policies Act of 1978, as amended (Note 2).

In January 2000, MCN sold its 23% ownership in MCV, a 1,370 MW cogeneration facility located in Michigan, for approximately $105,000,000, resulting in an immaterial gain. Under the terms of the sales agreement, if MCN does not merge with DTE, MCN may reacquire its 23% interest in MCV.

In March 2000, MCN sold its 33 1/3% interest in the Carson Cogeneration facility, a 42 MW cogeneration plant located in California, for $3,000,000, resulting in a pre-tax gain of $3,672,000 ($2,387,000 net of taxes).

In April 2000, MCN completed the sale of its 50% interest in the Michigan Power Project, a 123 MW cogeneration plant located in Ludington, Michigan and its 50% interest in the Ada Cogeneration facility, a 30 MW cogeneration plant located in Ada, Michigan, resulting in a pre-tax gain totaling approximately $40,000,000 ($26,000,000 net of taxes).

In May 2000, MCN reached an agreement to sell its 95% interest in the Cobisa-Person facility, a 140 MW power plant that is currently under construction in New Mexico, resulting in a pre-tax gain that is expected to exceed $1,500,000. The sale has received Federal Energy Regulatory Commission approval and is expected to be completed in the second quarter of 2000.

5.  ACCOUNTING FOR START-UP ACTIVITIES

As discussed in MCN’s 1999 Annual Report on Form 10-K, in January 1999 MCN adopted Statement of Position (SOP) 98-5, “Reporting on the Costs of Start-up Activities,” issued by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants. SOP 98-5 requires start-up and organizational costs to be expensed as incurred. This change in accounting principle resulted in the write-off of start-up and organization costs capitalized as of December 31, 1998. The cumulative effect of the change was to decrease earnings by $4,418,000 pre-tax ($2,872,000 net of taxes) for the three-and twelve-month periods ended March 31, 1999.

6.  REGULATORY MATTERS

     a.  Regulatory Reform Plan

As discussed in MCN’s 1999 Annual Report on Form 10-K, MichCon implemented its Regulatory Reform Plan in January 1999. The plan includes a three-year gas sales program under which MichCon’s gas sales rates include a gas commodity component that is fixed at $2.95 per thousand cubic feet (Mcf). As part of its gas acquisition strategy, MichCon has entered into fixed-price contracts at costs below $2.95 per Mcf for a substantial portion of its expected gas supply requirements through 2001.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The plan also includes a comprehensive experimental three-year customer choice program, which is subject to annual caps on the level of participation. The customer choice program began in April 1999, with approximately 70,000 customers choosing to purchase natural gas from suppliers other than MichCon. Year two of the plan began in April 2000, and the number of customers participating decreased to approximately 55,000. MichCon will continue to transport and deliver the gas to the customers’ premises at prices that generate favorable margins.

In addition, the plan encompasses an income sharing mechanism that allows customers to share profits when actual returns on equity exceed predetermined thresholds. MichCon filed its income sharing report with the Michigan Public Service Commission (MPSC) on March 31, 2000, using the MPSC approved formula, indicating that no income sharing was required for 1999. The MPSC staff has requested a hearing on this matter. Management believes that no income sharing is required.

     b.  Gas Cost Recovery Proceedings

The Gas Cost Recovery (GCR) process was suspended with the implementation of MichCon’s Regulatory Reform Plan in January 1999. In February 1999, MichCon filed its final GCR reconciliation case covering gas costs incurred during 1998 which indicates an overrecovery of $18,000,000, including interest. Management believes that 1998 gas costs were reasonable and prudent and that the MPSC will approve the gas costs incurred. However, management cannot predict the outcome of this proceeding. During the first quarter of 1999, MichCon refunded the overrecovery to customers as a reduction in gas sales rates.

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

8.  EARNINGS PER SHARE COMPUTATION

MCN reports both basic and diluted earnings per share (EPS). Basic EPS is computed by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS assumes the issuance of potential dilutive common shares outstanding during the period and adjusts for changes in income and the repurchase of common shares that would have occurred with proceeds from the assumed issuance. For the twelve-month periods, potentially dilutive securities have been excluded from the diluted EPS

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

calculation since their inclusion would have been antidilutive. A reconciliation of both calculations is shown below.

	Net Income		Weighted
	(Loss) Before		Average		Earnings
	Cumulative Effect of		Common		(Loss)
	Accounting Change		Shares		Per Share

	2000	1999	2000	1999	2000	1999

(in Thousands, except Per Share Amounts)

Three Months Ended March 31

Basic EPS	$58,942	$88,415	85,506	79,413	$.69	$1.11

Effect of Dilutive Securities FELINE PRIDES	1,561	1,571	4,560	4,560

Stock-based compensation plans	—	—	882	1,091

Diluted EPS	$60,503	$89,986	90,948	85,064	$.67	$1.06

Twelve Months Ended March 31

Basic EPS	$(57,449)	$(276,935)	84,911	79,081	$(.68)	$(3.50)

Effect of Dilutive Securities FELINE PRIDES	—	—	—	—

Stock-based compensation plans	—	—	—	—

Diluted EPS	$(57,449)	$(276,935)	84,911	79,081	$(.68)	$(3.50)

9.  COMPREHENSIVE INCOME

MCN reports comprehensive income, which is defined as the change in common shareholder’s equity during a period from transactions and events from non-owner sources, including net income. Total comprehensive income for the applicable periods is as follows:

	Three Months		Twelve Months
	Ended		Ended
	March 31		March 31

	2000	1999	2000	1999

(in Thousands)

Comprehensive Income (Loss)

Net Income (Loss)	$58,942	$85,543	$(57,449)	$(279,807)

Other Comprehensive Income (Loss), Net of Taxes
Foreign currency translation adjustment

Foreign currency translation adjustment	10	282	(671)	(5,773)

Less: Reclassification for losses recognized in net income	—	—	13,132	—

	10	282	12,461	(5,773)

Unrealized loss on securities

Unrealized losses during period	—	(517)	(642)	(5,941)

Less: Reclassification for losses recognized in net income	—	—	4,846	3,987

	—	(517)	4,204	(1,954)

Total Other Comprehensive Income (Loss), Net of Taxes	10	(235)	16,665	(7,727)

Total Comprehensive Income (Loss)	$58,952	$85,308	$(40,784)	$(287,534)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.  CONTINGENCIES

     a.  Personal Property Taxes

As discussed in MCN’s 1999 Annual Report on Form 10-K, in 1998, MichCon began filing its personal property tax information with local governments which reflected a change in the calculation of the value of personal property subject to taxation. The revised calculation excludes intangible costs from the value of personal property. A number of local governments have accepted the revised calculation, and MichCon recorded lower property tax expense in 1999 and 1998 associated with the accepting governments. MichCon has also filed appeals to recover excess payments made in 1996 and 1997 based on the revised calculation. MichCon has pending tax appeals with local governments that have not accepted the revised calculation.

Additionally, MichCon and other Michigan utilities have asserted that Michigan’s valuation tables result in the substantial overvaluation of utility personal property. Valuation tables are used to estimate the reduction in value of personal property based on the property’s age. In November 1999, the Michigan State Tax Commission (STC) approved new valuation tables that more accurately recognize the value of a utility’s personal property. The new tables are effective in 2000, however several local governments have taken legal action to prevent the STC from implementing the new valuation tables. The Michigan Tax Tribunal has requested parties to submit briefs to determine what is the proper scope and standard for its review of the tables. It is management’s belief that several local governments will not use the revised tables until the legal actions have been resolved. The legal action, along with possible additional appeals by local governments, could delay expected recoveries related to the new valuation tables until 2001.

Based on past practice, MichCon expects to ultimately settle pending tax appeals with local governments by applying the new tables retroactively, a solution supported in the past by the STC. MCN’s future results of operations could be significantly affected if the valuation tables are not upheld in court or MichCon is unsuccessful in its appeals.

     b.  Legal and Administrative Proceedings

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.  COMMODITY SWAP AGREEMENTS

MCN’s Diversified Energy group manages commodity price risk through the use of various derivative instruments and predominately limit the use of such instruments to hedging activities. The following assets and liabilities related to the use of gas and oil swap agreements are reflected in the Consolidated Statement of Financial Position:

	March 31		December 31

	2000	1999	1999

(in Thousands)

Deferred Swap Losses and Receivables

Unrealized losses	$18,423	$36,120	$13,884

Receivables	62,425	19,012	40,089

	80,848	55,132	53,973

Less — Current portion	32,488	6,622	10,066

	$48,360	$48,510	$43,907

Deferred Swap Gains and Payables

Unrealized gains	$23,794	$17,809	$29,596

Payables	77,261	41,283	48,066

	101,055	59,092	77,662

Less — Current portion	35,181	7,487	12,700

	$65,874	$51,605	$64,962

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.  SEGMENT INFORMATION

MCN is organized into two business groups, Diversified Energy and Gas Distribution. The groups operate five major business segments as set forth in the following table:

	Three Months Ended		Twelve Months Ended
	March 31		March 31

	2000	1999	2000	1999

(in Thousands)

Revenues From Unaffiliated Customers

Pipelines & Processing	$6,365	$5,905	$25,252	$24,528

Electric Power	13,903	12,143	53,967	49,596

Energy Marketing	428,819	242,612	1,384,915	795,167

Exploration & Production	4,616	28,914	19,073	136,542

Gas Distribution	449,788	507,012	1,104,766	1,119,991

	903,491	796,586	2,587,973	2,125,824

Revenues From Affiliated Customers

Pipelines & Processing	176	174	2,251	346

Energy Marketing	23,673	18,085	74,381	99,618

Exploration & Production	13,145	20,585	102,279	64,448

Gas Distribution	3,865	2,668	9,807	6,053

	40,859	41,512	188,718	170,465

Eliminations	(40,859)	(41,512)	(188,718)	(170,465)

Consolidated Operating Revenues	$903,491	$796,586	$2,587,973	$2,125,824

Net Income (Loss)

Pipelines & Processing	$2,720	$1,675	$5,568	$(84,491)

Electric Power	4,441	4,401	11,498	16,900

Energy Marketing	(8,935)	2,355	(25,921)	(2,094)

Exploration & Production	3,174	—	(83,989)	(259,171)

Gas Distribution	66,691	84,293	85,853	93,371

Corporate & Other	(9,149)	(4,309)	(50,458)	(41,450)

	58,942	88,415	(57,449)	(276,935)

Cumulative effect of accounting change	—	(2,872)	—	(2,872)

Consolidated Net Income (Loss)	$58,942	$85,543	$(57,449)	$(279,807)

13.  CONSOLIDATING FINANCIAL STATEMENTS

Debt securities issued by MCN Energy Enterprises Inc. (MCNEE) are subject to a support agreement between MCN and MCNEE, under which MCN has committed to make payments of interest and principal on MCNEE’s securities in the event of failure to pay by MCNEE. Under the terms of the support agreement, the assets of MCN, other than MichCon, and any cash dividends paid to MCN by any of its subsidiaries are available as recourse to holders of MCNEE’s securities. The carrying value of MCN’s assets on an unconsolidated basis, which primarily consists of investments in subsidiaries other than MichCon, is $487,767,000 at March 31, 2000.

The following MCN consolidating financial statements are presented and include separately MCNEE, MichCon and MCN and other subsidiaries. MCN has determined that separate financial statements and other disclosures concerning MCNEE are not material to investors. The other MCN subsidiaries represent Citizens Gas Fuel Company, MCN Michigan Limited Partnership, MCN Financing I, MCN Financing II, MCN Financing III, MCN Financing VI, and MichCon Enterprises, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATING STATEMENT OF FINANCIAL POSITION

	MCN			Eliminations
	and Other			and	Consolidated
	Subsidiaries	MCNEE	MichCon	Reclasses	Total

	March 31, 2000

(in Thousands)

ASSETS
Current Assets

Cash and cash equivalents, at cost	$525	$13,105	$10,366	$—	$23,996

Accounts receivable	16,589	290,087	219,483	(13,286)	512,873

Less — Allowance for doubtful accounts	176	2,887	18,276	—	21,339

Accounts receivable, net	16,413	287,200	201,207	(13,286)	491,534

Accrued unbilled revenues	966	—	67,744	—	68,710

Gas in inventory	—	18,281	34,014	—	52,295

Property taxes assessed applicable to future periods	302	1,191	49,525	—	51,018

Deferred income taxes	(345)	51,201	—	(6,371)	44,485

Other	9,154	45,666	31,742	(35,218)	51,344

	27,015	416,644	394,598	(54,875)	783,382

Deferred Charges and Other Assets

Deferred income taxes	154	89,760	—	(89,914)	—

Investments in debt and equity securities	—	28,026	68,104	624	96,754

Deferred swap losses and receivables	—	48,360	—	—	48,360

Deferred environmental costs	2,535	—	26,067	—	28,602

Prepaid benefit costs	—	—	170,563	37	170,600

Other	3,018	28,867	58,138	5,720	95,743

	5,707	195,013	322,872	(83,533)	440,059

Investments in and Advances to Joint Ventures and Subsidiaries	1,219,501	593,558	19,802	(1,216,657)	616,204

Property, Plant and Equipment, at cost	44,484	675,789	3,004,736	—	3,725,009

Less — Accumulated depreciation and depletion	19,143	221,994	1,486,590	—	1,727,727

	25,341	453,795	1,518,146	—	1,997,282

	$1,277,564	$1,659,010	$2,255,418	$(1,355,065)	$3,836,927

LIABILITIES AND CAPITALIZATION
Current Liabilities

Accounts payable	$7,785	$225,492	$81,071	$(14,703)	$299,645

Notes payable	(40)	89,783	79,416	(143)	169,016

Current portion of long-term debt and capital lease obligations	—	60,100	26,150	—	86,250

Gas inventory equalization	—	9,667	80,844	—	90,511

Federal income, property and other taxes payable	(8,425)	3,057	78,328	(27,301)	45,659

Gas payable	—	5,697	2,048	—	7,745

Customer deposits	16	—	16,944	—	16,960

Other	8,335	68,812	53,285	(6,368)	124,064

	7,671	462,608	418,086	(48,515)	839,850

Deferred Credits and Other Liabilities

Deferred income taxes	(5,025)	—	117,250	(89,760)	22,465

Unamortized investment tax credit	237	—	27,300	—	27,537

Tax benefits amortizable to customers	—	—	135,616	—	135,616

Deferred swap gains and payables	—	65,874	—	—	65,874

Accrued environmental costs	3,000	—	24,711	—	27,711

Minority interest	—	592	6,524	—	7,116

Other	11,385	33,290	58,703	35	103,413

	9,597	99,756	370,104	(89,725)	389,732

Long-Term Debt, including capital lease obligations	—	682,409	664,786	—	1,347,195

Redeemable Preferred Securities of Subsidiaries	402,994	—	—	—	402,994

Common Shareholders’ Equity

Common stock	857	5	10,300	(10,305)	857

Additional paid-in capital	961,591	740,746	230,399	(971,145)	961,591

Retained earnings (deficit)	(82,858)	(326,368)	561,743	(235,375)	(82,858)

Accumulated other comprehensive loss	—	(146)	—	—	(146)

Yield enhancement, contract and issuance costs	(22,288)	—	—	—	(22,288)

	857,302	414,237	802,442	(1,216,825)	857,156

	$1,277,564	$1,659,010	$2,255,418	$(1,355,065)	$3,836,927

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATING STATEMENT OF FINANCIAL POSITION

	MCN			Eliminations
	and Other			and	Consolidated
	Subsidiaries	MCNEE	MichCon	Reclasses	Total

	March 31, 1999

(in Thousands)

ASSETS
Current Assets

Cash and cash equivalents, at cost	$1,472	$9,849	$23,512	$—	$34,833

Accounts receivable	11,697	225,981	226,238	(18,722)	445,194

Less — Allowance for doubtful accounts	93	1,773	11,545	—	13,411

Accounts receivable, net	11,604	224,208	214,693	(18,722)	431,783

Accrued unbilled revenues	904	—	76,431	—	77,335

Gas in inventory	—	65,637	24,485	—	90,122

Property taxes assessed applicable to future periods	262	3,547	59,255	—	63,064

Deferred income taxes	—	—	—	—	—

Other	6,130	30,974	32,990	(20,032)	50,062

	20,372	334,215	431,366	(38,754)	747,199

Deferred Charges and Other Assets

Deferred income taxes	324	115,025	—	(86,295)	29,054

Investments in debt and equity securities	—	2,209	66,110	601	68,920

Deferred swap losses and receivables	—	48,510	—	—	48,510

Deferred environmental costs	2,770	—	28,286	—	31,056

Prepaid benefit costs	—	—	124,235	(2,174)	122,061

Other	11,678	29,742	61,250	4,841	107,511

	14,772	195,486	279,881	(83,027)	407,112

Investments in and Advances to Joint Ventures and Subsidiaries	1,589,031	814,912	19,808	(1,587,403)	836,348

Property, Plant and Equipment, at cost	48,826	1,125,366	2,911,368	—	4,085,560

Less — Accumulated depreciation and depletion	17,943	250,082	1,420,513	—	1,688,538

	30,883	875,284	1,490,855	—	2,397,022

	$1,655,058	$2,219,897	$2,221,910	$(1,709,184)	$4,387,681

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities

Accounts payable	$3,846	$175,097	$96,390	$(16,967)	$258,366

Notes payable	237,762	188,828	107,900	149	534,639

Current portion of long-term debt and capital lease obligations	—	130,216	58,211	—	188,427

Gas inventory equalization	—	—	79,559	—	79,559

Federal income, property and other taxes payable	(3,555)	4,053	103,464	(14,228)	89,734

Gas payable	—	11,680	25,835	—	37,515

Customer deposits	17	—	17,459	—	17,476

Other	21,504	20,602	58,935	(2,591)	98,450

	259,574	530,476	547,753	(33,637)	1,304,166

Deferred Credits and Other Liabilities

Deferred income taxes	(10,383)	—	96,353	(85,970)	—

Unamortized investment tax credit	266	—	29,303	—	29,569

Tax benefits amortizable to customers	—	—	129,494	—	129,494

Deferred swap gains and payables	—	51,605	—	—	51,605

Accrued environmental costs	3,000	—	31,888	—	34,888

Minority interest	—	2,230	8,175	—	10,405

Other	13,167	14,770	51,860	(2,174)	77,623

	6,050	68,605	347,073	(88,144)	333,584

Long-Term Debt, including capital lease obligations	—	778,905	613,945	—	1,392,850

Redeemable Preferred Securities of Subsidiaries	502,157	—	—	—	502,157

Common Shareholders’ Equity

Common stock	798	5	10,300	(10,305)	798

Additional paid-in capital	830,450	1,042,982	230,399	(1,273,381)	830,450

Retained earnings (deficit)	78,317	(184,265)	472,440	(303,717)	62,775

Accumulated other comprehensive loss	—	(16,811)	—	—	(16,811)

Yield enhancement, contract and issuance costs	(22,288)	—	—	—	(22,288)

	887,277	841,911	713,139	(1,587,403)	854,924

	$1,655,058	$2,219,897	$2,221,910	$(1,709,184)	$4,387,681

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATING STATEMENT OF FINANCIAL POSITION

	MCN			Eliminations
	and Other			and	Consolidated
	Subsidiaries	MCNEE	MichCon	Reclasses	Total

	December 31, 1999

(in Thousands)

ASSETS
Current Assets

Cash and cash equivalents, at cost	$470	$49,191	$9,705	$—	$59,366

Accounts receivable	23,989	404,299	165,189	(26,068)	567,409

Less — Allowance for doubtful accounts	176	2,767	17,777	—	20,720

Accounts receivable, net	23,813	401,532	147,412	(26,068)	546,689

Accrued unbilled revenues	1,573	—	98,866	—	100,439

Gas in inventory	—	106,222	74,150	—	180,372

Property taxes assessed applicable to future periods	277	1,785	60,589	—	62,651

Deferred income taxes	(878)	44,024	—	(10,638)	32,508

Other	9,938	17,728	31,594	(7,947)	51,313

	35,193	620,482	422,316	(44,653)	1,033,338

Deferred Charges and Other Assets

Deferred income taxes	(254)	114,970	—	(99,951)	14,765

Investments in debt and equity securities	—	4,242	67,210	625	72,077

Deferred swap losses and receivables	—	43,907	—	—	43,907

Deferred environmental costs	2,534	—	28,639	—	31,173

Prepaid benefit costs	—	—	156,290	(14)	156,276

Other	3,638	30,647	64,546	9,457	108,288

	5,918	193,766	316,685	(89,883)	426,486

Investments in and Advances to Joint Ventures and Subsidiaries	1,388,386	741,960	19,115	(1,385,489)	763,972

Property, Plant And Equipment, at cost	44,141	680,011	2,988,318	—	3,712,470

Less — Accumulated depreciation and depletion	18,147	215,359	1,463,706	—	1,697,212

	25,994	464,652	1,524,612	—	2,015,258

	$1,455,491	$2,020,860	$2,282,728	$(1,520,025)	$4,239,054

LIABILITIES AND CAPITALIZATION
Current Liabilities

Accounts payable	$11,426	$215,228	$93,549	$(24,064)	$296,139

Notes payable	200,721	179,249	237,785	—	617,755

Current portion of long-term debt and capital lease obligations	—	118	27,984	—	28,102

Gas inventory equalization	—	—	—	—	—

Federal income, property and other taxes payable	(6,343)	3,428	71,415	—	68,500

Gas payable	—	21,260	3,598	—	24,858

Customer deposits	9	—	17,698	—	17,707

Other	18,935	73,910	64,741	(10,637)	146,949

	224,748	493,193	516,770	(34,701)	1,200,010

Deferred Credits and Other Liabilities

Deferred income taxes	(5,678)	—	105,351	(99,673)	—

Unamortized investment tax credit	244	—	27,778	—	28,022

Tax benefits amortizable to customers	—	—	136,236	—	136,236

Deferred swap gains and payables	—	64,962	—	—	64,962

Accrued environmental costs	3,000	—	25,068	—	28,068

Minority interest	—	2,380	8,716	—	11,096

Other	11,591	33,639	46,398	(15)	91,613

	9,157	100,981	349,547	(99,688)	359,997

Long-Term Debt, including capital lease obligations	—	776,708	680,909	—	1,457,617

Redeemable Preferred Securities of Subsidiaries	402,922	—	—	—	402,922

Common Shareholders’ Equity

Common stock	857	5	10,300	(10,305)	857

Additional paid-in capital	960,176	969,733	230,399	(1,200,132)	960,176

Retained earnings (deficit)	(120,081)	(319,604)	494,803	(175,199)	(120,081)

Accumulated other comprehensive loss	—	(156)	—	—	(156)

Yield enhancement, contract and issuance costs	(22,288)	—	—	—	(22,288)

	818,664	649,978	735,502	(1,385,636)	818,508

	$1,455,491	$2,020,860	$2,282,728	$(1,520,025)	$4,239,054

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATING STATEMENTS OF OPERATIONS

	MCN			Eliminations
	and Other			and	Consolidated
	Subsidiaries	MCNEE	MichCon	Reclasses	Total

	Three Months Ended March 31, 2000

(in Thousands)

Operating Revenues	$10,907	$455,755	$442,747	$(5,918)	$903,491

Operating Expenses

Cost of sales	7,709	433,000	216,520	(5,160)	652,069

Operation and maintenance	1,773	26,314	64,063	(758)	91,392

Depreciation, depletion and amortization	932	7,343	25,944	—	34,219

Property and other taxes	270	2,333	18,990	—	21,593

Property write-downs, contract losses and restructuring charges	—	—	—	—	—

Gains and losses on sale of assets, net	—	(12,874)	—	—	(12,874)

Merger costs	1	14	347	—	362

	10,685	456,130	325,864	(5,918)	786,761

Operating Income (Loss)	222	(375)	116,883	—	116,730

Equity in Earnings of Joint Ventures	60,122	10,245	587	(60,175)	10,779

Other Income and (Deductions)

Interest income	8,687	2,178	726	(8,843)	2,748

Interest on long-term debt	27	(11,263)	(12,273)	—	(23,509)

Other interest expense	(1,686)	(11,501)	(3,009)	8,842	(7,354)

Dividends on preferred securities of subsidiaries	—	—	—	(8,622)	(8,622)

Investment losses	—	—	—	—	—

Minority interest	—	(346)	(139)	—	(485)

Other	(423)	109	320	—	6

	6,605	(20,823)	(14,375)	(8,623)	(37,216)

Income (Loss) Before Income Taxes	66,949	(10,953)	103,095	(68,798)	90,293

Income Tax Provision (Benefit)	(615)	(4,189)	36,155	—	31,351

Income (Loss) Before Cumulative Effect of Accounting Change	67,564	(6,764)	66,940	(68,798)	58,942

Cumulative Effect of Accounting Change, Net of Taxes	—	—	—	—	—

Net Income (Loss)	67,564	(6,764)	66,940	(68,798)	58,942

Dividends on Preferred Securities	8,622	—	—	(8,622)	—

Net Income (Loss) Available for Common Stock	$58,942	$(6,764)	$66,940	$(60,176)	$58,942

	Three Months Ended March 31, 1999

Operating Revenues	$11,664	$293,567	$498,090	$(6,735)	$796,586

Operating Expenses

Cost of sales	7,405	222,301	248,351	(4,172)	473,885

Operation and maintenance	(1,425)	38,366	67,546	(2,537)	101,950

Depreciation, depletion and amortization	834	19,733	24,608	—	45,175

Property and other taxes	388	2,802	18,462	6	21,658

Property write-downs, contract losses and restructuring charges	—	—	—	—	—

Gains and losses on sale of assets, net	—	(3,005)	—	—	(3,005)

Merger costs	—	—	—	—	—

	7,202	280,197	358,967	(6,703)	639,663

Operating Income (Loss)	4,462	13,370	139,123	(32)	156,923

Equity in Earnings of Joint Ventures	85,103	12,017	441	(85,103)	12,458

Other Income and (Deductions)

Interest income	10,654	517	999	(10,674)	1,496

Interest on long-term debt	211	(11,147)	(10,966)	—	(21,902)

Other interest expense	(4,162)	(12,492)	(2,655)	10,674	(8,635)

Dividends on preferred securities of subsidiaries	—	—	—	(10,335)	(10,335)

Investment losses	—	—	—	—	—

Minority interest	—	(62)	(257)	—	(319)

Other	(131)	3,283	464	34	3,650

	6,572	(19,901)	(12,415)	(10,301)	(36,045)

Income (Loss) Before Income Taxes	96,137	5,486	127,149	(95,436)	133,336

Income Tax Provision (Benefit)	259	1,486	43,176	—	44,921

Income (Loss) Before Cumulative Effect of Accounting Change	95,878	4,000	83,973	(95,436)	88,415

Cumulative Effect of Accounting Change, Net of Taxes	—	(2,872)	—	—	(2,872)

Net Income (Loss)	95,878	1,128	83,973	(95,436)	85,543

Dividends on Preferred Securities	10,335	—	—	(10,335)	—

Net Income (Loss) Available for Common Stock	$85,543	$1,128	$83,973	$(85,101)	$85,543

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATING STATEMENTS OF OPERATIONS

	MCN			Eliminations
	and Other			and	Consolidated
	Subsidiaries	MCNEE	MichCon	Reclasses	Total

	Twelve Months Ended March 31, 2000

(in Thousands)

Operating Revenues	$34,177	$1,486,877	$1,080,396	$(13,477)	$2,587,973

Operating Expenses

Cost of sales	23,760	1,329,292	452,094	(11,970)	1,793,176

Operation and maintenance	1,471	138,106	262,621	(1,535)	400,663

Depreciation, depletion and amortization	3,231	50,236	100,215	—	153,682

Property and other taxes	1,503	9,877	45,758	(6)	57,132

Property write-downs, contract losses and restructuring charges	—	61,782	—	—	61,782

Gains and losses on sale of assets, net	—	60,956	—	—	60,956

Merger costs	373	9,069	25,776	—	35,218

	30,338	1,659,318	886,464	(13,511)	2,562,609

Operating Income (Loss)	3,839	(172,441)	193,932	34	25,364

Equity in Earnings of Joint Ventures	(52,872)	48,656	2,122	52,801	50,707

Other Income and (Deductions)

Interest income	39,413	5,899	2,331	(39,816)	7,827

Interest on long-term debt	624	(43,090)	(48,572)	—	(91,038)

Other interest expense	(9,626)	(50,271)	(8,980)	39,816	(29,061)

Dividends on preferred securities of subsidiaries	—	—	—	(38,426)	(38,426)

Investment losses	—	(7,456)	—	—	(7,456)

Minority interest	—	(876)	(902)	—	(1,778)

Other	548	3,786	(1,160)	(35)	3,139

	30,959	(92,008)	(57,283)	(38,461)	(156,793)

Income (Loss) Before Income Taxes	(18,074)	(215,793)	138,771	14,374	(80,722)

Income Tax Provision (Benefit)	949	(73,690)	49,468	—	(23,273)

Income (Loss) Before Cumulative Effect of Accounting Change	(19,023)	(142,103)	89,303	14,374	(57,449)

Cumulative Effect of Accounting Change, Net of Taxes	—	—	—	—	—

Net Income (Loss)	(19,023)	(142,103)	89,303	14,374	(57,449)

Dividends on Preferred Securities	38,426	—	—	(38,426)	—

Net Income (Loss) Available for Common Stock	$(57,449)	$(142,103)	$89,303	$52,800	$(57,449)

	Twelve Months Ended March 31, 1999

Operating Revenues	$23,744	$1,014,541	$1,102,521	$(14,982)	$2,125,824

Operating Expenses

Cost of sales	14,990	767,727	482,291	(9,645)	1,255,363

Operation and maintenance	(11,772)	155,853	257,721	(5,311)	396,491

Depreciation, depletion and amortization	3,394	81,436	95,046	—	179,876

Property and other taxes	1,474	12,258	56,598	6	70,336

Property write-downs, contract losses and restructuring charges	17,169	558,849	24,800	—	600,818

Gains and losses on sale of assets, net	—	(10,403)	—	—	(10,403)

Merger costs	—	—	—	—	—

	25,255	1,565,720	916,456	(14,950)	2,492,481

Operating Income (Loss)	(1,511)	(551,179)	186,065	(32)	(366,657)

Equity in Earnings of Joint Ventures	(274,807)	56,952	1,798	273,979	57,922

Other Income and (Deductions)

Interest income	37,916	3,932	5,575	(39,382)	8,041

Interest on long-term debt	(671)	(46,404)	(43,644)	—	(90,719)

Other interest expense	(6,187)	(47,882)	(11,511)	39,382	(26,198)

Dividends on preferred securities of subsidiaries	—	—	—	(36,951)	(36,951)

Investment losses	—	(6,135)	—	—	(6,135)

Minority interest	—	271	6,215	(203)	6,283

Other	(770)	3,496	161	237	3,124

	30,288	(92,722)	(43,204)	(36,917)	(142,555)

Income (Loss) Before Income Taxes	(246,030)	(586,949)	144,659	273,030	(451,290)

Income Tax Provision (Benefit)	(3,174)	(216,555)	45,374	—	(174,355)

Income (Loss) Before Cumulative Effect of Accounting Change	(242,856)	(370,394)	99,285	237,030	(276,935)

Cumulative Effect of Accounting Change, Net of Taxes	—	(2,872)	—	—	(2,872)

Net Income (Loss)	(242,856)	(373,266)	99,285	237,030	(279,807)

Dividends on Preferred Securities	36,951	—	—	(36,951)	—

Net Income (Loss) Available for Common Stock	$(279,807)	$(373,266)	$99,285	$273,981	$(279,807)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Concluded)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	MCN			Eliminations
	and Other			and	Consolidated
	Subsidiaries	MCNEE	MichCon	Reclasses	Total

	Three Months Ended March 31, 2000

(in Thousands)

Net Cash Flow From Operating Activities	$1,264	$53,240	$199,221	$(8,290)	$245,435

Cash Flow From Financing Activities

Notes payable, net	(200,761)	(89,466)	(158,369)	(143)	(448,739)

Capital contributions received from (distributions paid to) affiliates, net	—	(228,987)	—	228,987	—

Dividends paid	(21,719)	—	—	—	(21,719)

Preferred securities dividends paid	(8,622)	—	—	8,622	—

Issuance of common stock	2,897	—	—	—	2,897

Reacquisition of common stock	(1,655)	—	—	—	(1,655)

Long-term commercial paper and bank borrowings, net	—	(34,138)	—	—	(34,138)

Retirement of long-term debt and preferred securities	—	(38)	(17,925)	—	(17,963)

Net cash provided from (used for) financing activities	(229,860)	(352,629)	(176,294)	237,466	(521,317)

Cash Flow From Investing Activities

Capital expenditures	(378)	(2,330)	(20,963)	—	(23,671)

Investment in debt and equity securities, net	—	(2,000)	(893)	—	(2,893)

Investment in joint ventures and subsidiaries	228,987	(28,641)	—	(228,987)	(28,641)

Sale of property and joint venture interests	—	296,340	—	(864)	295,476

Other	42	(66)	(410)	675	241

Net cash provided from (used for) investing activities	228,651	263,303	(22,266)	(229,176)	240,512

Net Increase (Decrease) in Cash and Cash Equivalents	55	(36,086)	661	—	(35,370)

Cash and Cash Equivalents, January 1	470	49,191	9,705	—	59,366

Cash and Cash Equivalents, March 31	$525	$13,105	$10,366	$—	$23,996

	Three Months Ended March 31, 1999

Net Cash Flow From Operating Activities	$20,753	$27,288	$179,713	$(24,885)	$202,869

Cash Flow From Financing Activities

Notes payable, net	(23,009)	51,066	(113,269)	1,000	(84,212)

Capital contributions received from (distributions paid to) affiliates, net	—	(28,408)	—	28,408	—

Dividends paid	(19,791)	—	(17,500)	17,500	(19,791)

Preferred securities dividends paid	(5,125)	—	—	5,125	—

Issuance of common stock	226	—	—	—	226

Reacquisition of common stock	(977)	—	—	—	(977)

Long-term commercial paper and bank borrowings, net	—	92,344	—	—	92,344

Retirement of long-term debt and preferred securities	—	(81,847)	(5,934)	—	(87,781)

Net cash provided from (used for) financing activities	(48,676)	33,155	(136,703)	52,033	(100,191)

Cash Flow From Investing Activities

Capital expenditures	(381)	(56,730)	(24,209)	—	(81,320)

Acquisitions	—	(1,602)	—	—	(1,602)

Investment in debt and equity securities, net	—	542	—	(554)	(12)

Investment in joint ventures and subsidiaries	28,258	(27,482)	(16)	(28,408)	(27,648)

Sale of property and joint venture interests	—	29,560	—	(574)	28,986

Return of investment in joint ventures	—	1,136	—	—	1,136

Other	118	(5,054)	(1,876)	2,388	(4,424)

Net cash provided from (used for) investing activities	27,995	(59,630)	(26,101)	(27,148)	(84,884)

Net Increase (Decrease) in Cash and Cash Equivalents	72	813	16,909	—	17,794

Cash and Cash Equivalents, January 1	1,400	9,036	6,603	—	17,039

Cash and Cash Equivalents, March 31	$1,472	$9,849	$23,512	$—	$34,833

INDEPENDENT ACCOUNTANTS’ REPORT

To the Board of Directors of

MCN Energy Group Inc.:

We have reviewed the accompanying condensed consolidated statements of financial position of MCN Energy Group Inc. and subsidiaries (the “Company”) as of March 31, 2000 and 1999, the related condensed consolidated statements of operations and retained earnings (deficit) for the three and twelve-month periods ended March 31, 2000 and 1999, and the condensed consolidated statements of cash flows for the three-month periods ended March 31, 2000 and 1999. These financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical review procedures to the financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated statement of financial position of the Company as of December 31, 1999, and the related consolidated statements of operations, financial position, and cash flows for the year then ended (not presented herein); and in our report dated March 21, 2000, we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph relating to a change in accounting method as described in Note 5 to those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial position as of December 31, 1999 is fairly stated, in all material respects, in relation to the consolidated statement of financial position from which it has been derived.

DELOITTE & TOUCHE LLP

Detroit, Michigan

May 11, 2000

OTHER INFORMATION

EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit
Number	Description

12-1	Computation of Ratio of Earnings to Fixed Charges for MCN Energy Group Inc.
12-2	Computation of Ratio of Earnings to Fixed Charges for MCN Energy Enterprises Inc.
15-1	Letter re unaudited interim Financial information
27-1	Financial Data Schedule

(b)  Reports on Form 8-K

None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MCN ENERGY GROUP INC.

Date: May 15, 2000

By:	/s/ GERARD KABZINSKI

Gerard Kabzinski
Vice President and Controller

EXHIBIT INDEX

Exhibit
Number	Description

12-1	Computation of Ratio of Earnings to Fixed Charges for MCN Energy Group Inc.
12-2	Computation of Ratio of Earnings to Fixed Charges for MCN Energy Enterprises Inc.
15-1	Letter re unaudited interim Financial information
27-1	Financial Data Schedule