Form 10-Q
period 2000-06-30
MCN ENERGY GROUP INC
filed 2000-08-15
CIK 837579

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000, or

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

Yes  [X]             No  [   ]

     Number of shares outstanding of each of the registrant’s classes of common stock, as of August 11, 2000:

Common Stock, par value $.01 per share: 90,212,588

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
Signature
Exhibit Index
Letter re unaudited interim
Letter re Change in Accounting Principles
Financial Data Schedule

INDEX TO FORM 10-Q

For Quarter Ended June 30, 2000

Page
Number

COVER	i

INDEX	ii

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements	22

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	1

PART II — OTHER INFORMATION

Item 5. Other Information	46

Item 6. Exhibits and Reports on Form 8-K	46

SIGNATURE	47

ii

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Results reflect Energy Marketing losses, asset sales and reduced contributions from MichCon’s gas sales program  — MCN’s earnings for the 2000 second quarter were $22.2 million or $.25 per diluted share compared with losses of $78.7 million or $.94 per share for the 1999 second quarter. Earnings for the 2000 six-month period were $91.7 million or $1.03 per diluted share compared to earnings of $10.2 million or $.12 per diluted share for the same 1999 period. Earnings for the 2000 twelve-month period were $62.5 million or $.72 per diluted share compared to losses of $149.0 million or $1.86 per share in the corresponding 1999 period. As subsequently discussed, the comparability of earnings was affected by the impact of several unusual items, merger costs and an accounting change for start-up costs. Also affecting comparability was the implementation of mark-to-market accounting for storage-related trading activities, in combination with a change in accounting for inventory (Notes 3 and 4).

	Quarter		6 Months		12 Months

	2000	1999	2000	1999	2000	1999

(in Millions, Except Per Share Amounts)

Net Income (Loss)

Diversified Energy:

Before unusual items and merger costs	$(25.5)	$(3.2)	$(31.0)	$2.3	$(55.9)	$(15.7)

Unusual items (Note 5)	45.8	(81.8)	54.1	(79.8)	42.9	(227.4)

Merger costs (Note 2)	(.9)	—	(.9)	—	(6.8)	—

	19.4	(85.0)	22.2	(77.5)	(19.8)	(243.1)

Gas Distribution:

Before unusual items and merger costs	3.5	6.3	70.4	90.6	100.0	113.7

Unusual items (Note 5f)	—	—	—	—	—	(16.7)

Merger costs (Note 2)	(.7)	—	(.9)	—	(17.7)	—

	2.8	6.3	69.5	90.6	82.3	97.0

Total Before Accounting Change:

Before unusual items and merger costs	(22.0)	3.1	39.4	92.9	44.1	98.0

Unusual items (Note 5)	45.8	(81.8)	54.1	(79.8)	42.9	(244.1)

Merger costs (Note 2)	(1.6)	—	(1.8)	—	(24.5)	—

	22.2	(78.7)	91.7	13.1	62.5	(146.1)

Accounting Change for Start-up Costs (Note 7)	—	—	—	(2.9)	—	(2.9)

	$22.2	$(78.7)	$91.7	$10.2	$62.5	$(149.0)

Diluted Earnings (Loss) Per Share

Diversified Energy:

Before unusual items and merger costs	$(.29)	$(.04)	$(.31)	$.03	$(.64)	$(.20)

Unusual items (Note 5)	.52	(.98)	.59	(.97)	.49	(2.83)

Merger costs (Note 2)	(.01)	—	(.01)	—	(.08)	—

	.22	(1.02)	.27	(.94)	(.23)	(3.03)

Gas Distribution:

Before unusual items and merger costs	.04	.08	.77	1.10	1.15	1.42

Unusual items (Note 5f)	—	—	—	—	—	(.21)

Merger costs (Note 2)	(.01)	—	(.01)	—	(.20)	—

	.03	.08	.76	1.10	.95	1.21

Total Before Accounting Change:

Before unusual items and merger costs	(.25)	.04	.46	1.13	.51	1.22

Unusual items (Note 5)	.52	(.98)	.59	(.97)	.49	(3.04)

Merger costs (Note 2)	(.02)	—	(.02)	—	(.28)	—

	.25	(.94)	1.03	.16	.72	(1.82)

Accounting Change for Start-up Costs (Note 7)	—	—	—	(.04)	—	(.04)

	$.25	$(.94)	$1.03	$.12	$.72	$(1.86)

MANAGEMENT’S DISCUSSION AND ANALYSIS (Continued)

Excluding the unusual items, merger costs and the accounting change for start-up costs, MCN’s earnings decreased $25.1 million or $.29 per diluted share in the 2000 quarter, $53.5 million or $.67 per diluted share in the 2000 six-month period and $53.9 million or $.71 per diluted share in the 2000 twelve-month period, as compared to the corresponding 1999 periods. The earnings comparisons reflect losses within the Diversified Energy group as well as reduced contributions from the Gas Distribution segment.

Inventory accounting change — As described in Note 3 to the Consolidated Financial Statements included herein, in the 2000 quarter, MCN changed its method of accounting for inventory held by its Energy Marketing segment. The consolidated financial statements of prior periods have been restated to apply the new inventory accounting method retroactively. The effect of the accounting change increased earnings as follows.

	Quarter		6 Months		12 Months

	2000	1999	2000	1999	2000	1999
(in Millions, Except Per Share Amounts)
Net Income	$26.6	$7.6	$37.2	$10.9	$38.2	$4.4

Diluted Earnings Per Share	$.30	$.09	$.40	$.13	$.44	$.05

Pending merger — MCN and DTE Energy Company (DTE) signed a definitive merger agreement dated October 4, 1999 under which DTE will acquire all outstanding shares of MCN common stock. The boards of directors and shareholders of both companies have approved the proposed merger. The transaction is subject to regulatory approvals and other customary merger conditions. Both companies continue their discussions with the Federal Trade Commission (FTC) in connection with its review of the proposed merger. Because of the length of the FTC review, it appears unlikely that the transaction will be completed before the fourth quarter of 2000. MCN recorded legal, accounting, employee benefit and other expenses associated with the merger which had the effect of reducing earnings by $1.6 million for the 2000 quarter, $1.8 million for the 2000 six-month period and $24.5 million for the 2000 twelve-month period. MCN will incur additional merger-related costs during 2000.

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

To achieve the operating efficiencies expected from the new strategic direction, MCN is reorganizing into the following business segments: Gas Distribution; Midstream & Supply; Energy Marketing; Power; and Energy Holdings. Although MCN intended to begin reporting its operating results based on the new segments in 2000, the new reporting may be delayed to 2001.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS (Continued)

Energy Marketing consists of MCN’s non-regulated marketing activities as well as trading activities. The marketing activities primarily relate to industrial and commercial customers, both inside and outside the Gas Distribution segment’s service areas. The segment also provides full-service energy solutions to business customers. Trading activities are utilized to optimize the value of storage assets.

Power develops and manages independent electric power projects that produce electricity and other useful forms of thermal energy, such as steam.

Energy Holdings manages and seeks to maximize the value of existing ventures outside MCN’s target region. It consists primarily of gas gathering and processing investments in major U.S. producing basins.

Unusual items — As discussed in MCN’s 1999 Annual Report on Form 10-K and Note 5 to the Consolidated Financial Statements included herein, MCN recorded several unusual items in the 2000 and 1999 periods consisting of gains and losses on asset sales, property write-downs, investment and contract losses, and restructuring charges. The unusual items increased earnings in the 2000 periods, and reduced earnings in the 1999 periods.

	Quarter		6 Months		12 Months

	2000	1999	2000	1999	2000	1999

(in Millions, Except Per Share Amounts)

Unusual Items (Net of Taxes)
Diversified Energy

Pipelines & Processing (Note 5a)	$15.7	$—	$17.9	$—	$17.9	$(89.5)

Electric Power (Note 5b)	28.0	—	30.3	—	27.1	(1.6)

Energy Marketing (Note 5c)	—	—	—	—	(1.6)	—

Exploration & Production (Note 5d)	2.1	(81.8)	5.9	(79.8)	(.5)	(129.6)

Corporate & Other (Note 5e)	—	—	—	—	—	(6.7)

	45.8	(81.8)	54.1	(79.8)	42.9	(227.4)

Gas Distribution (Note 5f)	—	—	—	—	—	(16.7)

	$45.8	$(81.8)	$54.1	$(79.8)	$42.9	$(244.1)

Diluted Earnings (Loss) Per Share	$.52	$(.98)	$.59	$(.97)	$.49	$(3.04)

Diversified Energy

Results reflect Energy Marketing losses and asset sales — The Diversified Energy group’s earnings were $19.4 million and $22.2 million for the 2000 quarter and six-month period, respectively, compared to losses of $85.0 million and $77.5 million for the same 1999 periods. Diversified Energy had losses of $19.8 million in the 2000 twelve-month period compared to losses of $243.1 million in the corresponding 1999 period. The comparability of results was impacted by several unusual items and merger costs, as previously discussed. Excluding the unusual items and merger costs, Diversified Energy’s earnings declined by $22.3 million, $33.3 million and $40.2 million in the 2000 quarter, six- and twelve-month periods, respectively. The results for all three 2000 periods reflect losses of the Energy Marketing segment and reduced earnings attributable to the sale of properties and joint

MANAGEMENT’S DISCUSSION AND ANALYSIS (Continued)

venture interests in the Exploration & Production (E&P), Pipelines & Processing and Electric Power segments.

	Quarter		6 Months		12 Months

	2000	1999	2000	1999	2000	1999

(in Millions)

Diversified Energy Operations

Operating Revenues*	$303.2	$309.7	$775.3	$608.3	$1,510.0	$1,086.0

Operating Expenses*

Unusual items (Note 5)	(70.4)	118.3	(83.3)	115.3	(66.0)	342.4

Merger costs (Note 2)	1.4	—	1.4	—	10.5	—

Other operating expenses	326.4	302.3	795.2	581.8	1,543.8	1,077.6

	257.4	420.6	713.3	697.1	1,488.3	1,420.0

Operating Income (Loss)	45.8	(110.9)	62.0	(88.8)	21.7	(334.0)

Equity in Earnings of Joint Ventures	5.1	11.6	15.3	23.6	42.1	56.6

Other Income & (Deductions)*

Interest income	1.1	1.5	3.2	2.0	5.4	2.8

Interest expense	(13.0)	(15.4)	(28.4)	(32.2)	(59.6)	(64.8)

Dividends on preferred securities of subsidiaries	(7.5)	(10.4)	(16.1)	(20.7)	(35.5)	(38.1)

Investment losses (Note 5d)	—	(7.5)	—	(7.5)	—	(7.5)

Other	(1.6)	1.3	(2.4)	4.6	.6	4.3

	(21.0)	(30.5)	(43.7)	(53.8)	(89.1)	(103.3)

Income (Loss) Before Income Taxes	29.9	(129.8)	33.6	(119.0)	(25.3)	(380.7)

Income Tax Provision (Benefit)	10.5	(44.8)	11.4	(41.5)	(5.5)	(137.6)

Net Income (Loss)

Before unusual items	(25.5)	(3.2)	(31.0)	2.3	(55.9)	(15.7)

Unusual items and merger costs (Notes 2 and 5)	44.9	(81.8)	53.2	(79.8)	36.1	(227.4)

	$19.4	$(85.0)	$22.2	$(77.5)	$(19.8)	$(243.1)

*	Includes intercompany transactions

Operating and Joint Venture Income

Operating and joint venture results, excluding unusual items, decreased $37.1 million, $54.7 million and $56.7 million for the 2000 quarter, six- and twelve-month periods, respectively. Results for all three 2000 periods reflect reduced contributions from the Electric Power segment as well as losses in the Energy Marketing and Corporate & Other segments. Additionally, the 2000 six-and twelve-

MANAGEMENT’S DISCUSSION AND ANALYSIS (Continued)

month periods include increased Pipelines & Processing earnings and a decline in earnings from the E&P segment.

	Quarter		6 Months		12 Months

	2000	1999	2000	1999	2000	1999

(in Millions)

Operating and Joint Venture Income (Loss)

Before Unusual Items:

Pipelines & Processing	$3.9	$4.6	$9.7	$9.6	$19.3	$15.4

Electric Power	.7	3.9	2.5	11.4	14.1	25.0

Energy Marketing	(24.4)	9.4	(20.1)	19.7	(32.8)	5.8

Exploration & Production	1.8	.2	4.5	8.2	10.9	20.3

Corporate & Other	(.1)	.9	(1.2)	1.2	(3.2)	(1.5)

	(18.1)	19.0	(4.6)	50.1	8.3	65.0

Unusual Items and Merger Costs (Notes 2 & 5)	69.0	(118.3)	81.9	(115.3)	55.5	(342.4)

	$50.9	$(99.3)	$77.3	$(65.2)	$63.8	$(277.4)

Pipelines & Processing operating and joint venture results, excluding unusual items, decreased $.7 million in the 2000 quarter, and increased $.1 million and $3.9 million in the 2000 six- and twelve-month periods, respectively. Results for all three 2000 periods were unfavorably affected by the sale of interests in pipeline projects that were located in areas outside MCN’s target region. The 2000 periods also include increased losses from Pipelines & Processing’s interest in an asphalt manufacturing plant as well as reduced contributions from certain joint ventures that had fixed returns. The asphalt facility was designed to produce annually up to 100,000 tons of high-quality asphalt. The plant is experiencing technical difficulties in producing economical quantities of asphalt and, as a result, is encountering operating losses. MCN is aggressively working to resolve the technical issues. Pipelines & Processing recorded earnings in the 1999 periods from certain joint ventures where its allocated income was based on its share of the ventures’ earnings but not less than a predetermined fixed amount. Joint venture income from these investments in the 1999 periods was based on the fixed amounts. Under the joint venture agreements, the fixed amounts were lowered or eliminated in 2000.

Pipelines & Processing’s improved operating and joint venture income for the 2000 six- and twelve-month periods reflects contributions from new and expanded gas pipeline, gathering and processing ventures. Gas processed to remove natural gas liquids (NGLs) increased .8 billion cubic feet (Bcf) and 19.7 Bcf in the 2000 six- and twelve-month periods, respectively. In addition to the higher volumes, the increased earnings are attributable to improved processing margins. The 2000 six- and twelve-month periods also reflect improved results from MCN’s 25%-owned methanol production venture resulting from higher methanol prices and margins as well as an increase in methanol volumes produced. Pipelines & Processing’s average methanol sales prices increased 33% in the 2000 six-month period and 25% in the 2000 twelve-month period. Methanol production rose

MANAGEMENT’S DISCUSSION AND ANALYSIS (Continued)

8.9 million and 11.3 million gallons for the current six- and twelve-month periods, respectively, primarily due to the shutdown of the methanol plant for scheduled maintenance in March 1999.

	Quarter		6 Months		12 Months

	2000	1999	2000	1999	2000	1999

Pipelines & Processing Statistics*

Methanol Produced (Million Gallons)	16.7	16.8	33.8	24.9	66.3	55.0

Transportation (Bcf)	28.5	53.0	72.0	101.1	179.5	192.4

Gas Processed (Bcf):

Carbon dioxide treatment	13.7	12.9	26.5	25.8	52.6	51.1

Natural gas liquids removal	14.8	22.6	32.3	31.5	73.8	54.1

	28.5	35.5	58.8	57.3	126.4	105.2

*	Includes MCN’s share of joint ventures

Electric Power operating and joint venture results, excluding unusual items, decreased $3.2 million, $8.9 million and $10.9 million in the 2000 quarter, six- and twelve-month periods, respectively. The declines in earnings for all three 2000 periods reflect the sale of interests in a number of power projects which were sold as a condition of MCN’s pending merger with DTE (Note 2). MCN sold its 23% interest in the 1,370 megawatt (MW) Midland Cogeneration Venture facility and its 33% interest in the 42 MW Carson Cogeneration facility in the 2000 first quarter. In addition, MCN sold its 50% interest in the 123 MW Michigan Power Project, its 50% interest in the 30 MW Ada Cogeneration facility and its 95% interest in the 140 MW Cobisa-Person facility in the 2000 second quarter. Also contributing to the decreases was the sale in 1999 of MCN’s 40% interest in a joint venture that held minority interests in electric distribution companies and power generation facilities in India.

	Quarter		6 Months		12 Months

	2000	1999	2000	1999	2000	1999

(Thousands of MW hours)*

Electric Power

Electricity Sales — Domestic	—	691.1	185.2	1,392.0	1,549.0	2,704.6

Electricity Sales — International	—	—	—	—	—	750.7

	—	691.1	185.2	1,392.0	1,549.0	3,455.3

*	Includes MCN’s share of joint ventures

Energy Marketing operating and joint venture results, excluding unusual items, decreased $33.8 million, $39.8 million and $38.6 million in the 2000 quarter, six- and twelve-month periods, respectively. Results for all three 2000 periods were impacted by reduced gas sales margins, significantly higher reserves for potentially uncollectible accounts receivable balances, higher storage and transportation expenses, and fair value and mark-to-market accounting adjustments.

Energy Marketing’s gas sales margins have declined in all three 2000 periods as a result of the narrowing or reversal of seasonal and geographical price differentials. As subsequently discussed, seasonal price differentials allow Energy Marketing to profit from its ability to purchase and store gas in the summer months and sell such gas in winter months. Geographical price differentials allow Energy Marketing to purchase lower priced gas in the Midcontinent/ Gulf Coast region, and transport and sell such gas at higher prices in the Midwest and Eastern Regions. The lower price differentials have reduced the value of Energy Marketing’s storage and transportation assets and

MANAGEMENT’S DISCUSSION AND ANALYSIS (Continued)

have continued into the 2000 third quarter. The decline in gas sales margins in the 2000 second quarter and six-month period is also attributable to a 56.7 Bcf and a 10.9 Bcf decrease in gas sales and exchange gas deliveries, respectively. The decline in gas sales and exchange gas deliveries is due in part to the exiting of two marketing joint ventures during 2000.

	Quarter		6 Months		12 Months

	2000	1999	2000	1999	2000	1999

(Bcf)*

Energy Marketing

Gas Sales	87.8	144.5	262.3	282.6	565.4	518.8

Exchange Gas Deliveries	.1	.1	15.0	5.6	21.3	9.9

	87.9	144.6	277.3	288.2	586.7	528.7

*	Includes MCN’s share of joint ventures

Current natural gas prices are high when compared to historical periods. Higher prices, coupled with lower margins, have resulted in financial pressures for some of Energy Marketing’s customers. As a result of these financial pressures and a customer bankruptcy filing, Energy Marketing accrued $14.5 million in the 2000 quarter for potentially uncollectible accounts receivable balances.

Energy’s Marketing’s results for the 2000 periods also include higher expenses for increased natural gas storage and transportation capacity. As discussed in MCN’s 1999 Annual Report on Form 10-K, Energy Marketing has marketing rights for 100% of the storage capacity of the 42 Bcf Washington 10 storage project which was placed in operation in July 1999. Additionally, Energy Marketing added new firm transportation capacity in 1999 with the completion of the 292-mile Portland Natural Gas Transmission System.

As discussed in Notes 3 and 4 to the Consolidated Financial Statements included herein, Energy Marketing began trading activities upon changing its operating strategy in the 2000 quarter to optimize the value of its storage assets. In connection with this change in strategy, Energy Marketing also changed to the “Fair Value” method of accounting for gas in inventory and implemented mark-to-market accounting for the related derivative financial and storage capacity contracts. The fair value accounting change and the mark-to-market adjustments had the effect of increasing Energy Marketing’s operating and joint venture income by $1.1 million, $12.2 million and $23.7 million for the 2000 quarter, six- and twelve-month periods, respectively, compared to the same 1999 periods.

	Quarter		6 Months		12 Months

	2000	1999	2000	1999	2000	1999

(in Millions, Except Per Share Amounts)

Energy Marketing Adjustments

Mark-to-Market Accounting	$(28.2)	$—	$(28.2)	$—	$(28.2)	$—

Fair Value Accounting	41.0	11.7	57.2	16.8	58.7	6.8

Pre-Tax Income	$12.8	$11.7	$29.0	$16.8	$30.5	$6.8

Net Income	$8.3	$7.6	$18.8	$10.9	$19.8	$4.4

Diluted Earnings Per Share	$.09	$.09	$.21	$.13	$.23	$.05

The traditional value of storage assets resulted from the ability to buy natural gas and inject it into storage fields during the spring to early fall period when gas demand and prices are usually their lowest. The gas is withdrawn from storage and sold in the late fall-to-winter period when demand and gas prices are traditionally their highest. There has been a change in the natural gas pricing

MANAGEMENT’S DISCUSSION AND ANALYSIS (Continued)

environment, including the narrowing or reversal of these summer-to-winter price differentials. In the 2000 quarter, Energy Marketing implemented a strategy of optimizing the value of its storage assets through financial instruments, while continuing to minimize its exposure to commodity price changes. These financial instruments and the related storage capacity contracts are considered energy trading activities under generally accepted accounting principles and are required to be marked-to-market with unrealized gains and losses recorded to earnings.

In conjunction with applying mark-to-market accounting to storage related financial instruments and capacity contracts, Energy Marketing changed its method of accounting for gas in inventory from the “Last In First Out” (LIFO) method to the “Fair Value” method. The Fair Value method allows Energy Marketing to revalue its gas in inventory each accounting period at current market prices, with unrealized gains and losses recorded to earnings. Fair Value accounting better aligns financial reporting for energy trading inventory with the way in which price risk is measured and managed as part of trading activities. Fair Value accounting for inventory, coupled with mark-to-market accounting for storage-related financial instruments and capacity contracts, is expected to remove or minimize earnings mismatches. As the value of gas in inventory increases or decreases, the value of the storage-related financial instruments is expected to move in the opposite direction and in similar amounts, thereby offsetting each other. As previously discussed, the change to Fair Value accounting required the financial statements of prior periods to be restated to apply the new accounting method retroactively.

Exploration & Production operating and joint venture income, excluding unusual items, increased $1.6 million in the 2000 quarter, and decreased $3.7 million and $9.4 million in the 2000 six- and twelve-month periods, respectively. Results for all three 2000 periods were impacted by a significant decline in overall gas production due to the sale of MCN’s Western and Midcontinent/ Gulf Coast E&P properties in early and mid-1999, as well as the sale of its Appalachian properties in December 1999. Gas and oil production decreased by 10.9 Bcf equivalent (Bcfe) in the 2000 quarter, 26.7 Bcfe in the 2000 six-month period and 43.3 Bcfe in the 2000 twelve-month period.

E&P results for 2000 were also impacted by an increase in production-related expenses and an increase in the overall average gas and oil sales prices. The higher average sales prices in the 2000 quarter, coupled with significantly lower administrative and general expenses, more than offset the effects of the increased production costs and the drop in gas and oil production, resulting in the improvement in operating and joint venture income for the current quarter. The increased production expenses reflect higher severance taxes as a result of the increase in gas and oil sales prices. Additionally, the production expenses comparison reflects the sale of non-Michigan E&P properties that had lower operating costs. The increased average sales prices are due to higher industry prices for both natural gas and oil. The impact of higher natural gas and oil sales prices on

MANAGEMENT’S DISCUSSION AND ANALYSIS (Continued)

E&P operating and joint venture income was moderated by hedging with swap and futures agreements, as discussed in the “Risk Management Strategy” section that follows.

	Quarter		6 Months		12 Months

	2000	1999	2000	1999	2000	1999

Exploration & Production Statistics

Gas and Oil Production (Bcf equivalent):

Michigan	6.2	6.9	11.9	13.9	25.4	22.7

Western, Midcontinent/ Gulf Coast & Appalachia	.5	10.7	1.4	26.1	16.7	62.7

	6.7	17.6	13.3	40.0	42.1	85.4

Production Costs (per Mcf equivalent)	$1.07	$.98	$1.05	$.88	$1.05	$.87

Average Selling Price (per Mcf equivalent)*	$2.54	$2.19	$2.60	$2.16	$2.37	$2.09

*	The average selling prices have been adjusted for amounts received or paid under hedging contracts

Risk management strategy — MCN uses futures, options and swap contracts to manage commodity price risk on its portfolio of gas and oil supply and sales agreements. MCN’s Energy Marketing business coordinates all of MCN’s hedging and trading activities to ensure compliance with risk management policies that are periodically reviewed by MCN’s Board of Directors. Certain hedging gains or losses related to gas and oil production are recorded by MCN’s E&P operations. Gains and losses on gas and oil production-related hedging transactions that are not recorded by MCN’s E&P segment are recorded by Energy Marketing.

Corporate & Other operating and joint venture results, excluding unusual items, declined $1.0 million, $2.4 million and $1.7 million for the 2000 quarter, six-and twelve-month periods, respectively. The results primarily reflect adjustments recorded in the 1999 periods that reduced or eliminated accruals for employee incentive awards that are based on MCN’s operating or stock-price performance.

Other Income and Deductions

Other income and deductions decreased $9.5 million in the 2000 quarter, and $10.1 million and $14.2 million in the 2000 six- and twelve-month periods, respectively. The results reflect a decline in interest expense and preferred dividend costs, which is attributable to the repayment of debt from proceeds received from asset sales and the issuance of common shares.

MANAGEMENT’S DISCUSSION AND ANALYSIS (Continued)

Income Taxes

The increase in income taxes in all three 2000 periods reflects the improvement in pre-tax results. Income tax comparisons were also affected by tax credits and stock-related tax benefits recorded in the 1999 periods, as well as taxes recorded in 1999 from the generation of approximately $3.6 million of undistributed foreign income in 1998.

Outlook

MCN’s new strategic direction emphasizes achieving operational efficiencies and growth through integration of existing businesses. MCN will continue pursuing new pipeline, electric power and energy marketing ventures, with an emphasis on operating projects that enhance MCN businesses within the Midwest-to-Northeast corridor. MCN has an abundance of gas storage and transportation capacity, which enhance its ability to provide reliable and custom-tailored bundled services to large-volume end users and utilities. Currently, some of the storage and transportation contracts have high-costs. MCN expects to continue pursuing alternative operating and financial strategies to optimize the value of its storage and transportation assets.

Gas Distribution

Results reflect reduced contributions from gas sales program — Gas Distribution’s earnings were $2.8 million and $69.5 million for the 2000 quarter and six-month period, respectively, resulting in decreases of $3.5 million and $21.1 million from the comparable 1999 periods. Earnings for the 2000 twelve-month period were $82.3 million, a decrease of $14.7 million from the corresponding 1999 period. As previously discussed, the 2000 periods include merger costs, and the 1999 twelve-month period includes unusual items. Excluding the merger costs and unusual items, earnings for the 2000 quarter, six-and twelve-month periods decreased $2.8 million, $20.2 million and $13.7 million, respectively, over the corresponding 1999 periods. The earnings declines for the 2000 quarter and six-month period reflect reduced contributions from the gas sales program. Warmer weather and

MANAGEMENT’S DISCUSSION AND ANALYSIS (Continued)

higher financing costs drove the earnings decline in the 2000 twelve-month period and contributed to the decline in the 2000 six-month period.

	Quarter		6 Months		12 Months

	2000	1999	2000	1999	2000	1999

Gas Distribution Operations (in Millions)
Operating Revenues*

Gas sales	$136.8	$135.6	$515.5	$578.6	$861.5	$918.6

End user transportation	25.7	23.4	64.6	50.2	118.3	89.2

Intermediate transportation	12.7	13.9	27.2	28.6	56.4	58.0

Other	19.2	19.6	40.8	44.8	80.3	77.5

	194.4	192.5	648.1	702.2	1,116.5	1,143.3

Cost of Sales	75.0	65.7	299.2	321.4	485.1	504.0

Gross Margin	119.4	126.8	348.9	380.8	631.4	639.3

Other Operating Expenses*

Operation and maintenance	60.8	67.7	127.5	138.2	267.9	268.9

Depreciation, depletion and amortization	26.5	25.1	52.9	50.0	103.0	97.5

Property and other taxes	13.8	12.9	33.0	31.5	47.4	55.9

Unusual items (Note 5f)	—	—	—	—	—	33.3

Merger costs (Note 2)	1.0	—	1.4	—	27.2	—

	102.1	105.7	214.8	219.7	445.5	455.6

Operating Income	17.3	21.1	134.1	161.1	185.9	183.7

Equity in Earnings of Joint Ventures	.1	.6	.7	1.0	1.7	1.6

Other Income and (Deductions)*

Interest income	.6	.8	1.2	1.8	1.7	5.5

Interest expense	(14.0)	(12.7)	(29.5)	(26.5)	(59.5)	(56.0)

Minority interest	(.2)	(.2)	(.3)	(.5)	(.8)	6.4

Other	.1	(.3)	.5	.1	(.7)	(.7)

	(13.5)	(12.4)	(28.1)	(25.1)	(59.3)	(44.8)

Income Before Income Taxes	3.9	9.3	106.7	137.0	128.3	140.5

Income Taxes	1.1	3.0	37.2	46.4	46.0	43.5

Net Income

Before unusual items and merger costs	3.5	6.3	70.4	90.6	100.0	113.7

Unusual items and merger costs (Notes 2 and 5f)	(.7)	—	(.9)	—	(17.7)	(16.7)

	$2.8	$6.3	$69.5	$90.6	$82.3	$97.0

*	Includes intercompany transactions

Gross Margin

Gross margin (operating revenues less cost of gas) decreased $7.4 million, $31.9 million and $7.9 million in the 2000 quarter, six- and twelve-month periods, respectively. Gross margins for the 2000 quarter and six-month period reflect lower margins generated under MichCon’s three-year gas sales program which began in January 1999 (Note 8a). Under the gas sales program, MichCon’s gas sales rates include a gas commodity component fixed at $2.95 per Mcf. As part of its gas acquisition strategy, MichCon has entered into fixed-price contracts at an average cost below $2.95 per Mcf for a substantial portion of its expected gas supply requirements in 2000 and approximately 65% of such requirements in 2001. However, gas sales margins in the 2000 first and second quarters were lower than the same 1999 periods as a result of higher fixed-price supplies.

MANAGEMENT’S DISCUSSION AND ANALYSIS (Continued)

Gross margins for the 2000 twelve-month period include higher margins generated under MichCon’s gas sales program. As a result of the gas sales program beginning in January 1999, the 2000 twelve-month period includes a full year’s contribution, whereas the 1999 twelve-month period includes only six months of contributions.

Gross margins for all three 2000 periods were affected by the number of customers who chose to purchase their gas from other suppliers under MichCon’s three-year customer choice program. Year one of this program began in April 1999 with approximately 70,000 customers choosing to participate. Year two commenced in April 2000 with the number of customers participating declining to approximately 55,000. Distribution margins are retained from these customers as MichCon continues to transport and deliver the gas to the customers’ premises.

Gross margins for all three 2000 periods were also impacted by varying weather which was 13.3% colder in the 2000 quarter, and 5.2% and .6% warmer in the 2000 six- and twelve-month periods, respectively, compared to the same 1999 periods. Additionally, the 2000 periods reflect a provision for customer refunds (Note 8b), as well as a decline in intermediate transportation revenues. Revenues from other gas-related services declined in the 2000 quarter and six-month period and increased in the 2000 twelve-month period.

	Quarter		6 Months		12 Months

	2000	1999	2000	1999	2000	1999

Effect of Weather on Gas Markets and Earnings

Percent Colder (Warmer) Than Normal	(8.1)%	(21.4)%	(13.0)%	(7.8)%	(12.2)%	(11.6)%

Increase (Decrease) From Normal in:

Gas markets (Bcf)	(1.9)	(5.3)	(18.0)	(10.4)	(26.4)	(25.4)

Net income (in Millions)	$(1.7)	$(5.1)	$(16.7)	$(10.3)	$(25.0)	$(23.7)

Diluted earnings per share	$(.02)	$(.06)	$(.18)	$(.13)	$(.29)	$(.29)

Gas sales and end user transportation revenues in total increased $3.5 million for the 2000 quarter, and decreased $48.7 million and $28.0 million for the 2000 six- and twelve-month periods, respectively. Revenues for the 2000 quarter reflect an increase in gas sales volumes and end user transportation deliveries due primarily to more normal weather. The 2000 six-and twelve-month periods reflect a decline in gas sales revenues due to lower sales volumes, partially offset by higher end user transportation revenues due to increased deliveries. Gas sales volumes decreased 13.6 Bcf in the 2000 six-month period and 16.0 Bcf in the 2000 twelve-month period due primarily to warmer weather and customers who chose to purchase their gas from other suppliers under MichCon’s customer choice program. End user transportation deliveries increased 14.7 Bcf in the 2000 six-month period and 25.6 Bcf in the 2000 twelve-month period. The improvement includes volumes associated with customers participating in the customer choice program who are reflected as end user transportation customers rather than gas sales customers. Accordingly, gas sales revenues have decreased, partially offset by an increase in end user transportation revenues, resulting in a net decrease in total operating revenues due to the gas commodity component included in gas sales rates. Partially offsetting the 2000 six- and twelve-month periods’ increase in end user transportation volumes attributable to the customer choice program was the impact of warmer weather.

The gas sales revenues comparison was impacted by a $2.4 million provision for customer refunds recorded in the 2000 quarter, and the end user transportation comparison was affected by the temporary shutdown of an industrial customer’s plant in the 1999 quarter.

MANAGEMENT’S DISCUSSION AND ANALYSIS (Continued)

Additionally, the gas sales revenues comparison for the twelve-month period was impacted by the cost of the gas commodity component of gas sales rates. As previously discussed, this gas commodity component was fixed under MichCon’s gas sales program at $2.95 per Mcf beginning in January 1999. Prior to 1999, MichCon’s sales rates were set to recover all of its reasonably and prudently incurred gas costs. The gas commodity component of MichCon’s sales increased $.12 per Mcf (4%) for the 2000 twelve-month period.

	Quarter		6 Months		12 Months

	2000	1999	2000	1999	2000	1999

(Bcf)

Gas Distribution

Gas Sales	24.8	24.1	103.0	116.6	168.1	184.1

End User Transportation	37.4	31.8	89.1	74.4	166.7	141.1

	62.2	55.9	192.1	191.0	334.8	325.2

Intermediate Transportation*	111.7	135.0	294.6	262.4	564.1	503.1

	173.9	190.9	486.7	453.4	898.9	828.3

*	Includes intercompany volumes

Intermediate transportation revenues decreased $1.2 million, $1.4 million and $1.6 million in the 2000 quarter, six- and twelve-month periods, respectively. Although revenues declined slightly, the related deliveries fluctuated significantly, decreasing 23.3 Bcf in the 2000 quarter and increasing 32.2 Bcf and 61.0 Bcf in the 2000 six- and twelve-month periods, respectively. A significant portion of the volume variations was for customers who pay a fixed fee for intermediate transportation capacity regardless of actual usage. Although volumes associated with these fixed-fee customers may vary, the related revenues are not affected. The decrease in intermediate transportation revenues is due to non fixed-fee customers shifting volumes from a higher rate to a lower rate transportation route.

Other operating revenues decreased $.4 million and $4.0 million in the 2000 quarter and six-month period, respectively, and increased $2.8 million in the 2000 twelve-month periods. Revenues in the 2000 six-month period reflect a decline in storage revenues, partially offset by an increase in late payment fees and revenues from providing appliance maintenance services. The increase in the 2000 twelve-month period is attributable to revenues from the acquisition of three heating and cooling firms in October 1998, as well as higher late payment fees and appliance maintenance revenues.

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

Cost of gas sales increased $9.3 million in the 2000 quarter, and decreased $22.2 million and $18.9 million in the 2000 six- and twelve-month periods, respectively. The cost of sales variations primarily reflects weather-driven gas sales volumes as well as changes in sales volumes associated with customers who have chosen to purchase gas from other suppliers under MichCon’s customer

MANAGEMENT’S DISCUSSION AND ANALYSIS (Continued)

choice program. Also impacting cost of sales was an increase in the price paid for gas purchased of $.10 per Mcf (4%) in the 2000 quarter and $.11 per Mcf (4%) in both the 2000 six- and twelve-month periods. Additionally, the comparison was impacted by the cost of sales associated with the operations of the three heating and cooling companies acquired in October 1998.

Other Operating Expenses

Operation and maintenance expenses decreased $6.9 million, $10.7 million and $1.0 million in the 2000 quarter, six- and twelve-month periods, respectively. The decreases are attributable to lower employee benefit costs, primarily pension costs. The 2000 six- and twelve-month periods also benefited from the receipt of insurance proceeds resulting from the settlement of environmental claims with certain insurance carriers. As discussed in MCN’s 1999 Annual Report on Form 10-K, the settlement has allowed MichCon to recover previously incurred costs and resolved the carriers’ liabilities for future costs of environmental investigation and remediation at former manufactured gas plant sites.

Partially offsetting the improvement in the 2000 twelve-month period were additional computer system support costs associated with MichCon’s new customer information system, higher injuries and damages costs, and higher employee incentive payments.

Depreciation and depletion increased $1.4 million, $2.9 million and $5.5 million in the 2000 quarter, six-and twelve-month periods, respectively, reflecting depreciation on higher plant balances.

Property and other taxes increased $.9 million and $1.5 million in the 2000 quarter and six-month period, respectively, and decreased $8.5 million in the 2000 twelve-month period. All three 2000 periods were impacted by taxes on higher plant balances. However, the effect of higher plant balances in the 2000 twelve-month period was more than offset by a change in the calculation of the value of personal property subject to taxation by local taxing jurisdictions. MichCon has pending tax appeals with various local taxing jurisdictions to recover excess payments made in prior years based on the revised calculation. This calculation change, coupled with the favorable impact of new valuation tables approved by the Michigan State Tax Commission (STC) in November 1999, is expected to lower Gas Distribution’s personal property taxes by approximately $8 million annually beginning in July 2000. Several local taxing jurisdictions have taken legal action against the State of Michigan to prevent the STC from implementing the new valuation tables (Note 12a).

Unusual items of $33.3 million in the 1999 twelve-month period reflects a $24.8 million impairment of certain gas gathering properties in northern Michigan as well as an $8.5 million write-down of an investment in a small Missouri natural-gas distribution company (Note 5f).

Merger costs of $1.0 million, $1.4 million and $27.2 million in the 2000 quarter, six- and twelve-month periods, respectively, include legal, consulting, accounting, employee benefit and other expenses associated with the pending merger between MCN and DTE Energy Company (Note 2).

Equity in Earnings of Joint Ventures

Equity in earnings of joint ventures decreased $.5 million and $.3 million in the 2000 quarter and six-month period, respectively, due to losses from Gas Distribution’s 47.5% interest in a Missouri gas distribution company.

MANAGEMENT’S DISCUSSION AND ANALYSIS (Continued)

Other Income and Deductions

Other income and deductions increased $1.1 million, $3.0 million and $14.5 million in the 2000 quarter, six- and twelve-month periods, respectively. All three 2000 periods reflect higher interest costs primarily due to an increase in the average balance of long-term debt outstanding, interest on customer refunds as well as a decline in interest capitalized relating to construction activities. Additionally, the other income and deductions increase in the 2000 twelve-month period is attributable to lower interest income resulting from the repayment of funds loaned to MCN. Other income and deductions in the 1999 twelve-month period include a change in minority interest reflecting the joint venture partners’ share of the write-down of the gas gathering properties (Note 5f).

Income Taxes

Income taxes for all three 2000 periods were impacted by a decrease in pre-tax earnings. Income tax comparisons were also affected by the favorable resolution of prior years’ tax issues.

Outlook

Gas Distribution’s strategy is to expand its role as the preferred provider of natural gas and high-value energy services within Michigan. Accordingly, Gas Distribution’s objectives are to increase revenues and control costs in order to deliver strong shareholder returns and provide customers with high-quality service at competitive prices.

MichCon has begun, and plans to continue capitalizing on opportunities resulting from the gas industry restructuring. MichCon is currently operating under its Regulatory Reform Plan, which includes a comprehensive experimental three-year customer choice program that is designed to offer all sales customers added choices and greater price certainty. Year two of the customer choice program began April 1, 2000, and approximately 55,000 customers have chosen to purchase natural gas from suppliers other than MichCon. There are approximately 15,000 fewer customers participating in year two of the plan than in year one as a result of fewer natural gas marketers participating due to higher gas prices.

As discussed in MCN’s 1999 Annual Report on Form 10-K, the Regulatory Reform Plan also suspended the GCR mechanism for customers who continue to purchase gas from MichCon, and fixed the gas commodity component of MichCon’s sales rates at $2.95 per Mcf. The suspension of the GCR mechanism allows MichCon to profit from its ability to purchase gas at less than $2.95 per Mcf. The plan also increases MichCon’s risk associated with generating margins that cover its gas costs. As part of its gas acquisition strategy, MichCon entered into fixed-price contracts at an average cost below $2.95 per Mcf for a substantial portion of its expected supply requirements in 2000 and approximately 65% of such requirements in 2001. However, margins are expected to be lower in future periods as MichCon’s fixed-price supplies in 2000 and 2001 are at prices higher than those paid in 1999. MichCon expects to meet its remaining gas supply requirements for 2000 and 2001 through open-market gas purchases, supplemented with gas from storage. Margins in future periods could decline further if gas prices remain at their current levels, which are high compared to historical periods. The level of margins generated from selling gas will also be affected by actual gas sales volumes, which will fluctuate as a result of changes in weather and the number of customers who ultimately choose to purchase gas from suppliers other than MichCon.

The State of Michigan is continuing its initiatives designed to give all of Michigan’s natural gas customers added choices and the opportunity to benefit from lower gas costs resulting from

MANAGEMENT’S DISCUSSION AND ANALYSIS (Continued)

competition. Although MichCon supports customer choice initiatives, management is concerned with the structure of the current three-year customer choice and gas sales programs which fixed the gas commodity component of its sales rates at $2.95 per Mcf. MichCon is unable to adjust its sales prices to levels that are responsive to changes in the marketplace. Given the current environment of high gas prices, MichCon could incur losses on incremental volumes associated with unexpected demand, such as volumes resulting from colder weather or additional gas sales customers. MichCon is exploring its options to minimize its exposure to price risk, including supplementing its fixed-price supplies with heavier reliance on withdrawals from storage and seeking regulatory or legislative reform.

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

CAPITAL RESOURCES AND LIQUIDITY

	6 Months

	2000	1999

(in Millions)

Cash and Cash Equivalents

Cash Flow Provided From (Used For):

Operating activities	$308.2	$290.9

Financing activities	(632.7)	(249.3)

Investing activities	289.3	(38.6)

Net Increase (Decrease) in Cash and Cash Equivalents	$(35.2)	$3.0

Operating Activities

MCN’s cash flow provided from operating activities increased $17.3 million during the 2000 six-month period compared to the same 1999 period. The increase was due primarily to lower working capital requirements, partially offset by lower earnings, after adjusting for non-cash items (depreciation, unusual items, change in accounting and deferred taxes).

Financing Activities

MCN’s cash flow used for financing activities increased $383.4 million during the 2000 six-month period. The change primarily reflects greater debt repayments, net of debt issuances, in the 2000 six-month period, compared to the same 1999 period. The debt repayments were made with proceeds from the sale of assets. A summary of MCN’s significant financing activities and financing plans follows.

MCN’s FELINE PRIDES securities matured on May 16, 2000. Each security initially represented a stock purchase contract and a preferred security. Under each stock purchase contract, MCN was obligated to sell, and the FELINE PRIDES holder was obligated to purchase between 1.4132 and 1.7241 shares of MCN common stock for $50. The number of MCN common shares purchased

MANAGEMENT’S DISCUSSION AND ANALYSIS (Continued)

totaled approximately 4.6 million. Each FELINE PRIDES holder had the option to use the preferred securities, treasury securities or cash to satisfy the $50 purchase commitment. Holders of approximately 99% of the FELINE PRIDES used their preferred securities to purchase MCN common shares. The remaining holders purchased their MCN shares with cash totaling $1.5 million.

MCN had a $290 million revolving credit agreement that expired in July 2000 and was not renewed. There were no amounts outstanding under the credit agreement at June 30, 2000.

Diversified Energy

The Diversified Energy group maintains credit lines that support its commercial paper program, which is used to finance capital investments and to finance Energy Marketing’s working capital requirements. Diversified Energy has established credit lines to allow for borrowings under a 364-day revolving credit facility and a three-year revolving credit facility. The 364-day facility was renewed in July 2000 and was increased from $200 million to $300 million. The three-year facility totals $200 million and expires in July 2001. During the first six months of 2000, Diversified Energy’s commercial paper and bank borrowings outstanding decreased by $133.1 million, leaving borrowings of $219.2 million outstanding under this program at June 30, 2000.

MCN received approximately $411.7 million during the 2000 six-month period from the sale of assets and joint venture interests which was used to repay outstanding debt. Proceeds from additional sales are expected in 2000 and will be used to repay outstanding borrowings and for general corporate purposes.

Gas Distribution

Gas Distribution maintains a relatively consistent amount of cash and cash equivalents through the use of short-term borrowings. Short-term borrowings are normally reduced in the first part of each year as gas inventories are depleted and funds are received from winter heating sales. During the latter part of the year, Gas Distribution’s short-term borrowings normally increase as funds are used to finance increases in gas inventories and customer accounts receivable. To meet its seasonal short-term borrowing needs, Gas Distribution normally issues commercial paper that is backed by credit lines with several banks. MichCon has established credit lines to allow for borrowings under a 364-day revolving credit facility and a three-year revolving credit facility. The 364-day facility was renewed in July 2000 and was increased from $150 million to $200 million. The three-year facility totals $150 million and expires in July 2001. During the first six months of 2000, MichCon repaid $194.1 million of commercial paper, leaving borrowings of $41.8 million outstanding under this program at June 30, 2000.

In March 2000, MichCon repaid $12.3 million of term debt of a non-utility subsidiary that was scheduled to mature in 2006. Additionally, MichCon repaid $20 million of first mortgage bonds that matured in May 2000.

Investing Activities

MCN’s cash flow relating to investing activities changed $327.9 million in the 2000 six-month period compared to the same 1999 period. The change was due primarily to proceeds from the sale of assets and joint venture interests and lower capital investments.

MANAGEMENT’S DISCUSSION AND ANALYSIS (Continued)

Capital investments equaled $130.2 million in the 2000 six-month period compared to $263.8 million for the same period in 1999. The 2000 investments include significantly lower levels of investments within the Diversified Energy Group.

	6 Months

	2000	1999

(in Millions)

Capital Investments

Consolidated Capital Expenditures:

Electric Power	$.7	$31.9

Exploration & Production	2.2	70.2

Gas Distribution	50.0	58.4

Other	4.0	2.4

	56.9	162.9

MCN’s Share of Joint Venture Capital Expenditures:*

Pipelines & Processing	57.2	51.1

Electric Power	16.0	15.1

Other	.1	.1

	73.3	66.3

Acquisitions	—	34.6

Total Capital Investments	$130.2	$263.8

*  A portion of joint venture capital expenditures is financed with joint venture debt

Outlook

2000 capital investments to approximate $325 million — MCN’s revised strategic direction will result in capital investments in future years of approximately $150 million to $350 million annually – significantly lower than in the past several years.

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

MARKET RISK INFORMATION
As discussed in MCN’s 1999 Annual Report on Form 10-K, MCN manages commodity price and interest rate risk through the use of various derivative instruments. Prior to April 2000, MCN generally limited the use of such instruments to hedging activities. In the 2000 second quarter, MCN’s Energy Marketing segment began using derivative instruments for trading activities. A discussion and analysis of the events and factors that have changed MCN’s market risk follows.

Commodity Price Risk

Hedging Activities

Natural gas and oil futures, options and swap agreements are used to manage Diversified Energy’s exposure to the risk of market price fluctuations on gas sale and purchase contracts, gas and oil production and gas inventories. There has been a significant increase in gas and oil prices since December 1999. As a result of the increases, there have been material changes in the outcome of the

MANAGEMENT’S DISCUSSION AND ANALYSIS (Continued)

sensitivity analysis performed for commodity price risk at June 30, 2000 as compared to December 31, 1999.

As discussed in MCN’s 1999 Annual Report on Form 10-K, a sensitivity analysis calculates the change in fair values of MCN’s natural gas and oil futures and swap agreements given a hypothetical 10% increase or decrease in commodity prices utilizing applicable forward commodity rates in effect at the end of the reporting period.

The results of the sensitivity analysis calculations follow:

	June 30, 2000		December 31, 1999

	Assuming	Assuming	Assuming	Assuming
	a 10%	a 10%	a 10%	a 10%
	Increase in	Decrease in	Increase in	Decrease in
	Commodity	Commodity	Commodity	Commodity
	Prices	Prices	Prices	Prices

(in Millions)
Commodity Price Sensitive:*

Swaps: Pay fixed/receive variable	$109.3	$(109.3)	$89.8	$(89.8)

Pay variable/receive fixed	$(90.7)	$90.7	$(81.1)	$81.1

Futures: Longs	$4.5	$(4.5)	$5.0	$(5.0)

Shorts	$(.1)	$.1	$(2.1)	$2.1

*	Includes only the risk related to the derivative instruments that serve as hedges and does not include the related underlying hedged item

Trading Activities

In the 2000 second quarter, MCN’s Energy Marketing segment began trading activities and revised its operating strategy to optimize the value of its storage assets. The strategy includes using natural gas futures and swap agreements that are marked-to-market under generally accepted accounting principles (Note 4). At June 30, 2000, these swap agreements and futures contracts totaled 28.2 Bcf, have a notional value of $111.1 million and have maturities extending through 2001.

The results of the sensitivity analysis calculations previously discussed follow:

	June 30, 2000		December 31, 1999

	Assuming	Assuming	Assuming	Assuming
	a 10%	a 10%	a 10%	a 10%
	Increase in	Decrease in	Increase in	Decrease in
	Commodity	Commodity	Commodity	Commodity
	Prices	Prices	Prices	Prices

(in Millions)
Commodity Price Sensitive:**

Swaps: Pay fixed/receive variable	$1.0	$(1.0)	N/A	N/A

Pay variable/receive fixed	$(8.3)	$8.3	N/A	N/A

Futures: Longs	$1.0	$(1.0)	N/A	N/A

Shorts	$(1.9)	$1.9	N/A	N/A

**	Includes only the risk related to the derivative instruments and does not include the related gas in inventory and storage capacity contracts

MANAGEMENT’S DISCUSSION AND ANALYSIS (Continued)

Interest Rate Risk

MCN is subject to interest rate risk in connection with the issuance of variable- and fixed-rate debt and preferred securities. In order to manage interest costs, MCN uses interest rate swap agreements to exchange fixed- and variable-rate interest payment obligations over the life of the agreements without exchange of the underlying principal amounts. During the 2000 six-month period, there have not been any events or factors that have caused any material changes to MCN’s interest rate risk.

NEW ACCOUNTING PRONOUNCEMENTS
Derivative and Hedging Activities — In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” effective for fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB Statement No. 133.” SFAS No. 137 changes the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000.

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

MCN manages commodity price risk and interest rate risk through the use of various derivative instruments. MCN also uses derivative instruments to optimize the value of its storage assets. The effects of SFAS No. 133 on MCN’s financial statements are subject to fluctuations in the market value of derivative instruments which are, in turn, affected by variations in gas and oil prices and in interest rates. Accordingly, management cannot quantify the effects of adopting SFAS No. 133 at this time.

MCN initiated a corporate-wide plan in 1998 to address the issues associated with adopting SFAS No. 133. The plan consists of: i) inventorying and categorizing derivatives; ii) assessing risk management policies and determining the effectiveness of hedging methodologies; iii) modeling the impact of hedging strategies; and iv) assessing processes and technology requirements. MCN does not expect any complications in completing the plan or having the related computer systems operational by the end of 2000.

Revenue Recognition — In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements.” SAB No. 101 summarized certain of the SEC’s views in applying generally accepted accounting principles to recognizing revenues. SAB 101 will be effective for MCN in the fourth quarter of 2000. Management does not expect SAB No. 101 to have a material effect on MCN’s financial statements.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve certain risks and uncertainties as set forth in MCN’s 1999 Annual Report on Form 10-K.

MANAGEMENT’S DISCUSSION AND ANALYSIS (Concluded)

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

CONSOLIDATED STATEMENT OF FINANCIAL POSITION (Unaudited)

	June 30		December 31

		1999	1999
		(Restated)	(Restated)
	2000	Note 3	Note 3

(in Thousands)

ASSETS

Current Assets

Cash and cash equivalents, at cost (which approximates market value)	$24,201	$20,076	$59,366

Accounts receivable, less allowance for doubtful accounts of $36,812, $15,344 and $20,720, respectively	387,852	326,648	546,689

Accrued unbilled revenues	18,435	20,516	100,439

Gas in inventory (Note 9)	164,985	120,927	179,826

Property taxes assessed applicable to future periods	39,487	50,595	62,651

Deferred income taxes	41,570	—	32,508

Assets from trading activities (Note 4)	6,326	—	—

Other	53,509	46,178	51,043

	736,365	584,940	1,032,522

Deferred Charges and Other Assets

Deferred income taxes	—	28,457	14,549

Investments in debt and equity securities	100,797	70,516	72,077

Deferred swap losses and receivables (Note 13)	110,820	64,567	43,907

Deferred environmental costs	28,422	31,174	31,173

Prepaid benefit costs	184,824	132,805	156,276

Other	102,963	114,501	108,288

	527,826	442,020	426,270

Investments in and Advances to Joint Ventures

Pipelines & Processing	538,592	568,921	575,684

Electric Power	31,072	248,456	145,684

Energy Marketing	23,624	27,299	21,512

Gas Distribution	2,677	1,978	2,898

Other	17,986	18,694	18,194

	613,951	865,348	763,972

Property, Plant and Equipment

Pipelines & Processing	48,577	46,902	46,480

Exploration & Production (Note 5d)	564,672	753,357	573,514

Gas Distribution	3,051,228	2,970,482	3,016,231

Other	76,254	65,139	76,245

	3,740,731	3,835,880	3,712,470

Less — Accumulated depreciation and depletion	1,758,433	1,685,079	1,697,212

	1,982,298	2,150,801	2,015,258

	$3,860,440	$4,043,109	$4,238,022

The notes to the consolidated financial statements are an integral part of this statement

CONSOLIDATED STATEMENT OF FINANCIAL POSITION (Unaudited)

	June 30		December 31

		1999	1999
		(Restated)	(Restated)
	2000	Note 3	Note 3

(in Thousands)

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities

Accounts payable	$347,345	$252,791	$296,139

Notes payable	102,279	346,809	617,755

Current portion of long-term debt and capital lease obligations	186,176	46,351	28,102

Gas inventory equalization (Note 9)	43,012	22,773	—

Federal income, property and other taxes payable	44,726	43,201	68,500

Gas payable	25,264	38,108	23,422

Liabilities from trading activities (Note 4)	22,793	—	—

Customer deposits	15,613	15,856	17,707

Other	120,073	84,551	146,949

	907,281	850,440	1,198,574

Deferred Credits and Other Liabilities

Deferred income taxes	36,079	—	—

Unamortized investment tax credit	27,053	29,082	28,022

Tax benefits amortizable to customers	134,996	128,869	136,236

Deferred swap gains and payables (Note 13)	128,311	62,617	64,962

Accrued environmental costs	27,126	34,704	28,068

Minority interest	1,651	10,529	11,096

Other	102,181	74,857	91,613

	457,397	340,658	359,997

Long-Term Debt, including capital lease obligations	1,223,215	1,463,756	1,457,617

MCN-Obligated Mandatorily Redeemable Preferred Securities of Subsidiaries Holding Solely Debentures of MCN	272,343	502,232	402,922

Commitments and Contingencies (Note 12)

Common Shareholders’ Equity

Common stock	902	855	857

Additional paid-in capital	1,093,570	966,956	960,176

Retained earnings (deficit)	(71,664)	(45,995)	(119,677)

Accumulated other comprehensive loss (Note 11)	(188)	(13,505)	(156)

Yield enhancement, contract and issuance costs	(22,416)	(22,288)	(22,288)

	1,000,204	886,023	818,912

	$3,860,440	$4,043,109	$4,238,022

The notes to the consolidated financial statements are an integral part of this statement

CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended		Twelve Months Ended
	June 30		June 30		June 30

		1999		1999		1999
		(Restated)		(Restated)		(Restated)
	2000	Note 3	2000	Note 3	2000	Note 3

(in Thousands, Except Per Share Amounts)

Operating Revenues	$494,200	$500,470	$1,413,951	$1,302,170	$2,611,185	$2,215,164

Operating Expenses

Cost of sales	353,236	314,948	1,005,305	788,833	1,831,464	1,342,062

Operation and maintenance	95,030	98,477	186,422	200,427	397,217	403,339

Depreciation, depletion and amortization	34,747	42,162	68,966	87,337	146,267	175,580

Property and other taxes	15,940	16,270	37,533	37,928	56,802	68,768

Property write-downs, contract losses and restructuring charges (Note 5)	—	52,000	—	52,000	9,782	319,796

Gains and losses on sale of assets, net (Note 5)	(70,388)	66,333	(83,263)	63,328	(75,766)	55,930

Merger costs (Note 2)	2,459	—	2,821	—	37,677	—

	431,024	590,190	1,217,784	1,229,853	2,403,443	2,365,475

Operating Income (Loss)	63,176	(89,720)	196,167	72,317	207,742	(150,311)

Equity in Earnings of Joint Ventures	5,158	12,166	15,937	24,624	43,699	58,251

Other Income and (Deductions)

Interest income	1,706	2,369	4,454	3,865	7,164	8,595

Interest on long-term debt	(23,123)	(21,604)	(46,632)	(43,506)	(92,557)	(92,899)

Other interest expense	(4,022)	(6,682)	(11,376)	(15,317)	(26,401)	(28,058)

Dividends on preferred securities of subsidiaries	(7,437)	(10,334)	(16,059)	(20,669)	(35,529)	(38,055)

Investment losses (Note 5d)	—	(7,456)	—	(7,456)	—	(7,456)

Minority interest (Note 5f)	(309)	(420)	(794)	(739)	(1,667)	6,498

Other	(1,388)	1,254	(1,383)	4,904	496	3,107

	(34,573)	(42,873)	(71,790)	(78,918)	(148,494)	(148,268)

Income (Loss) Before Income Taxes	33,761	(120,427)	140,314	18,023	102,947	(240,328)

Income Tax Provision (Benefit)	11,582	(41,783)	48,624	4,928	40,410	(94,177)

Income (Loss) Before Cumulative Effect of Accounting Change	22,179	(78,644)	91,690	13,095	62,537	(146,151)

Cumulative Effect of Accounting Change for Start-up Costs (Note 7)	—	—	—	(2,872)	—	(2,872)

Net Income (Loss)	$22,179	$(78,644)	$91,690	$10,223	$62,537	$(149,023)

Basic Earnings (Loss) Per Share (Note 10)

Before cumulative effect of accounting change	$.25	$(.94)	$1.06	$.16	$.73	$(1.82)

Cumulative effect of accounting change for start-up costs (Note 7)	—	—	—	(.03)	—	(.04)

	$.25	$(.94)	$1.06	$.13	$.73	$(1.86)

Diluted Earnings (Loss) Per Share (Note 10)

Before cumulative effect of accounting change	$.25	$(.94)	$1.03	$.16	$.72	$(1.82)

Cumulative effect of accounting change for start-up costs (Note 7)	—	—	—	(.04)	—	(.04)

	$.25	$(.94)	$1.03	$.12	$.72	$(1.86)

Average Common Shares Outstanding

Basic	87,840	83,413	86,673	81,424	86,012	80,242

Diluted	88,510	83,413	90,882	82,514	86,645	80,242

Dividends Declared Per Share	$.2550	$.2550	$.5100	$.5100	$1.0200	$1.0200

CONSOLIDATED STATEMENT OF RETAINED EARNINGS (DEFICIT) (Unaudited)

	Three Months Ended		Six Months Ended		Twelve Months Ended
	June 30		June 30		June 30

		1999		1999		1999
		(Restated)		(Restated)		(Restated)
	2000	Note 3	2000	Note 3	2000	Note 3

(in Thousands)

Balance — Beginning of Period	$(82,858)	$62,775	$(120,081)	$(2,977)	$(45,400)	$190,548

Add — Cumulative effect on prior years of change in accounting for inventory (Note 3)	10,973	(8,191)	404	(11,515)	(595)	(4,996)

Add — Net Income (Loss)	22,179	(78,644)	91,690	10,223	62,537	(149,023)

	(49,706)	(24,060)	(27,987)	(4,269)	16,542	36,529

Deduct — Cash Dividends Declared	21,958	21,935	43,677	41,726	88,206	82,524

Balance — End of Period	$(71,664)	$(45,995)	$(71,664)	$(45,995)	$(71,664)	$(45,995)

The notes to the consolidated financial statements are an integral part of these statements

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30

		1999
		(Restated)
	2000	Note 3

(in Thousands)

Cash Flow From Operating Activities

Net income	$91,690	$10,223

Adjustments to reconcile net income to net cash provided from operating activities Depreciation, depletion and amortization:

Per statement of operations	68,966	87,337

Charged to other accounts	4,687	4,423

Unusual items, net of taxes (Note 5)	(50,690)	83,365

Cumulative effect of accounting change, net of taxes (Note 7)	—	2,872

Deferred income taxes — current	(9,062)	3,614

Deferred income taxes and investment tax credits, net	21,142	65,246

Equity in earnings of joint ventures, net of distributions	(3,864)	(8,256)

Other	(10,146)	(1,118)

Changes in assets and liabilities, exclusive of changes shown separately	195,521	43,262

Net cash provided from operating activities	308,244	290,968

Cash Flow From Financing Activities

Notes payable, net	(515,476)	(272,042)

Dividends paid	(43,677)	(41,726)

Issuance of common stock	4,642	135,120

Reacquisition of common stock	(2,079)	(783)

Issuance of long-term debt	—	106,535

Long-term commercial paper and bank borrowings, net (Note 15)	(35,761)	92,344

Retirement of long-term debt and preferred securities (Note 15)	(40,221)	(268,773)

Other	(128)	—

Net cash used for financing activities	(632,700)	(249,325)

Cash Flow From Investing Activities

Capital expenditures	(56,918)	(159,880)

Acquisitions	—	(31,153)

Investment in debt and equity securities, net	(6,936)	(2,597)

Investment in joint ventures	(63,812)	(39,991)

Sale of property and joint venture interests (Notes 5 and 6)	411,736	200,705

Other	5,221	(5,690)

Net cash provided from (used for) investing activities	289,291	(38,606)

Net Increase (Decrease) in Cash and Cash Equivalents	(35,165)	3,037

Cash and Cash Equivalents, January 1	59,366	17,039

Cash and Cash Equivalents, June 30	$24,201	$20,076

Changes in Assets and Liabilities, Exclusive of Changes Shown Separately

Accounts receivable, net	$39,155	$72,787

Accrued unbilled revenues	82,004	67,372

Gas in inventory	14,841	8,051

Accrued/deferred gas cost recovery revenues, net	—	(19,795)

Prepaid/accrued benefit costs, net	(27,984)	(20,422)

Accounts payable	51,206	(46,758)

Federal income, property and other taxes payable	(23,774)	(35,194)

Gas payable	1,842	(3,821)

Asset/ Liability from trading activity	16,467	—

Gas inventory equalization	43,012	22,967

Other current assets and liabilities, net	(10,413)	7,190

Other deferred assets and liabilities, net	9,165	(9,115)

	$195,521	$43,262

Supplemental Disclosures

Cash paid during the year for:

Interest, net of amounts capitalized	$63,159	$71,640

Federal income taxes	$4,000	$3,550

Noncash investing and financing activities:

FELINE PRIDES settlement (Note 16)	$130,721	$—

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

2.  MERGER AGREEMENT WITH DTE ENERGY COMPANY

As discussed in MCN’s 1999 Annual Report on Form 10-K, MCN and DTE Energy Company (DTE) signed a definitive merger agreement, dated October 4, 1999, under which DTE will acquire all outstanding shares of MCN common stock. The boards of directors and the shareholders of both companies have approved the proposed merger. The transaction is subject to regulatory approvals and other customary merger conditions. Both companies continue their discussions with the Federal Trade Commission (FTC) in connection with its review of the proposed merger. Because of the length of the FTC review, it appears unlikely that the transaction will be completed before the fourth quarter of 2000.

As a result of the pending merger, MCN has incurred merger-related costs which include legal, accounting, consulting, employee benefit and other expenses. These costs had the effect of decreasing earnings by $2,459,000 pre-tax ($1,598,000 net of taxes), $2,821,000 pre-tax ($1,834,000 net of taxes) and $37,677,000 pre-tax ($24,490,000 net of taxes) for the three-, six- and twelve-month periods ended June 30, 2000, respectively.

Furthermore, pursuant to the merger agreement, MCN sold its interest in five power projects, four of which are defined as “Qualifying Facilities” (QFs) under the Public Utility Regulatory Policies Act of 1978, as amended. This act limits the interest in a project that can be owned by electric utilities while maintaining the project’s status as a QF. In the first quarter of 2000, MCN completed the sale of its 23% interest in the Midland Cogeneration Venture (MCV), a QF located in Michigan, and its 33 1/3% interest in the Carson Cogeneration facility, a QF located in California. In the second quarter of 2000, MCN completed the sale of its 50% interest in the Michigan Power Project, a QF located in Michigan, its 50% interest in the Ada Cogeneration facility, a QF located in Michigan, and its 95% interest in the Cobisa-Person facility, a 140 megawatt (MW) power plant under construction in New Mexico.

3.  CHANGE IN ACCOUNTING FOR INVENTORY

During the second quarter of 2000, MCN’s Energy Marketing segment began trading activities. Under Emerging Issues Task Force (EITF) Issue No. 98-10, “Accounting for Energy Trading and Risk Management Activities,” these activities are marked-to-market with unrealized gains and losses recorded to earnings (Note 4). In connection with entering into these energy trading activities, MCN changed its method of accounting for natural gas inventory held by Energy Marketing from the Last In First Out (LIFO) method to the Fair Value method.

Fair Value accounting for energy trading inventories is preferable because: (1) it better informs users of the financial statements of the company’s net commodity price risk with respect to its

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

energy trading activities; (2) it better aligns financial reporting for energy trading inventory with the way in which price risk is measured and managed as part of trading activities; and (3) the company expects to continue its future involvement with trading activities.

In accordance with Accounting Principles Board Opinion No. 20, “Accounting Changes,” the financial statements of prior periods have been restated to apply the new inventory accounting method retroactively. The effect of the accounting change on net income for the periods ended June 30 follows:

	Three Months		Six Months		Twelve Months
	Ended		Ended		Ended
	June 30,		June 30,		June 30,

(in Thousands, Except Per	2000	1999	2000	1999	2000	1999
Share Amounts)
Net Income (Loss)

LIFO method	$(4,445)	$(86,240)	$54,497	$(697)	$24,345	$(153,424)

Effect of accounting change	26,624	7,596	37,193	10,920	38,192	4,401

Fair Value method	$22,179	$(78,644)	$91,690	$10,223	$62,537	$(149,023)

Basic Earnings (Loss) Per Share

LIFO method	$(.05)	$(1.03)	$.63	$(.01)	$.28	$(1.91)

Effect of accounting change	.30	.09	.43	.14	.45	.05

Fair Value method	$.25	$(0.94)	$1.06	$.13	$.73	$(1.86)

Diluted Earnings (Loss) Per Share

LIFO method	$(.05)	$(1.03)	$.63	$(.01)	$.28	$(1.91)

Effect of accounting change	.30	.09	.40	.13	.44	.05

Fair Value method	$.25	$(0.94)	$1.03	$.12	$.72	$(1.86)

The balances of retained earnings for all prior periods have been adjusted for the effect of applying retroactively the new inventory accounting method.

4. TRADING ACTIVITIES

During the second quarter of 2000, MCN’s Energy Marketing segment began trading activities by entering into financial transactions that better utilize its gas storage capacity and assets. Energy Marketing utilizes forward contracts, futures contracts, swap agreements, and natural gas inventories as part of its trading strategy. Financial instruments and storage capacity contracts used in connection with trading activities are marked-to-market and recorded at their fair value in the Consolidated Statement of Financial Position and are shown as “Assets and Liabilities from Trading Activities.” Energy Marketing’s gas inventory is also recorded at its fair value (Notes 3 and 9). Unrealized gains and losses from newly originated contracts, financial instruments, storage contracts and inventories are recognized in revenues in the Consolidated Statement of Operations. The net unrealized loss included in revenues from marking-to-market MCN’s financial instruments and storage contracts utilized in trading activities for the three-, six-and twelve-month periods ended June 30, 2000 was $28,215,000 pre-tax ($18,340,000 net of taxes). The net unrealized gains included in revenues from marking-to-market MCN’s gas inventory for the three-, six- and twelve-month periods ended June 30, 2000 was $40,960,000 pre-tax ($26,624,000 net of taxes),

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

$57,220,000 pre-tax ($37,193,000 net of taxes) and $58,756,000 pre-tax ($38,192,000 net of taxes), respectively.

5.  UNUSUAL ITEMS

     a.  Pipelines & Processing

Gain on Sale of Joint Ventures: In May 2000, MCN recognized a $24,138,000 pre-tax ($15,689,000 net of taxes) gain from the sale of its interest in the Jonah Gas Gathering Company.

In March 2000, MCN recognized a $3,419,000 pre-tax ($2,222,000 net of taxes) gain from the sale of its interest in the Cardinal States Gathering Company.

Property Write-Downs: In the third quarter of 1998, MCN recorded a $133,782,000 pre-tax ($86,959,000 net of taxes) write-off of its coal fines project equal to the carrying value of its six plants, reflecting the likely inability to recover such costs. MCN sold four of its coal fines plants to DTE in 1999. MCN is seeking to maximize the value of its investment in the two remaining plants, but is unable to predict the outcome of such efforts. In the third quarter of 1998, MCN also recorded an impairment loss of $3,899,000 pre-tax ($2,534,000 net of taxes) relating to an acquired out-of-service pipeline in Michigan. MCN reviewed the business alternatives for this asset and determined that its development is unlikely. Accordingly, MCN recorded an impairment loss equal to the carrying value of this asset.

     b.  Electric Power

Gain on Sale of Joint Ventures: In June 2000, MCN sold its interest in the Cobisa-Person facility resulting in a pre-tax gain of $1,298,000 ($844,000 net of taxes).

In April 2000, MCN recognized a $41,723,000 pre-tax ($27,120,000 net of taxes) gain from the sale of its interest in the Michigan Power Project and its interest in the Ada Cogeneration facility.

In March 2000, MCN recognized a $3,672,000 pre-tax ($2,387,000 net of taxes) gain from the sale of its interest in the Carson Cogeneration facility.

Property Write-Downs: In the fourth quarter of 1999, MCN exited two power projects under development that were not consistent with its new strategic direction. As a result, MCN recorded a $4,995,000 pre-tax ($3,247,000 net of taxes) write-off of capitalized costs associated with these projects.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

In the third quarter of 1998, MCN recognized a write-down of its gas and oil properties totaling $83,955,000 pre-tax ($54,570,000 net of taxes). The write-down was the result of MCN’s capitalized exploration and production costs exceeding the full cost ceiling.

Losses on Sale of Properties: In the second and third quarters of 1999, MCN recognized losses from the sale of its Western and Midcontinent/ Gulf Coast E&P properties totaling $68,798,000 pre-tax ($44,719,000 net of taxes) and $5,877,000 pre-tax ($3,820,000 net of taxes), respectively. In the fourth quarter of 1999, MCN recognized losses from the sale of its Appalachian E&P properties totaling $7,314,000 pre-tax ($4,754,000 net of taxes). In the first quarter of 2000, subsequent adjustments related to these prior-period losses reduced the losses by $3,735,000 pre-tax ($2,428,000 net of taxes).

Gain on the Sale of Tax Credits: Gains are recorded in each period as the result of the sale of tax credits in the third quarter of 1998. The purchaser forwards payments to MCN as a result of generating gas production credits, and accordingly, MCN records the amount as a gain on the sale of the tax credits. Credits will continue to be generated through 2002. For the three-, six- and twelve-month periods ended June 30, 2000, MCN recognized gains of $3,230,000 pre-tax ($2,100,000 net of taxes), $5,278,000 pre-tax ($3,431,000 net of taxes) and $10,973,000 pre-tax ($7,132,000 net of taxes), respectively. For the three-, six- and twelve-month periods ended June 30, 1999, MCN recognized gains of $2,465,000 pre-tax ($1,602,000 net of taxes), $5,470,000 pre-tax ($3,555,000 net of taxes) and $12,868,000 pre-tax ($8,364,000 net of taxes), respectively.

Loss on Investment: In the second quarter of 1999, MCN recognized a $7,456,000 pre-tax ($4,846,000 net of taxes) loss from the write-down of an investment in the common stock of an E&P company. The loss was due to decline in the fair value of the securities that are not considered temporary. MCN has no carrying value in this investment after the write-down.

     e.  Corporate & Other

Restructuring Charge: In the third quarter of 1998, MCN recorded a $10,390,000 pre-tax ($6,753,000 net of taxes) restructuring charge related to a corporate realignment designed to improve operating efficiencies through a more streamlined organizational structure. The realignment included cost saving initiatives expected to reduce operating expenses. As of June 30, 2000, payments of $7,932,000 have been charged against the restructuring accruals relating to severance and termination benefits and net lease costs. The remaining restructuring costs of $2,458,000 are expected to be paid through 2006.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

6.  ACQUISITIONS AND DISPOSITIONS

     a.  Pipelines & Processing

In May 2000, MCN sold its 35% interest in the Jonah Gas Gathering Company for approximately $45,000,000.

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

In June 2000, MCN sold its 95% interest in the Cobisa-Person facility, a 140 MW power plant that was under construction in New Mexico, for approximately $1,700,000.

In April 2000, MCN sold 50% interest in the Michigan Power Project, a 123 MW cogeneration plant located in Ludington, Michigan, and its 50% interest in the Ada Cogeneration facility, a 30 MW cogeneration plant located in Ada, Michigan, for $57,500,000.

In March 2000, MCN sold its 33 1/3% interest in the Carson Cogeneration facility, a 42 MW cogeneration plant located in California, for $3,000,000.

In January 2000, MCN sold its 23% ownership in MCV, a 1,370 MW cogeneration facility located in Michigan, for approximately $105,000,000. Under the terms of the sales agreement, if MCN does not merge with DTE, MCN may reacquire its 23% interest in MCV.

7.  ACCOUNTING FOR START-UP ACTIVITIES

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.  REGULATORY MATTERS

     a.  Regulatory Reform Plan

As discussed in MCN’s 1999 Annual Report on Form 10-K, MichCon implemented its Regulatory Reform Plan in January 1999. The plan includes a three-year gas sales program under which MichCon’s gas sales rates include a gas commodity component that is fixed at $2.95 per thousand cubic feet (Mcf). As part of its gas acquisition strategy, MichCon has entered into fixed-price contracts at an average cost below $2.95 per Mcf for a substantial portion of its expected supply requirements in 2000 and approximately 65% of such requirements in 2001.

The plan also includes a comprehensive experimental three-year customer choice program, which is subject to annual caps on the level of participation. The customer choice program began in April 1999, with approximately 70,000 customers choosing to purchase natural gas from suppliers other than MichCon. Year two of the plan began in April 2000, and the number of customers participating decreased to approximately 55,000. MichCon continues to transport and deliver gas to these customers’ premises at prices that generate favorable margins.

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

On August 4, 2000, the MPSC issued an order establishing a proceeding to obtain information regarding the experience gained from the customer choice programs of Michigan utilities. The information will be used by the MPSC to determine the future regulatory environment following the conclusion of the current regulatory reform programs. The MPSC is expected to issue an order on its findings during October 2000.

     b.  Gas Cost Recovery Proceedings

The Gas Cost Recovery (GCR) process was suspended with the implementation of MichCon’s Regulatory Reform Plan in January 1999. In February 1999, MichCon filed its final GCR reconciliation case covering gas costs incurred during 1998 indicating an overrecovery of $18,000,000, including interest. During the first quarter of 1999, MichCon refunded the overrecovery to customers. In July 2000, the MPSC issued an order on this case indicating that an additional $3,200,000, including $740,000 of interest, had been overrecovered. In July 2000, MichCon began refunding the additional overrecovery to customers as a reduction in gas sales rates.

     c.  Other Rate Matters

As discussed in MCN’s Annual Report on Form 10-K, several shippers on MichCon’s northern Michigan gathering system filed a complaint with the MPSC requesting that the commission issue an order reducing the rate charged for Antrim gas transportation services from $.09 per Mcf to approximately $.039 to $.031 per Mcf. The complaint also included a request for refunds of approximately $21,000,000 for periods during which the rate was in effect. The

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

presiding MPSC administrative law judge found that no refunds are required. The MPSC staff has proposed a rate of $.049 per Mcf which would result in an annual revenue reduction of approximately $4,500,000. Management will vigorously defend its proposed rate of $.088 per Mcf, however, it is unable to predict the eventual outcome of this complaint.

9.  GAS IN INVENTORY

Inventory gas held by MCN’s Gas Distribution segment is priced on a LIFO basis. In anticipation that interim inventory reductions will be replaced prior to year end, the cost of gas for net withdrawals from inventory is recorded at the estimated average purchase rate for the calendar year. The excess of these charges over the LIFO cost is credited to the gas inventory equalization account. During interim periods when there are net injections to inventory, the equalization account is reversed. Inventory gas held by MCN’s Energy Marketing segment is recorded at fair value (Note 3).

10.  EARNINGS PER SHARE COMPUTATION

MCN reports basic and diluted earnings per share (EPS). Basic EPS is computed by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS assumes the issuance of potential dilutive common shares outstanding during the period and adjusts for changes in income and the repurchase of common shares that would have occurred with proceeds from the assumed issuance. For the three-and twelve-month periods ended June 30, 1999, potentially dilutive securities have been

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

excluded from the diluted EPS calculation since their inclusion would have been antidilutive. A reconciliation of both calculations follows.

	Net Income		Weighted
	(Loss) Before		Average		Earnings
	Cumulative Effect of		Common		(Loss)
	Accounting Change		Shares		Per Share

	2000	1999	2000	1999	2000	1999

(in Thousands, Except Per Share Amounts)

Three Months Ended June 30

Basic EPS	$22,179	$(78,644)	87,840	83,413	$.25	$(.94)

Effect of Dilutive Securities FELINE PRIDES	—	—	—	—

Stock-based compensation plans	—	—	670	—

Diluted EPS	$22,179	$(78,644)	88,510	83,413	$.25	$(.94)

Six Months Ended June 30

Basic EPS	$91,690	$13,095	86,673	81,424	$1.06	$.16

Effect of Dilutive Securities FELINE PRIDES	2,349	—	3,433	—

Stock-based compensation plans	—	—	776	1,090

Diluted EPS	$94,039	$13,095	90,882	82,514	$1.03	$.16

Twelve Months Ended June 30

Basic EPS	$62,537	$(146,151)	86,012	80,242	$.73	$(1.82)

Effect of Dilutive Securities FELINE PRIDES	—	—	—	—

Stock-based compensation plans	—	—	633	—

Diluted EPS	$62,537	$(146,151)	86,645	80,242	$.72	$(1.82)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.  COMPREHENSIVE INCOME

MCN reports comprehensive income, which is defined as the change in common shareholder’s equity during a period from transactions and events from non-owner sources, including net income. Total comprehensive income for the applicable periods is as follows:

	Three Months Ended		Six Months Ended		Twelve Months Ended
	June 30,		June 30,		June 30,

	2000	1999	2000	1999	2000	1999

(in Thousands)

Comprehensive Income (Loss)

Net Income (Loss)	$22,179	$(78,644)	$91,690	$10,223	$62,537	$(149,023)

Other Comprehensive Income (Loss),
Net of Taxes
Foreign currency translation adjustment

Foreign currency translation adjustment	(42)	(898)	(32)	(616)	185	(1,357)

Less: Reclassification for losses Recognized in net income	—	—	—	—	13,132	—

	(42)	(898)	(32)	(616)	13,317	(1,357)

Unrealized loss on securities Unrealized losses during period	—	(642)	—	(1,159)	—	(4,846)

Less: Reclassification for losses Recognized in net income	—	4,846	—	4,846	—	4,846

	—	4,204	—	3,687	—	—

Total Other Comprehensive Income (Loss), Net of Taxes	(42)	3,306	(32)	3,071	13,317	(1,357)

Total Comprehensive Income (Loss)	$22,137	$(75,338)	$91,658	$13,294	$75,854	$(150,380)

12.  CONTINGENCIES

     a.  Personal Property Taxes

As discussed in MCN’s 1999 Annual Report on Form 10-K, in 1998, MichCon began filing its personal property tax information with local taxing jurisdictions which reflected a change in the calculation of the value of personal property subject to taxation. The revised calculation excludes intangible costs from the value of personal property. A number of local taxing jurisdictions have accepted the revised calculation, and MichCon recorded lower property tax expense in 1999 and 1998 associated with the accepting taxing jurisdictions. MichCon has also filed appeals to recover excess payments made in 1996 and 1997 based on the revised calculation. MichCon has pending tax appeals with local taxing jurisdictions that have not accepted the revised calculation.

Additionally, MichCon and other Michigan utilities have asserted that Michigan’s valuation tables result in the substantial overvaluation of utility personal property. Valuation tables established by the Michigan State Tax Commission (STC) are used to estimate the reduction in value of personal property based on the property’s age. In November 1999, the STC approved new valuation tables that more accurately recognize the value of a utility’s personal property. The new tables are effective in 2000 and are being used for current year assessments

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

in most jurisdictions. However, several local taxing jurisdictions have taken legal action attempting to prevent the STC from implementing the new valuation tables and have continued to prepare assessments based on the superceded tables. The legal actions regarding the appropriateness of the new tables are currently before the Michigan Tax Tribunal (MTT) which issued an order on June 21 stating that the tables are presumed to be correct, thus assigning the burden of proving otherwise to the taxing jurisdictions. A trial is scheduled for December 2000. The legal action, along with possible additional appeals by local taxing jurisdictions, could delay expected recoveries related to the new valuation tables until 2001.

MichCon will seek to apply the new tables retroactively and to ultimately settle the pending tax appeals related to prior periods. This is a solution supported by the STC in the past. MCN’s future results of operations could be significantly affected if the valuation tables are not upheld in court or MichCon is unsuccessful in its appeals.

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

13.  COMMODITY SWAP AGREEMENTS

MCN’s Diversified Energy group manages commodity price risk through the use of various derivative instruments. The following assets and liabilities related to the use of gas and oil swap agreements are reflected in the Consolidated Statement of Financial Position:

	June 30		December 31

	2000	1999	1999
(in Thousands)
Deferred Swap Losses and Receivables

Unrealized losses	$47,992	$42,556	$13,884

Receivables	127,774	31,156	40,089

	175,766	73,712	53,973

Less — current portion	64,946	9,145	10,066

	$110,820	$64,567	$43,907

Deferred Swap Gains and Payables

Unrealized gains	$61,973	$24,822	$29,596

Payables	131,277	51,720	48,066

	193,250	76,542	77,662

Less — current portion	64,939	13,925	12,700

	$128,311	$62,617	$64,962

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.  SEGMENT INFORMATION

MCN is organized into two business groups, Diversified Energy and Gas Distribution. The groups operate five major business segments as set forth in the following table:

	Three Months Ended		Six Months Ended		Twelve Months Ended
	June 30,		June 30,		June 30,

	2000	1999	2000	1999	2000	1999

(in Thousands)

Revenues From Unaffiliated Customers:

Pipelines & Processing	$8,648	$5,426	$15,013	$11,331	$28,474	$23,749

Electric Power	16,454	12,980	30,357	25,123	57,440	50,008

Energy Marketing	274,096	277,263	719,175	524,989	1,411,231	874,461

Exploration & Production	3,124	12,961	7,740	41,875	9,236	128,928

Gas Distribution	191,878	191,840	641,666	698,852	1,104,804	1,138,018

	494,200	500,470	1,413,951	1,302,170	2,611,185	2,215,164

Revenues From Affiliated Customers:

Pipelines & Processing	62	928	238	1,102	1,385	1,212

Energy Marketing	23,408	13,441	47,081	31,525	84,349	104,992

Exploration & Production	13,965	24,958	27,110	45,544	91,285	56,879

Gas Distribution	2,618	666	6,483	3,334	11,759	5,259

	40,053	39,993	80,912	81,505	188,778	168,342

Eliminations	(40,053)	(39,993)	(80,912)	(81,505)	(188,778)	(168,342)

Consolidated Operating Revenues	$494,200	$500,470	$1,413,951	$1,302,170	$2,611,185	$2,215,164

Net Income (Loss)

Pipelines & Processing	$16,080	$1,782	$18,800	$3,457	$19,866	$(85,485)

Electric Power	28,065	2,970	32,506	7,371	36,593	14,913

Energy Marketing	(16,776)	4,854	(15,142)	10,533	(28,387)	133

Exploration & Production	1,055	(79,708)	4,229	(79,708)	(3,226)	(125,668)

Gas Distribution	2,833	6,340	69,489	90,633	82,299	96,997

Corporate & Other	(9,078)	(14,882)	(18,192)	(19,191)	(44,608)	(47,041)

	22,179	(78,644)	91,690	13,095	62,537	(146,151)

Cumulative effect of accounting change	—	—	—	(2,872)	—	(2,872)

Consolidated Net Income (Loss)	$22,179	$(78,644)	$91,690	$10,223	$62,537	$(149,023)

15.  CREDIT FACILITIES AND LONG-TERM BORROWINGS

MCN Energy Enterprises Inc. (MCNEE) and MichCon maintain credit lines that allow for borrowings under 364-day revolving credit facilities and three-year facilities. The 364-day revolving credit facilities were renewed in July 2000 and were increased from $350,000,000 up to $500,000,000. The three-year facilities total $350,000,000 and expire in July 2001. These credit lines support commercial paper programs.

In March 2000, MichCon repaid $12,320,000 of a non-utility subsidiary’s term debt that was scheduled to mature in 2006.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.  FELINE PRIDES

The FELINE PRIDES securities matured on May 16, 2000. Each security initially represented a stock purchase contract and a preferred security. Under each stock purchase contract, MCN was obligated to sell, and the FELINE PRIDES holder was obligated to purchase between 1.4132 and 1.7241 shares of MCN common stock for $50. The FELINE PRIDES holders put $130,721,000 of preferred securities to satisfy the stock purchase commitment. MCN also received $1,529,000 of cash from FELINE PRIDES holders who chose to retain the 7.25% preferred securities that mature on May 16, 2002. MCN issued 4,557,000 shares of common stock in connection with the maturity of the FELINE PRIDES.

17.  CONSOLIDATING FINANCIAL STATEMENTS

Debt securities issued by MCNEE are subject to a support agreement between MCN and MCNEE, under which MCN has committed to make payments of interest and principal on MCNEE’s securities in the event of failure to pay by MCNEE. Under the terms of the support agreement, the assets of MCN, other than MichCon, and any cash dividends paid to MCN by any of its subsidiaries are available as recourse to holders of MCNEE’s securities. The carrying value of MCN’s assets on an unconsolidated basis, which primarily consists of investments in subsidiaries other than MichCon, is $508,959,000 at June 30, 2000.

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

	June 30, 2000

(in Thousands)

ASSETS
Current Assets

Cash and cash equivalents, at cost	$—	$21,212	$3,039	$(50)	$24,201

Accounts receivable	17,371	260,476	160,716	(13,899)	424,664

Less — Allowance for doubtful accounts	173	17,378	19,261	—	36,812

Accounts receivable, net	17,198	243,098	141,455	(13,899)	387,852

Accrued unbilled revenues	191	—	18,244	—	18,435

Gas in inventory	—	112,189	52,796	—	164,985

Property taxes assessed applicable to future periods	142	885	38,460	—	39,487

Deferred income taxes	(345)	44,310	—	(2,395)	41,570

Assets from trading activities	—	6,326	—	—	6,326

Other	10,248	41,532	36,422	(34,693)	53,509

	27,434	469,552	290,416	(51,037)	736,365

Deferred Charges and Other Assets

Deferred income taxes	95	87,347	—	(87,442)	—

Investments in debt and equity securities	—	28,026	68,162	4,609	100,797

Deferred swap losses and receivables	—	110,820	—	—	110,820

Deferred environmental costs	2,253	—	26,169	—	28,422

Prepaid benefit costs	4,505	—	184,835	(4,516)	184,824

Other	3,039	28,755	63,678	7,491	102,963

	9,892	254,948	342,844	(79,858)	527,826

Investments in and Advances to Joint Ventures and Subsidiaries	1,232,847	591,497	19,777	(1,230,170)	613,951

Property, Plant and Equipment, at cost	44,487	673,280	3,022,964	—	3,740,731

Less — Accumulated depreciation and depletion	19,866	229,488	1,509,079	—	1,758,433

	24,621	443,792	1,513,885	—	1,982,298

	$1,294,794	$1,759,789	$2,166,922	$(1,361,065)	$3,860,440

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities

Accounts payable	$8,247	$260,852	$92,391	$(14,145)	$347,345

Notes payable	—	59,459	42,869	(49)	102,279

Current portion of long-term debt and capital lease obligations	—	160,099	26,077	—	186,176

Gas inventory equalization	—	—	43,012	—	43,012

Federal income, property and other taxes payable	(9,278)	3,353	72,464	(21,813)	44,726

Gas payable	—	24,687	577	—	25,264

Customer deposits	9	—	15,604	—	15,613

Liabilities from trading activities	—	22,793	—	—	22,793

Other	8,409	65,596	48,414	(2,346)	120,073

	7,387	596,839	341,408	(38,353)	907,281

Deferred Credits and Other Liabilities

Deferred income taxes	(2,540)	—	125,965	(87,346)	36,079

Unamortized investment tax credit	231	—	26,822	—	27,053

Tax benefits amortizable to customers	—	—	134,996	—	134,996

Deferred swap gains and payables	—	128,311	—	—	128,311

Accrued environmental costs	2,663	—	24,463	—	27,126

Minority interest	—	616	1,035	—	1,651

Other	14,318	29,169	63,210	(4,516)	102,181

	14,672	158,096	376,491	(91,862)	457,397

Long-Term Debt, including capital lease obligations	—	580,621	642,594	—	1,223,215

Redeemable Preferred Securities of Subsidiaries	272,343	—	—	—	272,343

Common Shareholders’ Equity

Common stock	902	5	10,300	(10,305)	902

Additional paid-in capital	1,093,570	720,085	230,399	(950,484)	1,093,570

Retained earnings (deficit)	(71,664)	(295,669)	565,730	(270,061)	(71,664)

Accumulated other comprehensive loss	—	(188)	—	—	(188)

Yield enhancement, contract and issuance costs	(22,416)	—	—	—	(22,416)

	1,000,392	424,233	806,429	(1,230,850)	1,000,204

	$1,294,794	$1,759,789	2,166,922	$(1,361,065)	$3,860,440

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATING STATEMENT OF FINANCIAL POSITION

	MCN			Eliminations
	and Other			and	Consolidated
	Subsidiaries	MCNEE	MichCon	Reclasses	Total

	June 30, 1999

(in Thousands)

ASSETS
Current Assets

Cash and cash equivalents, at cost	$434	$8,819	$10,823	$—	$20,076

Accounts receivable	7,065	193,029	155,509	(13,611)	341,992

Less — Allowance for doubtful accounts	79	1,773	13,492	—	15,344

Accounts receivable, net	6,986	191,256	142,017	(13,611)	326,648

Accrued unbilled revenues	214	—	20,302	—	20,516

Gas in inventory	—	77,035	43,892	—	120,927

Property taxes assessed applicable to future periods	170	1,952	48,473	—	50,595

Deferred income taxes	—	—	—	—	—

Assets from trading activities	—	—	—	—	—

Other	4,555	58,345	34,512	(51,234)	46,178

	12,359	337,407	300,019	(64,845)	584,940

Deferred Charges and Other Assets

Deferred income taxes	10,660	121,287	—	(103,490)	28,457

Investments in debt and equity securities	—	3,714	66,202	600	70,516

Deferred swap losses and receivables	—	64,567	—	—	64,567

Deferred environmental costs	2,770	—	28,404	—	31,174

Prepaid benefit costs	—	—	134,590	(1,785)	132,805

Other	13,806	29,983	66,758	3,954	114,501

	27,236	219,551	295,954	(100,721)	442,020

Investments in and Advances to Joint Ventures and Subsidiaries	1,525,781	843,517	19,853	(1,523,803)	865,348

Property, Plant and Equipment, at cost	48,752	844,272	2,942,856	—	3,835,880

Less — Accumulated depreciation and depletion	18,684	220,428	1,445,967	—	1,685,079

	30,068	623,844	1,496,889	—	2,150,801

	$1,595,444	$2,024,319	$2,112,715	$(1,689,369)	$4,043,109

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities

Accounts payable	$6,148	$168,281	$89,662	$(11,300)	$252,791

Notes payable	156,440	162,886	28,319	(836)	346,809

Current portion of long-term debt and capital lease obligations	—	216	46,135	—	46,351

Gas inventory equalization	—	—	22,773	—	22,773

Federal income, property and other taxes payable	(387)	2,450	86,097	(44,959)	43,201

Deferred gas cost recovery revenues	—	—	—	—	—

Gas payable	—	17,263	20,845	—	38,108

Customer deposits	26	—	15,830	—	15,856

Liabilities from trading activities	—	—	—	—	—

Other	15,319	28,686	43,126	(2,580)	84,551

	177,546	379,782	352,787	(59,675)	850,440

Deferred Credits and Other Liabilities

Deferred income taxes	—	—	103,198	(103,198)	—

Unamortized investment tax credit	259	—	28,823	—	29,082

Tax benefits amortizable to customers	—	—	128,869	—	128,869

Deferred swap gains and payables	—	62,617	—	—	62,617

Accrued environmental costs	3,000	—	31,704	—	34,704

Minority interest	—	2,166	8,363	—	10,529

Other	12,879	12,685	51,663	(2,370)	74,857

	16,138	77,468	352,620	(105,568)	340,658

Long-Term Debt, including capital lease obligations	—	777,752	686,004	—	1,463,756

Redeemable Preferred Securities of Subsidiaries	502,232	—	—	—	502,232

Common Shareholders’ Equity

Common stock	855	5	10,300	(10,305)	855

Additional paid-in capital	966,956	1,080,383	230,399	(1,310,782)	966,956

Retained earnings (deficit)	(45,995)	(277,566)	480,605	(203,039)	(45,995)

Accumulated other comprehensive loss	—	(13,505)	—	—	(13,505)

Yield enhancement, contract and issuance costs	(22,288)	—	—	—	(22,288)

	899,528	789,317	721,304	(1,524,126)	886,023

	$1,595,444	$2,024,319	$2,112,715	$(1,689,369)	$4,043,109

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATING STATEMENT OF FINANCIAL POSITION

	MCN			Eliminations
	and Other			and	Consolidated
	Subsidiaries	MCNEE	MichCon	Reclasses	Total

	December 31, 1999

(in Thousands)

ASSETS

Current Assets

Cash and cash equivalents, at cost	$470	$49,191	$9,705	$—	$59,366

Accounts receivable	23,989	404,299	165,189	(26,068)	567,409

Less — Allowance for doubtful accounts	176	2,767	17,777	—	20,720

Accounts receivable, net	23,813	401,532	147,412	(26,068)	546,689

Accrued unbilled revenues	1,573	—	98,866	—	100,439

Gas in inventory	—	105,676	74,150	—	179,826

Property taxes assessed applicable to future periods	277	1,785	60,589	—	62,651

Deferred income taxes	(878)	44,024	—	(10,638)	32,508

Assets from trading activities	—	—	—	—	—

Other	9,938	17,458	31,594	(7,947)	51,043

	35,193	619,666	422,316	(44,653)	1,032,522

Deferred Charges and Other Assets

Deferred income taxes	(254)	114,754	—	(99,951)	14,549

Investments in debt and equity securities	—	4,242	67,210	625	72,077

Deferred swap losses and receivables	—	43,907	—	—	43,907

Deferred environmental costs	2,534	—	28,639	—	31,173

Prepaid benefit costs	—	—	156,290	(14)	156,276

Other	3,638	30,647	64,546	9,457	108,288

	5,918	193,550	316,685	(89,883)	426,270

Investments in and Advances to Joint Ventures and Subsidiaries	1,388,790	741,960	19,115	(1,385,893)	763,972

Property, Plant and Equipment, at cost	44,141	680,011	2,988,318	—	3,712,470

Less — Accumulated depreciation and depletion	18,147	215,359	1,463,706	—	1,697,212

	25,994	464,652	1,524,612	—	2,015,258

	$1,455,895	$2,019,828	$2,282,728	$(1,520,429)	$4,238,022

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities

Accounts payable	$11,426	$215,228	$93,549	$(24,064)	$296,139

Notes payable	200,721	179,249	237,785	—	617,755

Current portion of long-term debt and capital lease obligations	—	118	27,984	—	28,102

Gas inventory equalization	—	—	—	—	—

Federal income, property and other taxes payable	(6,343)	3,428	71,415	—	68,500

Gas payable	—	19,824	3,598	—	23,422

Customer deposits	9	—	17,698	—	17,707

Liabilities from trading activities	—	—	—	—	—

Other	18,935	73,910	64,741	(10,637)	146,949

	224,748	491,757	516,770	(34,701)	1,198,574

Deferred Credits and Other Liabilities

Deferred income taxes	(5,678)	—	105,351	(99,673)	—

Unamortized investment tax credit	244	—	27,778	—	28,022

Tax benefits amortizable to customers	—	—	136,236	—	136,236

Deferred swap gains and payables	—	64,962	—	—	64,962

Accrued environmental costs	3,000	—	25,068	—	28,068

Minority interest	—	2,380	8,716	—	11,096

Other	11,591	33,639	46,398	(15)	91,613

	9,157	100,981	349,547	(99,688)	359,997

Long-Term Debt, including capital lease obligations	—	776,708	680,909	—	1,457,617

Redeemable Preferred Securities of Subsidiaries	402,922	—	—	—	402,922

Common Shareholders’ Equity

Common stock	857	5	10,300	(10,305)	857

Additional paid-in capital	960,176	969,733	230,399	(1,200,132)	960,176

Retained earnings (deficit)	(119,677)	(319,200)	494,803	(175,603)	(119,677)

Accumulated other comprehensive loss	—	(156)	—	—	(156)

Yield enhancement, contract and issuance costs	(22,288)	—	—	—	(22,288)

	819,068	650,382	735,502	(1,386,040)	818,912

	$1,455,895	$2,019,828	$2,282,728	$(1,520,429)	$4,238,022

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATING STATEMENTS OF OPERATIONS

	MCN			Eliminations
	and Other			and	Consolidated
	Subsidiaries	MCNEE	MichCon	Reclasses	Total

	Three Months Ended June 30, 2000

(in Thousands)

Operating Revenues	$7,007	$303,226	$187,488	$(3,521)	$494,200

Operating Expenses

Cost of sales	4,874	281,589	70,108	(3,335)	353,236

Operation and maintenance	1,112	35,692	58,412	(186)	95,030

Depreciation, depletion and amortization	952	7,732	26,063	—	34,747

Property and other taxes	366	1,983	13,591	—	15,940

Property write-downs, contract losses and restructuring charges	—	—	—	—	—

Gains and losses on sale of assets, net	—	(70,388)	—	—	(70,388)

Merger costs	463	917	1,079	—	2,459

	7,767	257,525	169,253	(3,521)	431,024

Operating Income (Loss)	(760)	45,701	18,235	—	63,176

Equity in Earnings of Joint Ventures	23,247	5,026	599	(23,714)	5,158

Other Income and (Deductions)

Interest income	7,487	1,029	846	(7,656)	1,706

Interest on long-term debt	(30)	(10,982)	(12,111)	—	(23,123)

Other interest expense	(10)	(9,809)	(1,860)	7,657	(4,022)

Dividends on preferred securities of subsidiaries	—	—	—	(7,437)	(7,437)

Investment losses	—	—	—	—	—

Minority interest	—	(182)	(127)	—	(309)

Other	(1,133)	(395)	140	—	(1,388)

	6,314	(20,339)	(13,112)	(7,436)	(34,573)

Income (Loss) Before Income Taxes	28,801	30,388	5,722	(31,150)	33,761

Income Tax Provision (Benefit)	(815)	10,662	1,735	—	11,582

Income (Loss) Before Cumulative Effect of Accounting Change	29,616	19,726	3,987	(31,150)	22,179

Cumulative Effect of Accounting Change for Start-up Costs	—	—	—	—	—

Net Income (Loss)	29,616	19,726	3,987	(31,150)	22,179

Dividends on Preferred Securities	7,437	—	—	(7,437)	—

Net Income (Loss) Available for Common Stock	$22,179	$19,726	$3,987	$(23,713)	$22,179

	Three Months Ended June 30, 1999

Operating Revenues	$6,908	$309,598	$185,555	$(1,591)	$500,470

Operating Expenses

Cost of gas	5,233	250,736	60,410	(1,431)	314,948

Operation and maintenance	591	34,130	63,942	(186)	98,477

Depreciation, depletion and amortization	973	16,431	24,758	—	42,162

Property and other taxes	389	3,187	12,700	(6)	16,270

Property write-downs, contract losses and restructuring charges	—	52,000	—	—	52,000

Gains and losses on sale of assets, net	—	66,333	—	—	66,333

Merger costs	—	—	—	—	—

	7,186	422,817	161,810	(1,623)	590,190

Operating Income (Loss)	(278)	(113,219)	23,745	32	(89,720)

Equity in Earnings of Joint Ventures	(76,947)	11,594	572	76,947	12,166

Other Income and (Deductions)

Interest income	10,975	1,471	946	(11,023)	2,369

Interest on long-term debt	250	(10,329)	(11,525)	—	(21,604)

Other interest expense	(3,150)	(13,375)	(1,181)	11,024	(6,682)

Dividends on preferred securities of subsidiaries	—	—	—	(10,334)	(10,334)

Investment losses	—	(7,456)	—	—	(7,456)

Minority interest	—	(154)	(266)	—	(420)

Other	(127)	1,593	(177)	(35)	1,254

	7,948	(28,250)	(12,203)	(10,368)	(42,873)

Income (Loss) Before Income Taxes	(69,277)	(129,875)	12,114	66,611	(120,427)

Income Tax Provision (Benefit)	(967)	(44,765)	3,949	—	(41,783)

Income (Loss) Before Cumulative Effect of Accounting Change	(68,310)	(85,110)	8,165	66,611	(78,644)

Cumulative Effect of Accounting Change for Start-up Costs	—	—	—	—	—

Net Income (Loss)	(68,310)	(85,110)	8,165	66,611	(78,644)

Dividends on Preferred Securities	10,334	—	—	(10,334)	—

Net Income (Loss) Available for Common Stock	$(78,644)	$(85,110)	$8,165	$76,945	$(78,644)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATING STATEMENTS OF OPERATIONS

	MCN			Eliminations
	and Other			and	Consolidated
	Subsidiaries	MCNEE	MichCon	Reclasses	Total

	Six Months Ended June 30, 2000

(in Thousands)

Operating Revenues	$17,914	$775,241	$630,235	$(9,439)	$1,413,951

Operating Expenses

Cost of sales	12,583	714,589	286,628	(8,495)	1,005,305

Operation and maintenance	2,884	62,007	122,475	(944)	186,422

Depreciation, depletion and amortization	1,884	15,075	52,007	—	68,966

Property and other taxes	636	4,316	32,581	—	37,533

Property write-downs, contract losses and restructuring charges	—	—	—	—	—

Gains and losses on sale of assets, net	—	(83,263)	—	—	(83,263)

Merger costs	464	931	1,426	—	2,821

	18,451	713,655	495,117	(9,439)	1,217,784

Operating Income (Loss)	(537)	61,586	135,118	—	196,167

Equity in Earnings of Joint Ventures	93,938	15,271	1,186	(94,458)	15,937

Other Income and (Deductions)

Interest income	16,174	3,207	1,572	(16,499)	4,454

Interest on long-term debt	(3)	(22,245)	(24,384)	—	(46,632)

Other interest expense	(1,696)	(21,310)	(4,869)	16,499	(11,376)

Dividends on preferred securities of subsidiaries	—	—	—	(16,059)	(16,059)

Investment losses	—	—	—	—	—

Minority interest	—	(528)	(266)	—	(794)

Other	(1,557)	(286)	460	—	(1,383)

	12,918	(41,162)	(27,487)	(16,059)	(71,790)

Income (Loss) Before Income Taxes	106,319	35,695	108,817	(110,517)	140,314

Income Tax Provision (Benefit)	(1,430)	12,164	37,890	—	48,624

Income (Loss) Before Cumulative Effect of Accounting Change	107,749	23,531	70,927	(110,517)	91,690

Cumulative Effect of Accounting Change for Start-up Costs	—	—	—	—	—

Net Income (Loss)	107,749	23,531	70,927	(110,517)	91,690

Dividends on Preferred Securities	16,059	—	—	(16,059)	—

Net Income (Loss) Available for Common Stock	$91,690	$23,531	$70,927	$(94,458)	$91,690

	Six Months Ended June 30, 1999

Operating Revenues	$18,572	$608,279	$683,645	$(8,326)	$1,302,170

Operating Expenses

Cost of sales	12,638	473,037	308,761	(5,603)	788,833

Operation and maintenance	(834)	72,496	131,488	(2,723)	200,427

Depreciation, depletion and amortization	1,807	36,164	49,366	—	87,337

Property and other taxes	777	5,989	31,162	—	37,928

Property write-downs, contract losses and restructuring charges	—	52,000	—	—	52,000

Gains and losses on sale of assets, net	—	63,328	—	—	63,328

Merger costs	—	—	—	—	—

	14,388	703,014	520,777	(8,326)	1,229,853

Operating Income (Loss)	4,184	(94,735)	162,868	—	72,317

Equity in Earnings of Joint Ventures	11,480	23,611	1,013	(11,480)	24,624

Other Income and (Deductions)

Interest income	21,629	1,988	1,945	(21,697)	3,865

Interest on long-term debt	461	(21,476)	(22,491)	—	(43,506)

Other interest expense	(7,312)	(25,867)	(3,836)	21,698	(15,317)

Dividends on preferred securities of subsidiaries	—	—	—	(20,669)	(20,669)

Investment losses	—	(7,456)	—	—	(7,456)

Minority interest	—	(216)	(523)	—	(739)

Other	(258)	4,876	287	(1)	4,904

	14,520	(48,151)	(24,618)	(20,669)	(78,918)

Income (Loss) Before Income Taxes	30,184	(119,275)	139,263	(32,149)	18,023

Income Tax Provision (Benefit)	(708)	(41,489)	47,125	—	4,928

Income (Loss) Before Cumulative Effect of Accounting Change	30,892	(77,786)	92,138	(32,149)	13,095

Cumulative Effect of Accounting Change for Start-up Costs	—	(2,872)	—	—	(2,872)

Net Income (Loss)	30,892	(80,658)	92,138	(32,149)	10,223

Dividends on Preferred Securities	20,669	—	—	(20,669)	—

Net Income (Loss) Available for Common Stock	$10,223	$(80,658)	$92,138	$(11,480)	$10,223

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATING STATEMENTS OF OPERATIONS

	MCN			Eliminations
	and Other			and	Consolidated
	Subsidiaries	MCNEE	MichCon	Reclasses	Total

	Twelve Months Ended June 30, 2000

(in Thousands)

Operating Revenues	$34,276	$1,509,987	$1,082,329	$(15,407)	$2,611,185

Operating Expenses

Cost of sales	23,401	1,360,145	461,792	(13,874)	1,831,464

Operation and maintenance	1,990	139,669	257,091	(1,533)	397,217

Depreciation, depletion and amortization	3,210	41,537	101,520	—	146,267

Property and other taxes	1,480	8,673	46,649	—	56,802

Property write-downs, contract losses and restructuring charges	—	9,782	—	—	9,782

Gains and losses on sale of assets, net	—	(75,766)	—	—	(75,766)

Merger costs	836	9,986	26,855	—	37,677

	30,917	1,494,026	893,907	(15,407)	2,403,443

Operating Income (Loss)	3,359	15,961	188,422	—	207,742

Equity in Earnings of Joint Ventures	66,481	42,088	2,149	(67,019)	43,699

Other Income and (Deductions)

Interest income	35,928	5,457	2,231	(36,452)	7,164

Interest on long-term debt	344	(43,743)	(49,158)	—	(92,557)

Other interest expense	(6,486)	(46,705)	(9,659)	36,449	(26,401)

Dividends on preferred securities of subsidiaries	—	—	—	(35,529)	(35,529)

Investment losses	—	—	—	—	—

Minority interest	—	(904)	(763)	—	(1,667)

Other	(459)	1,798	(843)	—	496

	29,327	(84,097)	(58,192)	(35,532)	(148,494)

Income (Loss) Before Income Taxes	99,167	(26,048)	132,379	(102,551)	102,947

Income Tax Provision (Benefit)	1,101	(7,945)	47,254	—	40,410

Income (Loss) Before Cumulative Effect of Accounting Change	98,066	(18,103)	85,125	(102,551)	62,537

Cumulative Effect of Accounting Change for Start-up Costs	—	—	—	—	—

Net Income (Loss)	98,066	(18,103)	85,125	(102,551)	62,537

Dividends on Preferred Securities	35,529	—	—	(35,529)	—

Net Income (Loss) Available for Common Stock	$62,537	$(18,103)	$85,125	$(67,022)	$62,537

	Twelve Months Ended June 30, 1999

Operating Revenues	$28,165	$1,085,995	$1,115,289	$(14,285)	$2,215,164

Operating Expenses

Cost of sales	18,901	847,508	485,189	(9,536)	1,342,062

Operation and maintenance	(11,281)	159,574	259,795	(4,749)	403,339

Depreciation, depletion and amortization	3,674	75,594	96,312	—	175,580

Property and other taxes	1,325	12,098	55,345	—	68,768

Property write-downs, contract losses and restructuring charges	17,169	277,827	24,800	—	319,796

Gains and losses on sale of assets, net	—	55,930	—	—	55,930

Merger costs	—	—	—	—	—

	29,788	1,428,531	921,441	(14,285)	2,365,475

Operating Income (Loss)	(1,623)	(342,536)	193,848	—	(150,311)

Equity in Earnings of Joint Ventures	(142,488)	56,687	2,009	142,043	58,251

Other Income and (Deductions)

Interest income	39,428	4,432	5,699	(40,964)	8,595

Interest on long-term debt	(583)	(47,660)	(44,656)	—	(92,899)

Other interest expense	(9,127)	(49,094)	(10,801)	40,964	(28,058)

Dividends on preferred securities of subsidiaries	—	—	—	(38,055)	(38,055)

Investment losses	—	(7,456)	—	—	(7,456)

Minority interest	—	151	6,347	—	6,498

Other	(356)	4,064	(601)	—	3,107

	29,362	(95,563)	(44,012)	(38,055)	(148,268)

Income (Loss) Before Income Taxes	(114,749)	(381,412)	151,845	103,988	(240,328)

Income Tax Provision (Benefit)	(3,781)	(137,805)	47,409	—	(94,177)

Income (Loss) Before Cumulative Effect of Accounting Change	(110,968)	(243,607)	104,436	103,988	(146,151)

Cumulative Effect of Accounting Change for Start-up Costs	—	(2,872)	—	—	(2,872)

Net Income (Loss)	(110,968)	(246,479)	104,436	103,988	(149,023)

Dividends on Preferred Securities	38,055	—	—	(38,055)	—

Net Income (Loss) Available for Common Stock	$(149,023)	$(246,479)	$104,436	$142,043	$(149,023)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	MCN			Eliminations
	and Other			and	Consolidated
	Subsidiaries	MCNEE	MichCon	Reclasses	Total

	Six Months Ended June 30, 2000

(in Thousands)

Net Cash Flow From Operating Activities	$8,545	$41,689	$275,020	$(17,010)	$308,244

Cash Flow From Financing Activities

Notes payable, net	(200,721)	(119,790)	(194,916)	(49)	(515,476)

Capital contributions received from (distributions paid to) affiliates, net	—	(249,648)	—	249,648	—

Dividends paid	(43,677)	—	—	—	(43,677)

Preferred securities dividends paid	(16,059)	—	—	16,059	—

Issuance of common stock	4,642	—	—	—	4,642

Reacquisition of common stock	(2,079)	—	—	—	(2,079)

Long-term commercial paper and bank borrowings, net	—	(35,761)	—	—	(35,761)

Retirement of long-term debt and preferred securities	—	(65)	(40,156)	—	(40,221)

Other	(128)	—	—	—	(128)

Net cash provided from (used for) financing activities	(258,022)	(405,264)	(235,072)	265,658	(632,700)

Cash Flow From Investing Activities

Capital expenditures	(583)	(6,889)	(49,446)	—	(56,918)

Investment in debt and equity securities, net	—	(2,000)	(4,936)	—	(6,936)

Investment in joint ventures and subsidiaries	249,348	(63,512)	—	(249,648)	(63,812)

Sale of property and joint venture interests	—	408,119	—	3,617	411,736

Other	242	(122)	7,768	(2,667)	5,221

Net cash provided from (used for) investing activities	249,007	335,596	(46,614)	(248,698)	289,291

Net Increase (Decrease) in Cash and Cash Equivalents	(470)	(27,979)	(6,666)	(50)	(35,165)

Cash and Cash Equivalents, January 1	470	49,191	9,705	—	59,366

Cash and Cash Equivalents, June 30	$—	$21,212	$3,039	$(50)	$24,201

	Six Months Ended June 30, 1999

Net Cash Flow From Operating Activities	$41,353	$65,837	$222,622	$(38,844)	$290,968

Cash Flow From Financing Activities

Notes payable, net	(104,331)	25,124	(192,850)	15	(272,042)

Capital contributions received from (distributions paid to) affiliates, net	—	8,993	—	(8,993)	—

Dividends paid	(41,726)	—	(17,500)	17,500	(41,726)

Preferred securities dividends paid	(20,669)	—	—	20,669	—

Issuance of common stock	135,120	—	—	—	135,120

Reacquisition of common stock	(783)	—	—	—	(783)

Issuance of long-term debt	—	—	106,535	—	106,535

Long-term commercial paper and bank borrowings, net	—	92,344	—	—	92,344

Retirement of long-term debt and preferred securities	—	(212,855)	(55,918)	—	(268,773)

Net cash provided from (used for) financing activities	(32,389)	(86,394)	(159,733)	29,191	(249,325)

Cash Flow From Investing Activities

Capital expenditures	(637)	(101,146)	(58,097)	—	(159,880)

Acquisitions	—	(31,153)	—	—	(31,153)

Investment in debt and equity securities, net	—	(1,952)	—	(645)	(2,597)

Investment in joint ventures and subsidiaries	(9,493)	(39,477)	(14)	8,993	(39,991)

Sale of property and joint venture interests	—	200,387	—	318	200,705

Other	200	(6,319)	(558)	987	(5,690)

Net cash provided from (used for) investing activities	(9,930)	20,340	(58,669)	9,653	(38,606)

Net Increase (Decrease) in Cash and Cash Equivalents	(966)	(217)	4,220	—	3,037

Cash and Cash Equivalents, January 1	1,400	9,036	6,603	—	17,039

Cash and Cash Equivalents, June 30	$434	$8,819	$10,823	$—	$20,076

INDEPENDENT ACCOUNTANTS’ REPORT

To the Board of Directors of

MCN Energy Group Inc.:

We have reviewed the accompanying condensed consolidated statements of financial position of MCN Energy Group Inc. and subsidiaries (the “Company”) as of June 30, 2000 and 1999, the related condensed consolidated statements of operations and retained earnings (deficit) for the three, six and twelve-month periods ended June 30, 2000 and 1999, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated statement of financial position of the Company as of December 31, 1999, and the related consolidated statements of operations, financial position, and cash flows for the year then ended prior to restatement for the change in method of accounting for gas in inventory held by the Company’s Energy Marketing segment (not presented herein); and in our report dated March 21, 2000, we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph relating to a change in accounting method as described in Note 5 to those consolidated financial statements. We also audited the adjustments described in Note 3 (presented herein) that were applied to restate the December 31, 1999 consolidated statement of financial position of the Company. In our opinion, such adjustments are appropriate and have been properly applied and the information set forth in the accompanying condensed consolidated statement of financial position as of December 31, 1999 is fairly stated, in all material respects, in relation to the restated consolidated statement of financial position from which it has been derived.

DELOITTE & TOUCHE LLP

Detroit, Michigan

August 14, 2000

OTHER INFORMATION

EXHIBITS AND REPORTS ON FORM 8-K

(a)  Other Information

The amount reported for Mr. Glancy in the “All Other Compensation” column of the Summary Compensation Table, as contained in MCN’s 1999 Form 10-K and its 2000 Proxy Statement, should be $4,091,947 for 1999. The previously reported amount inadvertently failed to include $445,000 of previous accruals under a non-qualified retirement plan that were paid to Mr. Glancy per his change of control employment agreement.

(b)  Exhibits

Exhibit
Number	Description

15-1	Letter re Unaudited Interim Financial Information
18-1	Letter re Change in Accounting Principles
27-1	Financial Data Schedule

(c)  Reports on Form 8-K

MCN filed a report on Form 8-K dated June 14, 2000, under item 5, with respect to the issuance of a press release. The press release, which was included in Form 8-K, noted that MCN and DTE continue their discussions with the Federal Trade Commission (FTC) in connection with its review of the proposed merger. Because of the length of the FTC review, it appears unlikely that the transaction can be completed before the fourth quarter of 2000.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MCN ENERGY GROUP INC.

Date: August 14, 2000

By:	/s/ GERARD KABZINSKI

Gerard Kabzinski
Vice President and Controller

EXHIBIT INDEX

Exhibit
Number	Description

15-1	Letter re unaudited interim Financial information
18-1	Letter re Change in Accounting Principles
27-1	Financial Data Schedule