Form 10-Q
period 2000-09-30
MCN ENERGY GROUP INC
filed 2000-11-14
CIK 837579

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000, or

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

Yes  [X]            No  [   ]

     Number of shares outstanding of each of the registrant’s classes of common stock, as of November 10, 2000:

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
Consolidating Statements of Operations
Other Information Submission of Matters to a Vote of Security Holders
Signature
Exhibit Index
Letter Re Unaudited Interim Financial Infromation
Financial Data Schedule

INDEX TO FORM 10-Q

For Quarter Ended September 30, 2000

Page
Number

COVER	i

INDEX	ii

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements	22

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	1

PART II — OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders	45

Item 6. Exhibits and Reports on Form 8-K	45

SIGNATURE	46

ii

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Results reflect Energy Marketing losses, asset sales and increased Gas Distribution gross margins — MCN had a net loss for the 2000 third quarter of $24.9 million or $.28 per share compared with a net loss of $23.2 million or $.27 per share for the 1999 third quarter. Earnings for the 2000 nine-month period were $66.7 million or $.75 per diluted share compared to losses of $13.0 million or $.16 per share for the same 1999 period. Earnings for the 2000 twelve-month period were $60.8 million or $.69 per diluted share compared to earnings of $10.4 million or $.13 per diluted share in the corresponding 1999 period. As subsequently discussed, the comparability of earnings was affected by the impact of several unusual items, merger costs and an accounting change for start-up costs. Also affecting comparability was the implementation of mark-to-market accounting for storage-related trading activities in the 2000 second quarter, in combination with a change in accounting for inventory (Notes 3 and 4).

	Quarter		9 Months		12 Months

	2000	1999	2000	1999	2000	1999

(in Millions, Except Per Share Amounts)

Net Income (Loss)

Diversified Energy:

Before unusual items and merger costs	$(8.4)	$(4.7)	$(36.0)	$1.1	$(52.3)	$(6.3)

Unusual items (Note 5)	.4	(3.8)	51.1	(87.2)	39.9	(87.2)

Merger costs (Note 2)	(.4)	—	(1.3)	—	(7.2)	—

	(8.4)	(8.5)	13.8	(86.1)	(19.6)	(93.5)

Gas Distribution:

Before unusual items and merger costs	(9.0)	(14.7)	61.4	76.0	105.6	106.8

Unusual items (Note 5e)	(6.4)	—	(6.4)	—	(6.4)	—

Merger costs (Note 2)	(1.1)	—	(2.1)	—	(18.8)	—

	(16.5)	(14.7)	52.9	76.0	80.4	106.8

Total Before Accounting Change:

Before unusual items and merger costs	(17.4)	(19.4)	25.4	77.1	53.3	100.5

Unusual items (Note 5)	(6.0)	(3.8)	44.7	(87.2)	33.5	(87.2)

Merger costs (Note 2)	(1.5)	—	(3.4)	—	(26.0)	—

	(24.9)	(23.2)	66.7	(10.1)	60.8	13.3

Accounting Change for Start-up Costs (Note 7)	—	—	—	(2.9)	—	(2.9)

	$(24.9)	$(23.2)	$66.7	$(13.0)	$60.8	$10.4

Diluted Earnings (Loss) Per Share

Diversified Energy:

Before unusual items and merger costs	$(.09)	$(.05)	$(.41)	$.01	$(.59)	$(.08)

Unusual items (Note 5)	—	(.05)	.58	(1.05)	.45	(1.05)

Merger costs (Note 2)	—	—	(.02)	—	(.08)	—

	(.09)	(.10)	.15	(1.04)	(.22)	(1.13)

Gas Distribution:

Before unusual items and merger costs	(.10)	(.17)	.69	.92	1.20	1.29

Unusual items (Note 5e)	(.07)	—	(.07)	—	(.07)	—

Merger costs (Note 2)	(.02)	—	(.02)	—	(.22)	—

	(.19)	(.17)	.60	.92	.91	1.29

Total Before Accounting Change:

Before unusual items and merger costs	(.19)	(.22)	.28	.93	.61	1.21

Unusual items (Note 5)	(.07)	(.05)	.51	(1.05)	.38	(1.05)

Merger costs (Note 2)	(.02)	—	(.04)	—	(.30)	—

	(.28)	(.27)	.75	(.12)	.69	.16

Accounting Change for Start-up Costs (Note 7)	—	—	—	(.04)	—	(.03)

	$(.28)	$(.27)	$.75	$(.16)	$.69	$.13

MANAGEMENT’S DISCUSSION AND ANALYSIS (Continued)

Excluding the unusual items, merger costs and the accounting change for start-up costs, MCN’s earnings improved $2.0 million or $.03 per share in the 2000 quarter, and decreased $51.7 million or $.65 per diluted share in the 2000 nine-month period and $47.2 million or $.60 per diluted share in the 2000 twelve-month period, as compared to the corresponding 1999 periods. The earnings comparisons reflect losses within the Diversified Energy group and varying contributions from the Gas Distribution segment.

Inventory accounting change — As described in Note 3 to the Consolidated Financial Statements included herein, during the 2000 second quarter, MCN changed its method of accounting for inventory held by its Energy Marketing segment. The consolidated financial statements of prior periods have been restated to apply the new inventory accounting method retroactively. The effect of the accounting change impacted earnings as follows.

	Quarter		9 Months		12 Months

	2000	1999	2000	1999	2000	1999
(in Millions, Except Per Share Amounts)
Net Income	$26.5	$7.9	$63.7	$18.8	$56.8	$18.3

Diluted Earnings Per Share	$.29	$.10	$.72	$.23	$.64	$.22

Pending merger — MCN and DTE Energy Company (DTE) signed a definitive merger agreement dated October 4, 1999 under which DTE will acquire all outstanding shares of MCN common stock. The boards of directors and shareholders of both companies have approved the proposed merger. The transaction is subject to regulatory approvals and other customary merger conditions. Both companies continue their discussions with the Federal Trade Commission (FTC) in connection with its review of the proposed merger. MCN recorded legal, accounting, employee benefit and other expenses associated with the merger which had the effect of reducing earnings by $1.5 million for the 2000 quarter, $3.4 million for the 2000 nine-month period and $26.0 million for the 2000 twelve-month period. MCN will incur additional merger-related costs during 2000.

Strategic direction — MCN’s objective is to achieve competitive long-term returns for its shareholders. In 1999, MCN significantly revised its strategic direction to focus on the Midwest-to-Northeast region and emphasize operational efficiencies and growth through the integration of existing businesses.

To achieve the operating efficiencies expected from the new strategic direction, MCN is reorganizing into the following business segments: Gas Distribution; Midstream & Supply; Energy Marketing; Power; and Energy Holdings. Although MCN intended to begin reporting its operating results based on the new segments in 2000, the new reporting has been delayed to 2001.

Gas Distribution  is responsible for MCN’s regulated operations that serve more than 1.2 million customers in Michigan.

Midstream & Supply  consists of MCN’s non-regulated wholesale marketing activities. It also develops and manages MCN’s gas producing, gathering and processing facilities within the Midwest-to-Northeast target region. Additionally, it develops and manages storage and transmission facilities that are marketed to gas brokers, utilities and other wholesale customers.

Energy Marketing  consists of MCN’s non-regulated retail marketing activities as well as trading activities. The marketing activities primarily relate to industrial and commercial customers, both inside and outside the Gas Distribution segment’s service areas. The segment also provides

MANAGEMENT’S DISCUSSION AND ANALYSIS (Continued)

full-service energy solutions to business customers. Trading activities are utilized to optimize the value of storage assets.

Power  develops and manages independent electric power projects.

Energy Holdings  manages and seeks to maximize the value of existing ventures outside MCN’s target region. It consists primarily of gas gathering and processing investments in major U.S. producing basins.

Unusual items — As discussed in MCN’s 1999 Annual Report on Form 10-K and Note 5 to the Consolidated Financial Statements included herein, MCN recorded several unusual items in the 2000 and 1999 periods consisting of gains and losses on asset sales, property write-downs, and investment and contract losses. The unusual items impacted earnings in the 1999 and 2000 periods as follows:

	Quarter		9 Months		12 Months

	2000	1999	2000	1999	2000	1999

(in Millions, Except Per Share Amounts)

Unusual Items (Net of Taxes)
Diversified Energy

Pipelines & Processing (Note 5a)	$.4	$—	$18.3	$—	$18.3	$—

Electric Power (Note 5b)	—	—	30.3	—	27.1	—

Energy Marketing (Note 5c)	—	—	—	—	(1.6)	—

Exploration & Production (Note 5d)	—	(3.8)	2.5	(87.2)	(3.9)	(87.2)

	.4	(3.8)	51.1	(87.2)	39.9	(87.2)

Gas Distribution (Note 5e)	(6.4)	—	(6.4)	—	(6.4)	—

	$(6.0)	$(3.8)	$44.7	$(87.2)	$33.5	$(87.2)

Diluted Earnings (Loss) Per Share	$(.07)	$(.05)	$.51	$(1.05)	$.38	$(1.05)

Diversified Energy

Results reflect Energy Marketing losses and asset sales — The Diversified Energy group’s losses were $8.4 million for the 2000 quarter, compared to losses of $8.5 million for the 1999 quarter. Diversified Energy had earnings of $13.8 million for the 2000 nine-month period and losses of $19.6 million for the 2000 twelve-month period, compared to losses of $86.1 million and $93.5 million for the corresponding 1999 periods. The comparability of results was impacted by several unusual items and merger costs, as previously discussed. Excluding the unusual items and merger costs, Diversified Energy’s earnings declined by $3.7 million, $37.1 million and $46.0 million in the 2000 quarter, nine- and twelve-month periods, respectively. The results for all three 2000 periods reflect losses of the Energy Marketing segment and reduced earnings attributable to the sale of properties and joint venture interests in the Electric Power and Exploration & Production (E&P) segments.

MANAGEMENT’S DISCUSSION AND ANALYSIS (Continued)

	Quarter		9 Months		12 Months

	2000	1999	2000	1999	2000	1999

(in Millions)

Diversified Energy Operations

Operating Revenues*	$353.7	$347.7	$1,129.0	$955.9	$1,516.1	$1,213.9

Operating Expenses*

Unusual items (Note 5)	(.5)	5.9	(78.5)	126.7	(61.5)	126.7

Merger costs (Note 2)	.6	-	2.0	-	11.1	-

Other operating expenses	354.7	344.9	1,144.5	921.1	1,542.8	1,185.4

	354.8	350.8	1,068.0	1,047.8	1,492.4	1,312.1

Operating Income (Loss)	(1.1)	(3.1)	61.0	(91.9)	23.7	(98.2)

Equity in Earnings of Joint Ventures	6.8	15.0	22.0	38.5	33.9	53.8

Other Income & (Deductions)*

Interest income	4.0	1.1	7.2	3.1	8.3	3.0

Interest expense	(15.7)	(14.4)	(44.2)	(46.6)	(61.0)	(62.8)

Dividends on preferred securities of subsidiaries	(6.3)	(10.3)	(22.3)	(31.0)	(31.4)	(40.2)

Investment losses (Note 5d)	-	-	-	(7.5)	-	(7.5)

Other	(1.2)	.9	(3.6)	5.4	(1.3)	8.3

	(19.2)	(22.7)	(62.9)	(76.6)	(85.4)	(99.2)

Income (Loss) Before Income Taxes	(13.5)	(10.8)	20.1	(130.0)	(27.8)	(143.6)

Income Tax Provision (Benefit)	(5.1)	(2.3)	6.3	(43.9)	(8.2)	(50.1)

Net Income (Loss)

Before unusual items	(8.4)	(4.7)	(36.0)	1.1	(52.3)	(6.3)

Unusual items and merger costs (Notes 2 and 5)	-	(3.8)	49.8	(87.2)	32.7	(87.2)

	$(8.4)	$(8.5)	$13.8	$(86.1)	$(19.6)	$(93.5)

*	Includes intercompany transactions

Operating and Joint Venture Income

Operating and joint venture results, excluding unusual items, decreased $12.1 million, $66.8 million and $75.1 million for the 2000 quarter, nine- and twelve-month periods, respectively. Results for all three 2000 periods reflect reduced contributions from the Electric Power and E&P segments, as well

MANAGEMENT’S DISCUSSION AND ANALYSIS (Continued)

as losses in the Energy Marketing segment. Additionally, the 2000 periods were affected by increased Pipelines & Processing earnings.

	Quarter		9 Months		12 Months

	2000	1999	2000	1999	2000	1999

(in Millions)

Operating and Joint Venture Income (Loss)

Before Unusual Items:

Pipelines & Processing	$4.9	$4.1	$14.6	$13.7	$20.1	$16.0

Electric Power	.9	6.6	3.4	18.0	8.3	23.0

Energy Marketing	(3.4)	3.4	(23.4)	23.0	(39.6)	17.9

Exploration & Production	4.0	4.7	13.8	18.4	21.2	28.2

Corporate & Other	(.7)	(1.0)	(1.9)	.2	(2.8)	(2.8)

	5.7	17.8	6.5	73.3	7.2	82.3

Unusual Items and Merger Costs (Notes 2 and 5)	-	(5.9)	76.5	(126.7)	50.4	(126.7)

	$5.7	$11.9	$83.0	$(53.4)	$57.6	$(44.4)

Pipelines & Processing operating and joint venture results, excluding unusual items, increased $.8 million, $.9 million and $4.1 million in the 2000 quarter, nine- and twelve-month periods, respectively. Results for all three 2000 periods reflect increased contributions from the methanol production and gas processing ventures. Improved results from MCN’s 25%-owned methanol production venture are attributable to higher methanol prices, margins and volumes produced. Pipelines & Processing’s average methanol sales prices increased 66% in the 2000 quarter, 43% in the 2000 nine-month period and 37% in the 2000 twelve-month period. Methanol production rose .7 million, 9.6 million and 11.6 million gallons for the 2000 quarter, nine- and twelve-month periods, respectively, primarily due to the shutdown of the methanol plant for scheduled maintenance in March 1999. Gas processed to remove carbon dioxide and natural gas liquids (NGLs) decreased 6.9 billion cubic feet (Bcf) and 5.4 Bcf in the 2000 quarter and nine-month period, respectively, but increased 3.5 Bcf for the 2000 twelve-month period. Although processing volumes fluctuated, earnings from processing ventures increased due to improved processing margins. Additionally, the 2000 periods benefited from an increase in “allowance for funds used during construction” associated with the Vector Pipeline project. Pipelines & Processing holds a 25% interest in Vector Pipeline, an interstate pipeline expected to be operational in December 2000. The Vector Pipeline has capacity to transport up to 1 Bcf of gas per day.

Results for all three 2000 periods were unfavorably affected by lost earnings from the sale of interests in pipeline projects that were located in areas outside MCN’s target region. The 2000 periods also include increased losses from Pipelines & Processing’s interest in an asphalt manufacturing plant as well as reduced contributions from certain joint ventures that had fixed returns. The asphalt facility was designed to produce annually up to 100,000 tons of high-quality asphalt. The plant is experiencing technical difficulties in producing economical quantities of asphalt and, as a result, is encountering operating losses. MCN is aggressively working to resolve the technical issues. Pipelines & Processing recorded earnings in the 1999 periods from certain joint ventures where its allocated income was based on its share of the ventures’ earnings but not less than a predetermined fixed amount. Joint venture income from these investments in the 1999 periods was based on the

MANAGEMENT’S DISCUSSION AND ANALYSIS (Continued)

fixed amounts. Under the joint venture agreements, the fixed amounts were lowered or eliminated in 2000.

	Quarter		9 Months		12 Months

	2000	1999	2000	1999	2000	1999

Pipelines & Processing Statistics*

Methanol Produced (Million Gallons)	16.4	15.7	50.2	40.6	67.0	55.4

Gas Transported (Bcf)	34.8	52.4	106.8	153.5	161.9	199.5

Gas Processed (Bcf):

Carbon dioxide treatment	13.2	12.4	39.7	38.2	53.3	50.9

Natural gas liquids removal	14.9	22.6	47.2	54.1	66.2	65.1

	28.1	35.0	86.9	92.3	119.5	116.0

*	Includes MCN’s share of joint ventures

Electric Power operating and joint venture results, excluding unusual items, decreased $5.7 million, $14.6 million and $14.7 million in the 2000 quarter, nine- and twelve-month periods, respectively. The declines in earnings for all three 2000 periods reflect lost earnings from the sale of interests in a number of power projects as a condition of MCN’s pending merger with DTE (Note 2). MCN sold its 23% interest in the 1,370 megawatt (MW) Midland Cogeneration Venture facility and its 33% interest in the 42 MW Carson Cogeneration facility in the 2000 first quarter. MCN sold its 50% interest in the 123 MW Michigan Power Project, its 50% interest in the 30 MW Ada Cogeneration facility and its 95% interest in the 140 MW Cobisa-Person facility in the 2000 second quarter. Also contributing to the 2000 twelve-month decrease was the sale in 1999 of MCN’s 40% interest in a joint venture that held minority interests in electric distribution companies and power generation facilities in India.

	Quarter		9 Months		12 Months

	2000	1999	2000	1999	2000	1999

(Thousands of MW hours)*

Electric Power

Electricity Sales — Domestic	—	692.3	185.2	2,084.2	856.8	2,745.4

Electricity Sales — International	—	—	—	—	—	414.2

	—	692.3	185.2	2,084.2	856.8	3,159.6

*	Includes MCN’s share of joint ventures

Energy Marketing operating and joint venture results, excluding unusual items, decreased $6.8 million, $46.4 million and $57.5 million in the 2000 quarter, nine- and twelve-month periods, respectively. The comparisons were affected by reduced gas sales margins, significantly higher reserves for potentially uncollectible accounts receivable balances, higher storage and transportation expenses, and fair value and mark-to-market accounting adjustments.

Energy Marketing’s gas sales margins generated from retail customers have declined in all three 2000 periods as a result of a decrease in gas sales and exchange gas deliveries primarily due to warmer weather and the exiting of two marketing joint ventures during 2000. Additionally, margins generated from wholesale customers have declined due to the narrowing or reversal of seasonal and geographical price differentials. As subsequently discussed, seasonal price differentials allow Energy Marketing to profit from its ability to purchase and store gas in the summer months and sell such gas in winter months. Geographical price differentials allow Energy Marketing to purchase lower

MANAGEMENT’S DISCUSSION AND ANALYSIS (Continued)

priced gas in the Midcontinent/ Gulf Coast region, and transport and sell such gas at higher prices in the Midwest and Eastern regions. The lower price differentials have reduced the value of Energy Marketing’s storage and transportation assets.

	Quarter		9 Months		12 Months

	2000	1999	2000	1999	2000	1999

Energy Marketing (Bcf)*

Gas Sales	76.0	140.5	338.4	423.1	501.0	544.7

Exchange Gas Deliveries	—	—	15.0	5.6	21.3	9.9

	76.0	140.5	353.4	428.7	522.3	554.6

*	Includes MCN’s share of joint ventures

Current natural gas prices are high when compared to historical periods. Higher prices, coupled with lower margins, have resulted in financial pressures for some of Energy Marketing’s customers. As a result of these financial pressures and a customer bankruptcy filing, Energy Marketing accrued $14.5 million in the 2000 second quarter for potentially uncollectible accounts receivable balances.

Energy Marketing’s results for the 2000 periods also include higher expenses for increased natural gas storage and transportation capacity. As discussed in MCN’s 1999 Annual Report on Form 10-K, Energy Marketing has marketing rights for 100% of the storage capacity of the 42 Bcf Washington 10 storage project, which was placed in operation in July 1999. Additionally, Energy Marketing added new firm transportation capacity in 1999 with the completion of the 292-mile Portland Natural Gas Transmission System.

As discussed in Notes 3 and 4 to the Consolidated Financial Statements included herein, Energy Marketing began trading activities upon changing its operating strategy in the 2000 second quarter to optimize the value of its storage assets. In connection with this change in strategy, Energy Marketing also changed to the “Fair Value” method of accounting for gas in inventory and implemented mark-to-market accounting for the related derivative financial and storage capacity contracts. The fair value accounting change and the mark-to-market adjustments had the effect of decreasing Energy Marketing’s operating and joint venture income by $8.0 million and $5.5 million for the 2000 quarter and twelve-month period, respectively, and increasing such income by $4.2 million for the 2000 nine-month period, compared to the same 1999 periods.

	Quarter		9 Months		12 Months

	2000	1999	2000	1999	2000	1999

(in Millions, Except Per Share Amounts)

Energy Marketing Adjustments

Mark-to-Market Accounting	$(36.6)	$—	$(64.8)	$—	$(64.8)	$—

Fair Value Accounting	40.8	12.2	98.0	29.0	87.4	28.1

Pre-Tax Income	$4.2	$12.2	$33.2	$29.0	$22.6	$28.1

Net Income	$2.8	$7.9	$21.6	$18.8	$14.7	$18.3

Diluted Earnings Per Share	$.03	$.09	$.24	$.23	$.17	$.22

The traditional value of storage assets resulted from the ability to buy natural gas and inject it into storage fields during the spring to early fall period when gas demand and prices are usually their lowest. The gas is withdrawn from storage and sold in the late fall-to-winter period when demand and gas prices are traditionally their highest. There has been a change in the natural gas pricing

MANAGEMENT’S DISCUSSION AND ANALYSIS (Continued)

environment, including the narrowing or reversal of these summer-to-winter price differentials. In the 2000 second quarter, Energy Marketing implemented a strategy of optimizing the value of its storage assets through financial instruments, while continuing to minimize its exposure to commodity price changes. These financial instruments and the related storage capacity contracts are considered energy trading activities under generally accepted accounting principles and are required to be marked-to-market with unrealized gains and losses recorded to earnings.

In conjunction with applying mark-to-market accounting to storage-related financial instruments and capacity contracts, Energy Marketing changed its method of accounting for gas in inventory from the “Last In First Out” (LIFO) method to the “Fair Value” method. The Fair Value method allows Energy Marketing to revalue its gas in inventory each accounting period at current market prices, with unrealized gains and losses recorded to earnings. Fair Value accounting better aligns financial reporting for energy trading inventory with the way in which price risk is measured and managed as part of trading activities. Fair Value accounting for inventory, coupled with mark-to-market accounting for storage-related financial instruments and capacity contracts, is expected to remove or minimize earnings mismatches. As the value of gas in inventory increases or decreases, the value of the storage-related financial instruments is expected to move in the opposite direction and in similar amounts, thereby offsetting each other. As previously discussed, the change to Fair Value accounting required the financial statements of prior periods to be restated to apply the new accounting method retroactively.

Exploration & Production operating and joint venture income, excluding unusual items, decreased $.7 million, $4.6 million and $7.0 million in the 2000 quarter, nine- and twelve-month periods, respectively. Results for all three 2000 periods were impacted by a significant decline in overall gas production due to the sale of MCN’s Western and Midcontinent/ Gulf Coast E&P properties in early and mid-1999, as well as the sale of its Appalachian properties in December 1999. Gas and oil production decreased by 6.9 Bcf equivalent (Bcfe) in the 2000 quarter, 33.6 Bcfe in the 2000 nine-month period and 41.7 Bcfe in the 2000 twelve-month period.

E&P results were also impacted by an increase in production-related expenses in the 2000 nine- and twelve-month periods and an increase in the overall average gas and oil sales prices for all 2000 periods. The higher average sales prices in the 2000 periods, coupled with significantly lower administrative and general expenses, substantially offset the effects of the drop in gas and oil production. The increased production expenses reflect higher severance taxes as a result of the increase in gas and oil sales prices. Additionally, the production expenses comparison reflects the sale of non-Michigan E&P properties that generally had lower operating costs. The increased average sales prices are due to higher industry prices for both natural gas and oil. The impact of higher natural gas and oil sales prices on E&P operating and joint venture income was moderated by

MANAGEMENT’S DISCUSSION AND ANALYSIS (Continued)

hedging with swap and futures agreements, as discussed in the “Risk Management Strategy” section that follows.

	Quarter		9 Months		12 Months

	2000	1999	2000	1999	2000	1999

Exploration & Production Statistics

Gas and Oil Production (Bcf equivalent):

Michigan	6.9	6.9	19.4	20.4	26.1	32.3

Western, Midcontinent/ Gulf Coast & Appalachia	.4	7.3	1.2	33.8	9.1	44.6

	7.3	14.2	20.6	54.2	35.2	76.9

Production Costs (per Mcf equivalent):

Michigan, excluding severance taxes	$.88	$1.16	$.92	$1.05	$.91	$1.01

Non-Michigan, excluding severance taxes	$.55	$.94	$.60	$.80	$.94	$.72

Severance taxes	$.16	$.04	$.14	$.04	$.11	$.05

Overall	$1.02	$1.09	$1.04	$.93	$1.02	$.89

Average Selling Price (per Mcf equivalent)*	$2.46	$2.22	$2.55	$2.18	$2.45	$2.13

*	The average selling prices have been adjusted for amounts received or paid under hedging contracts

Risk management strategy MCN uses futures, options and swap contracts to manage commodity price risk on its portfolio of gas and oil supply and sales agreements. MCN’s Energy Marketing business coordinates all of MCN’s hedging and trading activities to ensure compliance with risk management policies that are periodically reviewed by MCN’s Board of Directors. Certain hedging gains or losses related to gas and oil production are recorded by MCN’s E&P operations. Gains and losses on gas and oil production-related hedging transactions that are not recorded by MCN’s E&P segment are recorded by Energy Marketing.

Corporate & Other operating and joint venture results improved $.3 million in the 2000 quarter, and declined $2.1 million for the 2000 nine-month period. The 2000 nine-month comparison was affected by adjustments recorded in 1999 that reduced or eliminated accruals for employee incentive awards that were based on MCN’s operating or stock-price performance.

Other Income and Deductions

Other income and deductions decreased $3.5 million, $13.7 million and $13.8 million in the 2000 quarter, nine- and twelve-month periods, respectively. The results reflect a decline in interest expense, net of interest income, and preferred dividend costs, which is attributable to proceeds received from asset sales and the issuance of common shares. The 1999 nine- and twelve-month periods include a loss from the write-down of an investment in the common stock of an E&P company (Note 5d).

Income Taxes

Income taxes for all three 2000 periods were impacted by variations in pre-tax results. Income tax comparisons were also affected by taxes recorded in 1999 from the generation of approximately $3.6 million of undistributed foreign income in 1998.

MANAGEMENT’S DISCUSSION AND ANALYSIS (Continued)

Outlook

MCN’s new strategic direction emphasizes achieving operational efficiencies and growth through integration of existing businesses. MCN will continue pursuing new pipeline, electric power and energy marketing ventures, with an emphasis on operating projects that enhance MCN businesses within the Midwest-to-Northeast corridor. MCN has an abundance of gas storage and transportation capacity, which enhances its ability to provide reliable and custom-tailored bundled services to large-volume end users and utilities. Currently, some of the storage and transportation contracts have high-costs. MCN expects to continue pursuing alternative operating and financial strategies to optimize the value of its storage and transportation assets.

Gas Distribution

Results reflect seasonal loss, improved gross margins, and lower operation and maintenance costs — Gas Distribution reported a net loss of $16.5 million for the 2000 third quarter compared to a net loss of $14.7 million for the same 1999 quarter. Gas Distribution typically records third quarter losses due to seasonally lower demand for natural gas during the summer months. Gas Distribution’s earnings were $52.9 million and $80.4 million for the 2000 nine- and twelve-month periods, respectively, resulting in decreases of $23.1 million and $26.4 million from the comparable 1999 periods. As previously discussed, the 2000 periods include merger costs and an unusual item. Excluding the merger costs and unusual item, results improved $5.7 million for the 2000 quarter, and declined $14.6 million and $1.2 million for the 2000 nine- and twelve-month periods, respectively, over the corresponding 1999 periods. Results for the 2000 quarter reflect improved gross margins due to more favorable weather and increased contributions from the gas sales program, as well as lower operation and maintenance costs. Earnings for the 2000 nine-month period reflect warmer weather and reduced contributions from the gas sales program. Earnings for the 2000

MANAGEMENT’S DISCUSSION AND ANALYSIS (Continued)

twelve-month period were also impacted by warmer weather, which was substantially offset by lower operating costs.

	Quarter		9 Months		12 Months

	2000	1999	2000	1999	2000	1999

(in Millions)

Gas Distribution Operations
Operating Revenues*

Gas sales	$87.6	$74.9	$603.1	$653.5	$874.2	$913.3

End user transportation	21.0	22.4	85.6	72.6	116.9	94.9

Intermediate transportation	12.2	14.2	39.4	42.8	54.4	57.6

Other	15.3	17.9	56.1	62.7	77.7	82.9

	136.1	129.4	784.2	831.6	1,123.2	1,148.7

Cost of Sales	37.0	33.2	336.2	354.6	488.9	505.1

Gross Margin	99.1	96.2	448.0	477.0	634.3	643.6

Other Operating Expenses*

Operation and maintenance	59.5	65.3	187.0	203.5	262.0	275.9

Depreciation, depletion and amortization	26.4	24.4	79.3	74.4	105.0	98.7

Property and other taxes	13.4	12.3	46.4	43.8	48.5	56.0

Unusual item (Note 5e)	9.7	-	9.7	-	9.7	-

Merger costs (Note 2)	1.8	-	3.2	-	28.9	-

	110.8	102.0	325.6	321.7	454.1	430.6

Operating Income (Loss)	(11.7)	(5.8)	122.4	155.3	180.2	213.0

Equity in Earnings of Joint Ventures	(.1)	.4	.6	1.5	1.1	1.9

Other Income and (Deductions)*

Interest income	.2	.9	1.4	2.7	1.1	4.8

Interest expense	(14.3)	(13.8)	(43.8)	(40.3)	(59.9)	(56.7)

Minority interest	(.1)	(.3)	(.4)	(.8)	(.6)	(1.0)

Other	1.1	(.8)	1.6	(.7)	.8	(2.1)

	(13.1)	(14.0)	(41.2)	(39.1)	(58.6)	(55.0)

Income (Loss) Before Income Taxes	(24.9)	(19.4)	81.8	117.7	122.7	159.9

Income Taxes	(8.4)	(4.7)	28.9	41.7	42.3	53.1

Net Income (Loss) Before unusual items and merger costs	(9.0)	(14.7)	61.4	76.0	105.6	106.8

Unusual item and merger costs (Notes 2 and 5e)	(7.5)	—	(8.5)	—	(25.2)	—

	$(16.5)	$(14.7)	$52.9	$76.0	$80.4	$106.8

*	Includes intercompany transactions

Gross Margins

Gross margins (operating revenues less cost of sales) increased $2.9 million for the 2000 quarter, and decreased $29.0 million and $9.3 million in the 2000 nine- and twelve-month periods, respectively. Gross margins reflect varying contributions from MichCon’s three-year gas sales program and the impact of weather variations.

Gross margins for the 2000 quarter include higher margins generated under MichCon’s three-year gas sales program. However, such margins for the 2000 nine-and twelve-month periods declined from the corresponding 1999 periods. Under the gas sales program which began in January 1999

MANAGEMENT’S DISCUSSION AND ANALYSIS (Continued)

(Note 8a), MichCon’s gas sales rates include a gas commodity component fixed at $2.95 per Mcf. As part of its gas acquisition strategy, MichCon has entered into fixed-price contracts at an average cost below $2.95 per Mcf for approximately 90% of its gas supply requirements in 2000 assuming normal weather, and approximately 65% of such requirements in 2001. As discussed in the “Cost of Sales” section that follows, gas sales margins in the 2000 quarter were higher than the 1999 quarter as a result of lower cost of gas. However, margins in the 2000 nine- and twelve-month periods were lower than the same 1999 periods due to higher fixed-price supplies. The 2000 twelve-month period includes a full year’s contribution from the gas sales program which began in January 1999, whereas the 1999 twelve-month period includes only nine months of contributions. The impact of higher-priced supplies in the 2000 twelve-month period was mitigated by the effects of such contributions.

Gross margins variations for all three 2000 periods were also affected by the number of customers who chose to purchase their gas from other suppliers under MichCon’s three-year customer choice program. Year one of this program began in April 1999, with approximately 70,000 customers choosing to participate. Year two commenced in April 2000, with the number of customers participating declining to approximately 55,000. Distribution margins are retained from these customers as MichCon continues to transport and deliver the gas to the customers’ premises.

Additionally, gross margins fluctuations for all three 2000 periods were impacted by varying weather which was slightly colder in the 2000 quarter, and 3.5% and .5% warmer in the 2000 nine- and twelve-month periods, respectively, compared to the same 1999 periods. The 2000 nine- and twelve-month periods also reflect a provision for customer refunds (Note 8b), as well as a decline in intermediate transportation revenues and revenues from other gas-related services.

	Quarter		9 Months		12 Months

	2000	1999	2000	1999	2000	1999

Effect of Weather on Gas Markets and Earnings

Percent Colder (Warmer) Than Normal	N/M	N/M	(12.0)%	(8.5)%	(11.2)%	(10.7)%

Increase (Decrease) From Normal in:

Gas markets (Bcf)	.6	(.7)	(17.4)	(11.1)	(25.0)	(24.6)

Net income (in Millions)	$.6	$(.7)	$(16.2)	$(11.0)	$(23.8)	$(23.2)

Diluted earnings per share	$.01	$(.01)	$(.18)	$(.13)	$(.27)	$(.28)

N/ M — Not meaningful

Gas sales and end user transportation revenues in total increased $11.3 million for the 2000 quarter, and decreased $37.4 million and $17.1 million for the 2000 nine- and twelve-month periods, respectively. Revenues for the 2000 quarter reflect a 2.6 Bcf increase in gas sales volumes due primarily to colder weather, partially offset by a 1.4 Bcf decrease in end user transportation deliveries. The 2000 nine- and twelve-month periods reflect a decline in gas sales revenues due to lower sales volumes, partially offset by higher end user transportation revenues due to increased deliveries. Gas sales volumes decreased 11.1 Bcf in the 2000 nine-month period and 11.3 Bcf in the 2000 twelve-month period due primarily to warmer weather and customers who chose to purchase their gas from other suppliers under MichCon’s customer choice program. End user transportation deliveries increased 13.4 Bcf in the 2000 nine-month period and 20.3 Bcf in the 2000 twelve-month period. The improvement includes volumes associated with customers participating in the customer choice program who are reflected as end user transportation customers rather than gas sales customers. Accordingly, gas sales revenues have decreased, partially offset by an increase in end user transportation revenues, resulting in a net decrease in total operating revenues due to the gas commodity component included in gas sales rates. Partially

MANAGEMENT’S DISCUSSION AND ANALYSIS (Continued)

offsetting the 2000 nine- and twelve-month periods’ increase in end user transportation volumes attributable to the customer choice program was the impact of warmer weather.

The gas sales revenues comparison for the nine- and twelve-month periods was impacted by a $2.4 million provision for customer refunds recorded in the 2000 second quarter, and the end user transportation comparison for the same periods was affected by the temporary shutdown of an industrial customer’s plant in the 1999 second quarter.

Additionally, the gas sales revenues comparison for the twelve-month period was impacted by the cost of the gas commodity component of gas sales rates. As previously discussed, this gas commodity component was fixed under MichCon’s gas sales program at $2.95 per Mcf beginning in January 1999. Prior to 1999, MichCon’s sales rates were set to recover all of its reasonably and prudently incurred gas costs. The gas commodity component of MichCon’s sales increased $.08 per Mcf (3%) for the 2000 twelve-month period.

	Quarter		9 Months		12 Months

	2000	1999	2000	1999	2000	1999

(Bcf)

Gas Distribution

Gas Sales	13.2	10.6	116.2	127.3	170.7	182.0

End User Transportation	31.3	32.7	120.4	107.0	165.4	145.1

	44.5	43.3	236.6	234.3	336.1	327.1

Intermediate Transportation*	132.1	128.3	426.7	390.8	567.8	497.5

	176.6	171.6	663.3	625.1	903.9	824.6

*	Includes intercompany volumes

Intermediate transportation revenues decreased $2.0 million, $3.4 million and $3.2 million in the 2000 quarter, nine- and twelve-month periods, respectively. Although revenues declined, the related deliveries rose significantly, increasing 3.8 Bcf, 35.9 Bcf and 70.3 Bcf in the 2000 quarter, nine- and twelve-month periods, respectively. A significant portion of the volume variations was for customers who pay a fixed fee for intermediate transportation capacity regardless of actual usage. Although volumes associated with these fixed-fee customers may vary, the related revenues are not affected. The decrease in intermediate transportation revenues is due to non fixed-fee customers shifting volumes from a higher rate to a lower rate transportation route.

Other operating revenues decreased $2.6 million, $6.6 million and $5.2 million in the 2000 quarter, nine-and twelve-month periods, respectively. Revenues in the 2000 nine- and twelve-month periods reflect a decline in storage and facility development services, partially offset by an increase in late payment fees and revenues from providing appliance maintenance services. Additionally, all three 2000 periods include lower revenues associated with the operations of a heating, ventilation and cooling company that is expected to be sold in late 2000 or early 2001.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS (Continued)

Cost of sales increased $3.8 million in the 2000 quarter, and decreased $18.4 million and $16.2 million in the 2000 nine- and twelve-month periods, respectively. The cost of sales variations primarily reflect weather-driven gas sales volumes as well as changes in sales volumes associated with customers who have chosen to purchase gas from other suppliers under MichCon’s customer choice program. Also impacting cost of sales was the price paid for gas sold which decreased $.20 per Mcf (7%) in the 2000 quarter, and increased $.08 per Mcf (3%) and $.07 per Mcf (3%) in the 2000 nine- and twelve-month periods, respectively. Additionally, the comparison was impacted by lower cost of sales associated with the operations of a heating, ventilation and cooling company. The cost of sales increase in the 2000 quarter is also attributable to higher lost gas expenses.

Other Operating Expenses

Operation and maintenance expenses decreased $5.8 million, $16.5 million and $13.9 million in the 2000 quarter, nine- and twelve-month periods, respectively. The decreases are attributable to lower employee benefit costs, primarily pension costs. The 2000 nine- and twelve-month periods also benefited from the receipt of insurance proceeds resulting from the settlement of environmental claims with certain insurance carriers. As discussed in MCN’s 1999 Annual Report on Form 10-K, the settlement has allowed MichCon to recover previously incurred costs and resolved the carriers’ liabilities for future costs of environmental investigation and remediation.

Partially offsetting the improvement in the 2000 twelve-month period were higher injuries and damages costs.

Depreciation and depletion increased $2.0 million, $4.9 million and $6.3 million in the 2000 quarter, nine-and twelve-month periods, respectively, reflecting depreciation on higher plant balances.

Property and other taxes increased $1.1 million and $2.6 million in the 2000 quarter and nine-month period, respectively, and decreased $7.5 million in the 2000 twelve-month period. All three 2000 periods were impacted by taxes on higher plant balances. However, the effect of higher plant balances in the 2000 twelve-month period was more than offset by a change in the calculation of the value of personal property subject to taxation by local taxing jurisdictions. MichCon has pending tax appeals with various local taxing jurisdictions to recover excess payments made in prior years based on the revised calculation. This calculation change, coupled with the favorable impact of new valuation tables approved by the Michigan State Tax Commission (STC) in November 1999, is expected to lower Gas Distribution’s personal property taxes by approximately $8 million annually beginning in July 2000. Several local taxing jurisdictions have taken legal action against the State of Michigan to prevent the STC from implementing the new valuation tables (Note 11a).

Unusual item of $9.7 million for all three 2000 periods reflects the write-down of an investment in a heating, ventilation and cooling company that is expected to be sold in late 2000 or early 2001 (Note 5e).

Merger costs of $1.8 million, $3.2 million and $28.9 million in the 2000 quarter, nine- and twelve-month periods, respectively, include legal, consulting, accounting, employee benefit and other expenses associated with the pending merger between MCN and DTE (Note 2).

Other Income and Deductions

Other income and deductions decreased $.9 million in the 2000 quarter, and increased $2.1 million and $3.6 million in the 2000 nine- and twelve-month periods, respectively. The comparison for all three periods was impacted by an increase in 2000 investment income. The 2000 nine- and

MANAGEMENT’S DISCUSSION AND ANALYSIS (Continued)

twelve-month periods were also impacted by higher interest costs primarily due to an increase in the average balance of long-term debt outstanding, interest on customer refunds as well as a decline in construction related capitalized interest. Additionally, the other income and deductions increase in the 2000 twelve-month period is attributable to lower interest income resulting from the repayment of funds loaned to MCN.

Income Taxes

Income taxes for all three 2000 periods were impacted by variations in pre-tax earnings. Income taxes in the 2000 periods were also affected by the favorable resolution of prior years’ tax issues. Additionally, the 1999 twelve-month period includes higher tax credits.

Outlook

Gas Distribution’s strategy is to expand its role as the preferred provider of natural gas and high-value energy services within Michigan. Accordingly, Gas Distribution’s objectives are to increase revenues and control costs in order to deliver strong shareholder returns and provide customers with high-quality service at competitive prices.

MichCon has begun, and plans to continue, capitalizing on opportunities resulting from the gas industry restructuring. MichCon is currently operating under its Regulatory Reform Plan, which includes a comprehensive experimental three-year customer choice program designed to offer all sales customers added choices and greater price certainty. Year two of the customer choice program began April 1, 2000, and approximately 55,000 customers have chosen to purchase natural gas from suppliers other than MichCon. There are approximately 15,000 fewer customers participating in year two of the plan than in year one as a result of fewer natural gas marketers participating due to higher gas prices. Current gas prices are substantially higher than the $2.95 per Mcf rate available to customers under MichCon’s customer choice program, thereby hindering gas marketers’ ability to compete with MichCon for such customers.

As discussed in MCN’s 1999 Annual Report on Form 10-K, the Regulatory Reform Plan also suspended the GCR mechanism for customers who continue to purchase gas from MichCon, and fixed the gas commodity component of MichCon’s sales rates at $2.95 per Mcf. The suspension of the GCR mechanism allows MichCon to profit from its ability to purchase gas at less than $2.95 per Mcf. The plan also increases MichCon’s risk associated with generating margins that cover its gas costs. As part of its gas acquisition strategy, MichCon entered into fixed-price contracts at an average cost below $2.95 per Mcf for approximately 90% of its supply requirements in 2000 assuming normal weather, and approximately 65% of such requirements in 2001. However, margins are expected to be lower in future periods as MichCon’s fixed-price supplies in 2000 and 2001 are at prices higher than those paid in 1999. MichCon expects to meet its remaining gas supply requirements for 2000 and 2001 by withdrawing gas from storage, supplemented with purchases at market prices. Margins in future periods could decline further if gas prices remain at their current levels, which are high compared to historical periods. The level of margins generated from selling gas will also be affected by actual gas sales volumes, which will fluctuate as a result of changes in weather, and the number of customers who ultimately choose to purchase gas from suppliers other than MichCon.

The State of Michigan is continuing its initiatives designed to give all of Michigan’s natural gas customers added choices and the opportunity to benefit from lower gas costs resulting from competition. In October 2000, the Michigan Public Service Commission (MPSC) issued an order

MANAGEMENT’S DISCUSSION AND ANALYSIS (Continued)

that provides uniform terms and conditions for a new voluntary customer choice program in Michigan. Key aspects of the order include: i) continuing customer choice on a permanent and expanding basis with all of MichCon’s customers eligible to participate in the program by the end of a three-year phase-in period; ii) eliminating fixed commodity rates in favor of GCR rates that reflect market prices; and iii) investigating the potential unbundling of additional services offered by Michigan gas utilities.

MichCon supports customer choice initiatives but is concerned with the structure of the current three-year customer choice and gas sales programs, which fixed the gas commodity component of its sales rates at $2.95 per Mcf. Therefore, MichCon is evaluating the option of seeking MPSC approval to terminate year three of the existing customer choice program and implement the new permanent program in April 2001. This would include eliminating the fixed $2.95 per Mcf rate and lifting the suspension of MichCon’s GCR. Absent a modification to its choice program, MichCon plans to supplement existing fixed price supply with withdrawals from storage to mitigate the effect of current high market prices.

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

CAPITAL RESOURCES AND LIQUIDITY

	9 Months

	2000	1999

(in Millions)

Cash and Cash Equivalents

Cash Flow Provided From (Used For):

Operating activities	$174.8	$211.5

Financing activities	(437.8)	(270.4)

Investing activities	226.0	72.2

Net Increase (Decrease) in Cash and Cash Equivalents	$(37.0)	$13.3

Operating Activities

MCN’s cash flow provided from operating activities decreased $36.7 million during the 2000 nine-month period compared to the same 1999 period. The decrease was due primarily to lower earnings, after adjusting for non-cash items (depreciation, unusual items, change in accounting and deferred taxes), partially offset by lower working capital requirements.

Financing Activities

MCN’s cash flow used for financing activities increased $167.4 million during the 2000 nine-month period. The change primarily reflects greater debt repayments, net of debt and equity issuances, in the 2000 nine-month period, compared to the same 1999 period. The debt repayments were made

MANAGEMENT’S DISCUSSION AND ANALYSIS (Continued)

with proceeds from the sale of assets. A summary of MCN’s significant financing activities and financing plans follows.

MCN’s FELINE PRIDES securities matured on May 16, 2000. Each security initially represented a stock purchase contract and a preferred security. Under each stock purchase contract, MCN was obligated to sell, and the FELINE PRIDES holder was obligated to purchase between 1.4132 and 1.7241 shares of MCN common stock for $50. The number of MCN common shares purchased totaled approximately 4.6 million. Each FELINE PRIDES holder had the option to use the preferred securities, treasury securities or cash to satisfy the $50 purchase commitment. Holders of approximately 99% of the FELINE PRIDES used their preferred securities to purchase MCN common shares. The remaining holders purchased their MCN shares with cash totaling $1.5 million.

MCN had a $290 million revolving credit agreement that expired in July 2000 and was not renewed.

Diversified Energy

The Diversified Energy group maintains credit lines that support its commercial paper program, which is used to finance capital investments and to finance Energy Marketing’s working capital requirements. Diversified Energy has established credit lines to allow for borrowings under a 364-day revolving credit facility and a three-year revolving credit facility. The 364-day facility was renewed in July 2000 and was increased from $200 million to $300 million. The three-year facility totals $200 million and expires in July 2001. During the first nine months of 2000, Diversified Energy’s commercial paper and bank borrowings outstanding decreased by $62.0 million, leaving borrowings of $290.4 million outstanding under this program at September 30, 2000.

MCN received approximately $451.2 million during the 2000 nine-month period from the sale of assets and joint venture interests which was used to repay outstanding debt. Proceeds from additional sales are expected in 2000 and will be used to repay outstanding borrowings and for general corporate purposes.

Gas Distribution

Gas Distribution maintains a relatively consistent amount of cash and cash equivalents through the use of short-term borrowings. Short-term borrowings are normally reduced in the first part of each year as gas inventories are depleted and funds are received from winter heating sales. During the latter part of the year, Gas Distribution’s short-term borrowings normally increase as funds are used to finance increases in gas inventories and customer accounts receivable. To meet its seasonal short-term borrowing needs, Gas Distribution normally issues commercial paper that is backed by credit lines with several banks. MichCon has established credit lines to allow for borrowings under a 364-day revolving credit facility and a three-year revolving credit facility. The 364-day facility was renewed in July 2000 and was increased from $150 million to $200 million. The three-year facility totals $150 million and expires in July 2001. During the first nine months of 2000, MichCon repaid $45.5 million of commercial paper, leaving borrowings of $190.4 million outstanding under this program at September 30, 2000.

In March 2000, MichCon repaid $12.3 million of term debt of a non-utility subsidiary that was scheduled to mature in 2006. Additionally, MichCon repaid $20 million of first mortgage bonds that matured in May 2000.

MANAGEMENT’S DISCUSSION AND ANALYSIS (Continued)

Investing Activities

MCN’s cash flow from investing activities increased $153.8 million in the 2000 nine-month period compared to the same 1999 period. The change was due primarily to proceeds from the sale of assets and joint venture interests and lower capital investments.

Capital investments equaled $234.0 million in the 2000 nine-month period compared to $391.6 million for the same period in 1999. The 2000 investments include significantly lower levels of investments within the Diversified Energy Group.

	9 Months

	2000	1999

(in Millions)

Capital Investments

Consolidated Capital Expenditures:

Electric Power	$.9	$46.8

Exploration & Production	12.1	88.6

Gas Distribution	86.8	94.9

Other	3.0	3.1

	102.8	233.4

MCN’s Share of Joint Venture Capital Expenditures:*

Pipelines & Processing	105.0	76.6

Electric Power	26.1	52.0

Other	.1	.1

	131.2	128.7

Acquisitions	—	29.5

Total Capital Investments	$234.0	$391.6

*  A portion of joint venture capital expenditures is financed with joint venture debt

Outlook

2000 capital investments to approximate $340 million — MCN’s revised strategic direction will result in capital investments in future years of approximately $150 million to $350 million annually — significantly lower than in the past several years.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS (Continued)

Commodity Price Risk

Hedging Activities

Natural gas and oil futures, options and swap agreements are used to manage Diversified Energy’s exposure to the risk of market price fluctuations on gas sale and purchase contracts, gas and oil production and gas inventories. There have been significant increases in gas and oil prices since December 1999. As a result of the increases, there have been material changes in the outcome of the sensitivity analysis performed for commodity price risk at September 30, 2000 as compared to December 31, 1999.

As discussed in MCN’s 1999 Annual Report on Form 10-K, a sensitivity analysis calculates the change in fair values of MCN’s natural gas and oil futures and swap agreements given a hypothetical 10% increase or decrease in commodity prices utilizing applicable forward commodity rates in effect at the end of the reporting period.

The results of the sensitivity analysis calculations follow:

	September 30, 2000		December 31, 1999

	Assuming	Assuming	Assuming	Assuming
	a 10%	a 10%	a 10%	a 10%
	Increase in	Decrease in	Increase in	Decrease in
	Commodity	Commodity	Commodity	Commodity
	Prices	Prices	Prices	Prices

(in Millions)
Commodity Price Sensitive:*

Swaps: Pay fixed/receive variable	$118.9	$(118.9)	$89.8	$(89.8)

Pay variable/receive fixed	$(92.0)	$92.0	$(81.1)	$81.1

Futures: Longs	$4.1	$(4.1)	$5.0	$(5.0)

Shorts	$—	$—	$(2.1)	$2.1

*	Includes only the risk related to the derivative instruments that serve as hedges and does not include the related underlying hedged item

Trading Activities

In the 2000 second quarter, MCN’s Energy Marketing segment began trading activities upon revising its operating strategy to optimize the value of its storage assets. The strategy includes using natural gas futures and swap agreements that are marked-to-market under generally accepted accounting principles (Note 4). At September 30, 2000, these swap agreements and futures contracts totaled 77.4 Bcf, have a notional value of $341.8 million and have maturities extending through 2001.

MANAGEMENT’S DISCUSSION AND ANALYSIS (Continued)

The results of the sensitivity analysis calculations previously discussed follow:

	September 30, 2000		December 31, 1999

	Assuming	Assuming	Assuming	Assuming
	a 10%	a 10%	a 10%	a 10%
	Increase in	Decrease in	Increase in	Decrease in
	Commodity	Commodity	Commodity	Commodity
	Prices	Prices	Prices	Prices

(in Millions)
Commodity Price Sensitive:**

Swaps: Pay fixed/receive variable	$8.4	$(8.4)	N/A	N/A

Pay variable/receive fixed	$(26.8)	$26.8	N/A	N/A

Futures: Longs	$.8	$(.8)	N/A	N/A

Shorts	$(2.9)	$2.9	N/A	N/A

**	Includes only the risk related to the derivative instruments and does not include the related gas in inventory and storage capacity contracts

Interest Rate Risk

MCN is subject to interest rate risk in connection with the issuance of variable- and fixed-rate debt and preferred securities. In order to manage interest costs, MCN uses interest rate swap agreements to exchange fixed- and variable-rate interest payment obligations over the life of the agreements without exchange of the underlying principal amounts. During the 2000 nine-month period, there have been no events or factors that have caused any material changes to MCN’s interest rate risk.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS (Continued)

not expect any complications in completing the plan or having the related computer systems operational by the end of 2000.

Revenue Recognition — In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements.” SAB No. 101 summarized certain of the SEC’s views in applying generally accepted accounting principles to recognizing revenues. SAB No. 101 will be effective for MCN in the fourth quarter of 2000. Management does not expect SAB No. 101 to have a material effect on MCN’s financial statements.

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

CONSOLIDATED STATEMENT OF FINANCIAL POSITION (Unaudited)

	September 30		December 31

		1999	1999
		(Restated)	(Restated)
	2000	Note 3	Note 3

(in Thousands)

ASSETS

Current Assets

Cash and cash equivalents, at cost (which approximates market value)	$22,384	$30,353	$59,366

Accounts receivable, less allowance for doubtful accounts of $29,222, $16,216 and $20,720, respectively	496,391	301,243	546,689

Accrued unbilled revenues	25,367	21,499	100,439

Gas in inventory	362,235	250,717	179,826

Property taxes assessed applicable to future periods	29,436	39,505	62,651

Deferred income taxes	45,749	—	32,508

Assets from trading activities (Note 4)	4,852	—	—

Other	47,915	56,897	51,043

	1,034,329	700,214	1,032,522

Deferred Charges and Other Assets

Deferred income taxes	—	7,207	14,549

Investments in debt and equity securities	154,207	72,494	72,077

Deferred swap losses and receivables (Note 13)	149,092	96,539	43,907

Deferred environmental costs	28,573	31,291	31,173

Prepaid benefit costs	199,062	140,295	156,276

Other	86,490	125,569	108,288

	617,424	473,395	426,270

Investments in and Advances to Joint Ventures

Pipelines & Processing	528,224	581,515	575,684

Electric Power	38,164	134,298	145,684

Energy Marketing	23,224	25,496	21,512

Gas Distribution	2,781	2,478	2,898

Other	17,951	18,695	18,194

	610,344	762,482	763,972

Property, Plant and Equipment

Pipelines & Processing	46,475	46,094	46,480

Exploration & Production (Note 5d)	574,384	690,760	573,514

Gas Distribution	3,084,362	3,001,638	3,016,231

Other	26,126	77,937	76,245

	3,731,347	3,816,429	3,712,470

Less — Accumulated depreciation and depletion	1,789,998	1,688,186	1,697,212

	1,941,349	2,128,243	2,015,258

	$4,203,446	$4,064,334	$4,238,022

The notes to the consolidated financial statements are an integral part of this statement.

CONSOLIDATED STATEMENT OF FINANCIAL POSITION (Unaudited)

	September 30		December 31

		1999	1999
		(Restated)	(Restated)
	2000	Note 3	Note 3

(in Thousands)

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities

Accounts payable	$504,717	$291,176	$296,139

Notes payable	305,764	370,995	617,755

Current portion of long-term debt and capital lease obligations	184,908	131,302	28,102

Federal income, property and other taxes payable	22,653	5,249	68,500

Gas payable	71,225	37,272	23,422

Liabilities from trading activities (Note 4)	39,467	—	—

Customer deposits	15,727	15,766	17,707

Other	124,854	106,814	146,949

	1,269,315	958,574	1,198,574

Deferred Credits and Other Liabilities

Deferred income taxes	24,114	—	—

Unamortized investment tax credit	26,568	28,510	28,022

Tax benefits amortizable to customers	138,357	136,906	136,236

Deferred swap gains and payables (Note 13)	152,052	76,810	64,962

Accrued environmental costs	26,827	30,373	28,068

Minority interest	1,178	10,928	11,096

Other	101,528	104,076	91,613

	470,624	387,603	359,997

Long-Term Debt, including capital lease obligations	1,239,230	1,460,941	1,457,617

MCN-Obligated Mandatorily Redeemable Preferred Securities of Subsidiaries Holding Solely Debentures of MCN (Note 16)	272,412	402,900	402,922

Contingencies (Note 11)

Common Shareholders’ Equity

Common stock	902	855	857

Additional paid-in capital	1,093,555	967,356	960,176

Retained earnings (deficit)	(119,964)	(91,250)	(119,677)

Accumulated other comprehensive loss (Note 10)	(216)	(357)	(156)

Yield enhancement, contract and issuance costs	(22,412)	(22,288)	(22,288)

	951,865	854,316	818,912

	$4,203,446	$4,064,334	$4,238,022

The notes to the consolidated financial statements are an integral part of this statement

CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended		Twelve Months Ended
	September 30		September 30		September 30

		1999		1999		1999
		(Restated)		(Restated)		(Restated)
	2000	Note 3	2000	Note 3	2000	Note 3
(in Thousands, Except Per Share Amounts)
Operating Revenues	$465,419	$454,650	$1,841,579	$1,715,650	$2,550,182	$2,286,304

Operating Expenses

Cost of sales	337,261	308,964	1,304,775	1,056,627	1,787,989	1,408,455

Operation and maintenance	81,587	98,159	268,009	298,586	380,646	410,786

Depreciation, depletion and amortization	34,950	38,611	103,916	125,948	142,606	169,960

Property and other taxes	15,871	14,921	53,404	52,849	57,752	68,147

Property write-downs and contract losses (Note 5)	9,765	—	9,765	52,000	19,547	52,000

Gains and losses on sale of assets, net (Note 5)	(1,344)	5,877	(79,329)	74,675	(72,015)	74,675

Gains from sale of tax credits	(2,202)	(2,961)	(7,480)	(8,431)	(10,213)	(12,578)

Merger costs (Note 2)	2,369	—	5,190	—	40,046	—

	478,257	463,571	1,658,250	1,652,254	2,346,358	2,171,445

Operating Income (Loss)	(12,838)	(8,921)	183,329	63,396	203,824	114,859

Equity in Earnings of Joint Ventures	6,702	15,396	22,639	40,020	35,005	55,684

Other Income and (Deductions)

Interest income	4,173	1,909	8,627	5,774	9,428	8,008

Interest on long-term debt	(23,533)	(22,540)	(70,165)	(66,046)	(93,550)	(91,047)

Other interest expense	(6,484)	(5,541)	(17,860)	(20,858)	(27,344)	(28,608)

Dividends on preferred securities of subsidiaries	(6,253)	(10,335)	(22,312)	(31,004)	(31,447)	(40,212)

Investment losses (Note 5d)	—	—	—	(7,456)	—	(7,456)

Minority interest	(367)	(632)	(1,161)	(1,371)	(1,402)	(1,409)

Other	198	320	(1,185)	5,224	375	6,543

	(32,266)	(36,819)	(104,056)	(115,737)	(143,940)	(154,181)

Income (Loss) Before Income Taxes	(38,402)	(30,344)	101,912	(12,321)	94,889	16,362

Income Tax Provision (Benefit)	(13,463)	(7,098)	35,161	(2,170)	34,045	3,056

Income (Loss) Before Cumulative Effect of Accounting Change	(24,939)	(23,246)	66,751	(10,151)	60,844	13,306

Cumulative Effect of Accounting Change for Start-up Costs (Note 7)	—	—	—	(2,872)	—	(2,872)

Net Income (Loss)	$(24,939)	$(23,246)	$66,751	$(13,023)	$60,844	$10,434

Basic Earnings (Loss) Per Share (Note 9)

Before cumulative effect of accounting change	$(.28)	$(.27)	$.76	$(.12)	$.70	$.16

Cumulative effect of accounting change for start-up costs (Note 7)	—	—	—	(.04)	—	(.03)

	$(.28)	$(.27)	$.76	$(.16)	$.70	$.13

Diluted Earnings (Loss) Per Share (Note 9)

Before cumulative effect of accounting change	$(.28)	$(.27)	$.75	$(.12)	$.69	$.16

Cumulative effect of accounting change for start-up costs (Note 7)	—	—	—	(.04)	—	(.03)

	$(.28)	$(.27)	$.75	$(.16)	$.69	$.13

Average Common Shares Outstanding

Basic	90,095	85,282	87,822	82,724	87,222	81,840

Diluted	90,095	85,282	88,560	82,724	88,017	82,927

Dividends Declared Per Share	$.2550	$.2550	$.7650	$.7650	$1.0200	$1.0200

CONSOLIDATED STATEMENT OF RETAINED EARNINGS (DEFICIT) (Unaudited)

	Three Months Ended		Nine Months Ended		Twelve Months Ended
	September 30		September 30		September 30

		1999		1999		1999
		(Restated)		(Restated)		(Restated)
	2000	Note 3	2000	Note 3	2000	Note 3
(in Thousands)
Balance — Beginning of Period	$(71,664)	$(45,400)	$(120,081)	$(2,977)	$(98,563)	$(6,622)

Add — Cumulative effect on prior years of change in accounting for inventory (Note 3)	—	(595)	404	(11,515)	7,313	(10,975)

Add — Net Income (Loss)	(24,939)	(23,246)	66,751	(13,023)	60,844	10,434

	(96,603)	(69,241)	(52,926)	(27,515)	(30,406)	(7,163)

Deduct — Cash Dividends Declared	23,361	22,009	67,038	63,735	89,558	84,087

Balance — End of Period	$(119,964)	$(91,250)	$(119,964)	$(91,250)	$(119,964)	$(91,250)

The notes to the consolidated financial statements are an integral part of these statements

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30

		1999
		(Restated)
	2000	Note 3

(in Thousands)

Cash Flow From Operating Activities

Net income (loss)	$66,751	$(13,023)

Adjustments to reconcile net income to net cash provided from operating activities Depreciation, depletion and amortization:

Per statement of operations	103,916	125,948

Charged to other accounts	7,082	6,676

Unusual items, net of taxes (Note 5)	(45,217)	87,185

Cumulative effect of accounting change, net of taxes (Note 7)	—	2,872

Deferred income taxes — current	(13,241)	347

Deferred income taxes and investment tax credit, net	15,952	82,738

Equity in earnings of joint ventures, net of distributions	(1,929)	(15,176)

Other	(3,826)	(790)

Changes in assets and liabilities, exclusive of changes shown separately	45,380	(65,278)

Net cash provided from operating activities	174,868	211,499

Cash Flow From Financing Activities

Notes payable, net	(311,991)	(247,856)

Dividends paid	(67,038)	(63,735)

Issuance of common stock	4,789	132,544

Reacquisition of common stock	(2,406)	(780)

Issuance of long-term debt	—	106,535

Long-term commercial paper and bank borrowings, net	(19,854)	92,344

Retirement of long-term debt and preferred securities (Note 15)	(41,207)	(289,439)

Other	(124)	—

Net cash used for financing activities	(437,831)	(270,387)

Cash Flow From Investing Activities

Capital expenditures	(102,876)	(233,410)

Acquisitions	—	(33,071)

Investment in debt and equity securities, net	(60,346)	(4,572)

Investment in joint ventures	(63,357)	(62,572)

Sale of property and joint venture interests (Note 6)	451,168	409,616

Other	1,392	(3,789)

Net cash provided from investing activities	225,981	72,202

Net Increase (Decrease) in Cash and Cash Equivalents	(36,982)	13,314

Cash and Cash Equivalents, January 1	59,366	17,039

Cash and Cash Equivalents, September 30	$22,384	$30,353

Changes in Assets and Liabilities, Exclusive of Changes Shown Separately

Accounts receivable, net	$(69,538)	$98,192

Accrued unbilled revenues	75,072	66,389

Gas in inventory	(182,409)	(119,945)

Accrued/deferred gas cost recovery revenues, net	—	(15,153)

Prepaid/accrued benefit costs, net	(42,222)	(28,487)

Property taxes assessed applicable to future periods	33,215	33,046

Accounts payable	208,578	(8,373)

Federal income, property and other taxes payable	(45,847)	(64,216)

Gas payable	47,803	(6,596)

Asset/liability from trading activity	34,615	—

Other current assets and liabilities, net	(22,923)	(6,048)

Other deferred assets and liabilities, net	9,036	(14,087)

	$45,380	$(65,278)

Supplemental Disclosures

Cash paid during the year for:

Interest, net of amounts capitalized	$79,956	$97,395

Federal income taxes	$4,000	$3,550

Noncash investing and financing activities:

FELINE PRIDES settlement (Note 16)	$130,721	$—

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

The FTC staff raised concerns regarding the loss of possible competition between DTE and MCN in their coincident retail distribution areas. To address these concerns, MCN agreed to transfer a property interest to a unit of Exelon, previously Unicom Corp., allowing for the utilization of up to 20 billion cubic feet (Bcf) of natural gas transportation capacity annually on MichCon’s system in the applicable distribution area. The agreement is subject to regulatory approvals and consummation of the merger. Specific terms regarding the ultimate utilization of capacity under the agreement are still being discussed with the FTC. Management believes that the proposal will be the basis for addressing the FTC’s concerns. While management cannot predict the timing or outcome of the FTC’s review, the companies are targeting a first quarter 2001 closing date for the merger.

As a result of the pending merger, MCN has incurred merger-related costs which include legal, accounting, consulting, employee benefit and other expenses. These costs had the effect of decreasing earnings by $2,369,000 pre-tax ($1,539,000 net of taxes), $5,190,000 pre-tax ($3,373,000 net of taxes) and $40,046,000 pre-tax ($26,029,000 net of taxes) for the three-, nine- and twelve-month periods ended September 30, 2000, respectively.

Furthermore, pursuant to the merger agreement, MCN sold its interest in five power projects, four of which are defined as “Qualifying Facilities” (QFs) under the Public Utility Regulatory Policies Act of 1978, as amended (Note 6b). This act limits the interest in a project that can be owned by electric utilities while maintaining the project’s status as a QF.

3.  CHANGE IN ACCOUNTING FOR INVENTORY

During the second quarter of 2000, MCN’s Energy Marketing segment began trading activities. Under Emerging Issues Task Force (EITF) Issue No. 98-10, “Accounting for Energy Trading and Risk Management Activities,” these trading activities are marked-to-market with unrealized gains and losses recorded to earnings (Note 4). In connection with entering into these energy trading activities, MCN changed its method of accounting for natural gas inventory held by Energy Marketing from the Last In First Out (LIFO) method to the Fair Value method.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Value accounting for energy trading inventories is preferable because: (1) it better informs users of the financial statements of the company’s net commodity price risk with respect to its energy trading activities; (2) it better aligns financial reporting for energy trading inventory with the way in which price risk is measured and managed as part of trading activities; and (3) the company expects to continue its involvement with trading activities in the future.

In accordance with Accounting Principles Board Opinion No. 20, “Accounting Changes,” the financial statements of prior periods have been restated to apply the new inventory accounting method retroactively. The effect of the accounting change on net income for the periods ended September 30 follows:

	Three Months		Nine Months		Twelve Months
	Ended		Ended		Ended
	September 30		September 30		September 30

(in Thousands, Except Per	2000	1999	2000	1999	2000	1999
Share Amounts)
Net Income (Loss)

LIFO method	$(51,483)	$(31,154)	$3,014	$(31,851)	$4,017	$(7,854)

Effect of accounting change	26,544	7,908	63,737	18,828	56,827	18,288

Fair Value method	$(24,939)	$(23,246)	$66,751	$(13,023)	$60,844	$10,434

Basic Earnings (Loss) Per Share

LIFO method	$(.57)	$(.37)	$.03	$(.39)	$.05	$(.10)

Effect of accounting change	.29	.10	.73	.23	.65	.23

Fair Value method	$(.28)	$(.27)	$.76	$(.16)	$.70	$.13

Diluted Earnings (Loss) Per Share

LIFO method	$(.57)	$(.37)	$.03	$(.39)	$.05	$(.10)

Effect of accounting change	.29	.10	.72	.23	.64	.23

Fair Value method	$(.28)	$(.27)	$.75	$(.16)	$.69	$.13

The balances of retained earnings for all prior periods have been adjusted for the effect of applying retroactively the new inventory accounting method.

4. TRADING ACTIVITIES

During the second quarter of 2000, MCN’s Energy Marketing segment began trading activities by entering into financial transactions that better utilize its gas storage capacity and assets. Energy Marketing utilizes forward contracts, futures contracts, swap agreements, and natural gas inventories as part of its trading strategy. Financial instruments and storage capacity contracts used in connection with trading activities are marked-to-market and recorded at their fair value in the Consolidated Statement of Financial Position and are shown as “Assets and Liabilities from Trading Activities.” Energy Marketing’s gas inventory is also recorded at its fair value (Note 3). Unrealized gains and losses from newly originated contracts, financial instruments, storage contracts and inventories are recognized in revenues in the Consolidated Statement of Operations. The net realized and unrealized loss included in revenues from marking-to-market MCN’s financial instruments and storage contracts utilized in trading activities was $36,566,000 pre-tax ($23,768,000 net of taxes) for the three-months ended September 30, 2000 and was $64,781,000 pre-tax ($42,108,000 net of taxes) for the nine- and twelve-month periods ended September 30, 2000. The

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

net unrealized gain included in revenues from marking-to-market MCN’s gas inventory for the three-, nine- and twelve-month periods ended September 30, 2000 was $40,836,000 pre-tax ($26,544,000 net of taxes), $98,057,000 pre-tax ($63,737,000 net of taxes) and $87,427,000 pre-tax ($56,827,000 net of taxes), respectively.

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

Losses on Sale of Properties: In the second and third quarters of 1999, MCN recognized losses from the sale of its Western and Midcontinent/ Gulf Coast E&P properties totaling $68,798,000

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

pre-tax ($44,719,000 net of taxes) and $5,877,000 pre-tax ($3,820,000 net of taxes), respectively. In the fourth quarter of 1999, MCN recognized losses from the sale of its Appalachian E&P properties totaling $7,314,000 pre-tax ($4,754,000 net of taxes). In the first quarter of 2000, subsequent adjustments related to these prior period losses reduced the losses by $3,735,000 pre-tax ($2,428,000 net of taxes).

Loss on Investment: In the second quarter of 1999, MCN recognized a $7,456,000 pre-tax ($4,846,000 net of taxes) loss from the write-down of an investment in the common stock of an E&P company. The loss was due to a decline in the fair value of the securities that are not considered temporary. MCN has no carrying value in this investment after the write-down.

     e.  Gas Distribution

Property Write-Downs: In September 2000, MCN recognized a $9,765,000 pre-tax ($6,347,000 net of taxes) write-down of its heating, ventilation and cooling company. MCN expects to sell this company, and the resulting write-down represents the amount by which the carrying value exceeded the estimated fair value of the company.

6.  DISPOSITIONS

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

In June 2000, MCN sold its 95% interest in the Cobisa-Person facility, a 140 megawatt (MW) power plant that was under construction in New Mexico, for approximately $1,700,000.

In April 2000, MCN sold its 50% interest in the Michigan Power Project, a 123 MW cogeneration plant located in Ludington, Michigan, and its 50% interest in the Ada Cogeneration facility, a 30 MW cogeneration plant located in Ada, Michigan, for $57,500,000.

In March 2000, MCN sold its 33 1/3% interest in the Carson Cogeneration facility, a 42 MW cogeneration plant located in California, for $3,000,000.

In January 2000, MCN sold its 23% ownership in Midland Cogeneration Venture (MCV), a 1,370 MW cogeneration facility located in Michigan, for approximately $105,000,000. Under the terms of the sales agreement, if MCN does not merge with DTE, MCN may reacquire its 23% interest in MCV.

7.  ACCOUNTING FOR START-UP ACTIVITIES

As discussed in MCN’s 1999 Annual Report on Form 10-K, in January 1999 MCN adopted Statement of Position (SOP) 98-5, “Reporting on the Costs of Start-up Activities,” issued by the Accounting Standards Executive Committee of the American Institute of Certified Public

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

8.  REGULATORY MATTERS

     a.  Regulatory Reform Plan

As discussed in MCN’s 1999 Annual Report on Form 10-K, MichCon implemented its Regulatory Reform Plan in January 1999. The plan includes a three-year gas sales program under which MichCon’s gas sales rates include a gas commodity component that is fixed at $2.95 per thousand cubic feet (Mcf). As part of its gas acquisition strategy, MichCon has entered into fixed-price contracts at an average cost below $2.95 per Mcf for approximately 90% of its expected supply requirements in 2000 assuming normal weather, and approximately 65% of such requirements in 2001.

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

In August 2000, the MPSC issued an order establishing a proceeding to obtain information regarding the experience gained from the customer choice programs of MichCon and other participating Michigan utilities. The information was used by the MPSC to determine the future regulatory environment following the conclusion of the current regulatory reform programs. In October 2000, the MPSC issued an order that provides uniform terms and conditions for a new voluntary gas customer choice program in Michigan. Key aspects of the order include: i) continuing customer choice on a permanent and expanding basis with all of MichCon’s customers eligible to participate in the program by the end of a three-year phase-in period; ii) eliminating fixed commodity rates in favor of Gas Cost Recovery (GCR) rates that reflect market prices; and iii) investigating the potential unbundling of additional services offered by Michigan gas utilities. Management is currently evaluating the order and may seek MPSC approval to terminate year three of the existing customer choice program and implement the permanent program in April 2001. This would include eliminating the fixed $2.95 per Mcf rate and lifting the suspension of MichCon’s GCR.

     b.  Gas Cost Recovery Proceedings

The GCR process was suspended with the implementation of MichCon’s Regulatory Reform Plan in January 1999. In February 1999, MichCon filed its GCR reconciliation case covering

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

gas costs incurred during 1998 indicating an overrecovery of $18,000,000, including interest. During the first quarter of 1999, MichCon refunded the overrecovery to customers. In July 2000, the MPSC issued an order on this case indicating that an additional $3,200,000, including $740,000 of interest, had been overrecovered. In the third quarter of 2000, MichCon refunded the additional overrecovery to customers as a reduction in gas sales rates.

     c.  Other Rate Matters

As discussed in MCN’s 1999 Annual Report on Form 10-K, several shippers on MichCon’s northern Michigan gathering system filed a complaint requesting that the MPSC issue an order reducing the rate charged for Antrim gas transportation services from $.090 per Mcf to approximately $.039 to $.031 per Mcf. The complaint also included a request for refunds of approximately $21,000,000 for periods during which the rate was in effect. The presiding MPSC administrative law judge found that no refunds are required. The MPSC staff has proposed a rate of $.049 per Mcf which would result in an annual revenue reduction of approximately $4,500,000. Management will vigorously defend its proposed rate of $.088 per Mcf, however, it is unable to predict the outcome of this complaint.

9.  EARNINGS PER SHARE COMPUTATION

MCN reports basic and diluted earnings per share (EPS). Basic EPS is computed by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS assumes the issuance of potential dilutive common shares outstanding during the period and adjusts for changes in income and the repurchase of common shares that would have occurred with proceeds from the assumed issuance. For the three-month period ended September 30, 2000 and for the three- and nine-month periods ended September 30, 1999, potentially dilutive securities have been excluded from the diluted EPS calculation since their inclusion would have been antidilutive. A reconciliation of both calculations follows:

	Net Income
	(Loss) Before		Average		Earnings
	Cumulative Effect of		Common		(Loss)
	Accounting Change		Shares		Per Share

	2000	1999	2000	1999	2000	1999

(in Thousands, Except Per Share Amounts)

Three Months Ended September 30

Basic EPS	$(24,939)	$(23,246)	90,095	85,282	$(.28)	$(.27)

Diluted EPS	$(24,939)	$(23,246)	90,095	85,282	$(.28)	$(.27)

Nine Months Ended September 30

Basic EPS	$66,751	$(10,151)	87,822	82,724	$.76	$(.12)

Effect of Stock-based compensation plans	—	—	738	—

Diluted EPS	$66,751	$(10,151)	88,560	82,724	$.75	$(.12)

Twelve Months Ended September 30

Basic EPS	$60,844	$13,306	87,222	81,840	$.70	$.16

Effect of Stock-based compensation plans	—	—	795	1,087

Diluted EPS	$60,844	$13,306	88,017	82,927	$.69	$.16

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.  COMPREHENSIVE INCOME

MCN reports comprehensive income, which is defined as the change in common shareholder’s equity during a period from transactions and events from non-owner sources, including net income. Total comprehensive income for the applicable periods is as follows:

	Three Months		Nine Months		Twelve Months
	Ended		Ended		Ended
	September 30		September 30		September 30

	2000	1999	2000	1999	2000	1999

(in Thousands)

Comprehensive Income (Loss)

Net Income (Loss)	$(24,939)	$(23,246)	$66,751	$(13,023)	$60,844	$10,434

Other Comprehensive Income (Loss),
Net of Taxes

Foreign currency translation adjustment:

Foreign currency translation adjustment	(28)	16	(60)	(600)	141	(1,256)

Less: Reclassification for losses recognized in net income	—	13,132	—	13,132	—	13,132

	(28)	13,148	(60)	12,532	141	11,876

Unrealized loss on securities: Unrealized losses during period	—	—	—	(1,159)	—	(2,287)

Less: Reclassification for losses recognized in net income	—	—	—	4,846	—	4,846

	—	—	—	3,687	—	2,559

Total Other Comprehensive Income (Loss), Net of Taxes	(28)	13,148	(60)	16,219	141	14,435

Total Comprehensive Income (Loss)	$(24,967)	$(10,098)	$66,691	$3,196	$60,985	$24,869

11.  CONTINGENCIES

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

Additionally, MichCon and other Michigan utilities have asserted that Michigan’s valuation tables result in the substantial overvaluation of utility personal property. Valuation tables established by the Michigan State Tax Commission (STC) are used to estimate the reduction in value of personal property based on the property’s age. In November 1999, the STC approved new valuation tables that more accurately recognize the value of a utility’s personal property. The new tables became effective in 2000 and are being used for current year

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

assessments in most jurisdictions. However, several local taxing jurisdictions have taken legal action attempting to prevent the STC from implementing the new valuation tables and have continued to prepare assessments based on the superceded tables. The legal actions regarding the appropriateness of the new tables are currently before the Michigan Tax Tribunal (MTT) which issued an order in June 2000 stating that the tables are presumed to be correct, thus assigning the burden of proving otherwise to the taxing jurisdictions. A trial is scheduled for December 2000. The legal action, along with possible additional appeals by local taxing jurisdictions, could delay expected recoveries related to the new valuation tables until 2001.

MichCon will seek to apply the new tables retroactively and to ultimately settle the pending tax appeals related to prior periods. This is a solution supported by the STC in the past. MCN’s future results of operations could be significantly affected if the valuation tables are not upheld in court or MichCon is unsuccessful in its appeals.

     b.  Mercury Regulators

As a result of the increasing public concern regarding mercury contamination in homes served by other utilities and because new more sensitive mercury detection equipment exists, MichCon launched a proactive and voluntary program in September 2000 to ensure its mercury handling procedures are safe, effective and protect public health. During the years 1936 to 1959, some of the regulators MichCon installed in customer homes contained a small amount of mercury which is used to help measure the pressure of gas flowing into a meter. Less than 15% of MichCon’s more than one million residential customers have ever had this type of regulator.

The regulators operate safely, however when a regulator is removed there is a potential for an accidental release of mercury. MichCon employees are trained in the safe removal of these regulators, which are disposed of through an environmental recycling and waste disposal company.

The new mercury detection equipment made available by the Environmental Protection Agency will enable MichCon to re-test 35 homes where an accidental release of mercury occurred in the 1990’s. Even though MichCon immediately cleaned these homes, this new equipment enables MichCon to confirm the effectiveness of the procedures. MichCon intends to implement a testing program to conduct statistical sampling of homes in which mercury-containing regulators may once have existed, and is currently working on details for this program in conjunction with appropriate state and federal agencies. Management believes the possibility is remote that customers have been exposed to unsafe levels of mercury from MichCon’s equipment. Management cannot predict the final disposition of this matter, but does not believe it will have a significant effect on MCN’s financial statements.

     c.  Legal and Administrative Proceedings

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.  COAL FINES PLANTS

As discussed in MCN’s 1999 Annual Report on Form 10-K, in 1998 MCN recorded an impairment loss which equaled the carrying value of its coal fines plants and reflected the likely inability to recover such costs. In September 1999, MCN received “in-service” determination letters from the Internal Revenue Service (IRS) with respect to its six coal fines plants, which were built to produce briquettes that qualify for synthetic-fuel tax credits. In the determination letters, the IRS ruled that four of the plants were in service by the June 30, 1998 deadline in order to qualify for synthetic fuel tax credits. The IRS ruled that two other plants did not meet the in-service requirements. In December 1999, MCN sold its four coal fines plants that received “in-service” determination letters to DTE.

The company continued to believe the two remaining plants also met the requirements and appealed the unfavorable rulings. In October 2000, the IRS concluded on appeal that these two coal fines plants met the in-service deadline for purposes of claiming synthetic-fuel tax credits. In light of MCN’s inability to utilize the tax credits, MCN is seeking to maximize the value of its investment in the two plants through sales or participation agreements.

13.  COMMODITY SWAP AGREEMENTS

MCN’s Diversified Energy group manages commodity price risk through the use of various derivative instruments. The following assets and liabilities related to the use of gas and oil swap agreements are reflected in the Consolidated Statement of Financial Position:

	September 30		December 31

	2000	1999	1999
(in Thousands)
Deferred Swap Losses and Receivables

Unrealized losses	$28,450	$64,940	$13,884

Receivables	228,382	43,989	40,089

	256,832	108,929	53,973

Less — current portion	107,740	12,390	10,066

	$149,092	$96,539	$43,907

Deferred Swap Gains and Payables

Unrealized gains	$51,577	$34,884	$29,596

Payables	218,533	72,707	48,066

	270,110	107,591	77,662

Less — current portion	118,058	30,781	12,700

	$152,052	$76,810	$64,962

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.  SEGMENT INFORMATION

MCN is organized into two business groups, Diversified Energy and Gas Distribution. The groups operate five major business segments as set forth in the following table:

	Three Months Ended		Nine Months Ended		Twelve Months Ended
	September 30		September 30		September 30

	2000	1999	2000	1999	2000	1999

(in Thousands)

Revenues From Unaffiliated Customers:

Pipelines & Processing	$7,351	$6,416	$22,365	$17,747	$29,409	$23,927

Electric Power	15,292	14,624	45,649	39,747	58,109	51,905

Energy Marketing	305,374	297,196	986,757	781,015	1,347,636	954,366

Exploration & Production	2,962	9,292	10,702	51,167	2,906	114,410

Gas Distribution	134,440	127,122	776,106	825,974	1,112,122	1,141,696

	465,419	454,650	1,841,579	1,715,650	2,550,182	2,286,304

Revenues From Affiliated Customers:

Pipelines & Processing	63	507	301	1,609	941	1,656

Energy Marketing	44,779	38,315	129,652	111,011	162,585	169,517

Exploration & Production	15,042	22,538	42,152	68,081	83,790	52,212

Gas Distribution	1,654	2,318	8,137	5,652	11,095	6,959

	61,538	63,678	180,242	186,353	258,411	230,344

Eliminations	(61,538)	(63,678)	(180,242)	(186,353)	(258,411)	(230,344)

Consolidated Operating Revenues	$465,419	$454,650	$1,841,579	$1,715,650	$2,550,182	$2,286,304

Net Income (Loss)

Pipelines & Processing	$915	$(99)	$19,715	$3,358	$20,880	$3,207

Electric Power	628	4,311	33,134	11,682	32,910	15,663

Energy Marketing	(3,187)	750	(18,329)	11,283	(32,324)	7,060

Exploration & Production	144	(4,034)	4,373	(83,742)	952	(78,687)

Gas Distribution	(16,532)	(14,671)	52,957	75,962	80,437	106,842

Corporate & Other	(6,907)	(9,503)	(25,099)	(28,694)	(42,011)	(40,779)

	(24,939)	(23,246)	66,751	(10,151)	60,844	13,306

Cumulative effect of Accounting change	—	—	—	(2,872)	—	(2,872)

Consolidated Net Income (Loss)	$(24,939)	$(23,246)	$66,751	$(13,023)	$60,844	$10,434

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

17.  CONSOLIDATING FINANCIAL STATEMENTS

Debt securities issued by MCNEE are subject to a support agreement between MCN and MCNEE, under which MCN has committed to make payments of interest and principal on MCNEE’s securities in the event of failure to pay by MCNEE. Under the terms of the support agreement, the assets of MCN, other than MichCon, and any cash dividends paid to MCN by any of its subsidiaries are available as recourse to holders of MCNEE’s securities. The carrying value of MCN’s assets on an unconsolidated basis, which primarily consists of investments in subsidiaries other than MichCon, is $528,359,000 at September 30, 2000.

The following MCN consolidating financial statements are presented and include separately MCNEE, MichCon and MCN and other subsidiaries. MCN has determined that separate financial statements and other disclosures concerning MCNEE are not material to investors. The other MCN subsidiaries represent Citizens Gas Fuel Company, MCN Michigan Limited Partnership, MCN Financing I, MCN Financing II, MCN Financing III, MCN Financing VI and MichCon Enterprises, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATING STATEMENT OF FINANCIAL POSITION

	MCN			Eliminations
	and Other			and	Consolidated
	Subsidiaries	MCNEE	MichCon	Reclasses	Total

	September 30, 2000

(in Thousands)

ASSETS
Current Assets

Cash and cash equivalents, at cost	$34	$11,125	$11,225	$—	$22,384

Accounts receivable	14,811	416,424	113,906	(19,528)	525,613

Less — Allowance for doubtful accounts	221	13,887	15,114	—	29,222

Accounts receivable, net	14,590	402,537	98,792	(19,528)	496,391

Accrued unbilled revenues	308	—	25,059	—	25,367

Gas in inventory	—	281,682	80,553	—	362,235

Property taxes assessed applicable to future periods	134	1,674	27,628	—	29,436

Deferred income taxes	(1,201)	44,531	—	2,419	45,749

Assets from trading activities	—	4,852	—	—	4,852

Other	12,962	24,241	27,456	(16,744)	47,915

	26,827	770,642	270,713	(33,853)	1,034,329

Deferred Charges and Other Assets

Deferred income taxes	—	107,753	—	(107,753)	—

Investments in debt and equity securities	—	80,696	69,089	4,422	154,207

Deferred swap losses and receivables	—	149,092	—	—	149,092

Deferred environmental costs	2,302	—	26,271	—	28,573

Prepaid benefit costs	4,723	—	199,186	(4,847)	199,062

Other	1,947	28,851	58,125	(2,433)	86,490

	8,972	366,392	352,671	(110,611)	617,424

Investments in and Advances to Joint Ventures and Subsidiaries	1,180,550	587,861	19,702	(1,177,769)	610,344

Property, Plant and Equipment, at cost	44,015	630,762	3,056,570	—	3,731,347

Less — Accumulated depreciation and depletion	20,462	236,379	1,533,157	—	1,789,998

	23,553	394,383	1,523,413	—	1,941,349

	$1,239,902	$2,119,278	$2,166,499	$(1,322,233)	$4,203,446

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities

Accounts payable	$4,480	$448,866	$72,473	$(21,102)	$504,717

Notes payable	30	115,152	190,582	—	305,764

Current portion of long-term debt and capital lease obligations	—	160,099	24,809	—	184,908

Federal income, property and other taxes payable	(14,281)	7,792	39,776	(10,634)	22,653

Gas payable	—	67,894	—	3,331	71,225

Liabilities from trading activities	—	39,467	—	—	39,467

Customer deposits	14	—	15,713	—	15,727

Other	11,800	66,534	49,815	(3,295)	124,854

	2,043	905,804	393,168	(31,700)	1,269,315

Deferred Credits and Other Liabilities

Deferred income taxes	(4,107)	—	135,974	(107,753)	24,114

Unamortized investment tax credit	223	—	26,345	—	26,568

Tax benefits amortizable to customers	—	—	138,357	—	138,357

Deferred swap gains and payables	—	152,052	—	—	152,052

Accrued environmental costs	2,654	—	24,173	—	26,827

Minority interest	—	529	649	—	1,178

Other	14,596	24,719	67,061	(4,848)	101,528

	13,366	177,300	392,559	(112,601)	470,624

Long-Term Debt, including capital lease obligations	—	596,387	642,843	—	1,239,230

Redeemable Preferred Securities of Subsidiaries	272,412	—	—	—	272,412

Common Shareholders’ Equity

Common stock	902	5	10,300	(10,305)	902

Additional paid-in capital	1,093,555	744,391	230,399	(974,790)	1,093,555

Retained earnings (deficit)	(119,964)	(304,393)	497,230	(192,837)	(119,964)

Accumulated other comprehensive loss	—	(216)	—	—	(216)

Yield enhancement, contract and issuance costs	(22,412)	—	—	—	(22,412)

	952,081	439,787	737,929	(1,177,932)	951,865

	$1,239,902	$2,119,278	$2,166,499	$(1,322,233)	$4,203,446

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATING STATEMENT OF FINANCIAL POSITION

	MCN			Eliminations
	and Other			and	Consolidated
	Subsidiaries	MCNEE	MichCon	Reclasses	Total

	September 30, 1999

(in Thousands)

ASSETS
Current Assets

Cash and cash equivalents, at cost	$80	$18,393	$11,880	$—	$30,353

Accounts receivable	5,450	239,004	111,434	(38,429)	317,459

Less — Allowance for doubtful accounts	168	1,652	14,396	—	16,216

Accounts receivable, net	5,282	237,352	97,038	(38,429)	301,243

Accrued unbilled revenues	321	—	21,178	—	21,499

Gas in inventory	—	140,547	110,170	—	250,717

Property taxes assessed applicable to future periods	284	1,529	37,692	—	39,505

Deferred income taxes	—	—	—	—	—

Assets from trading activities	—	—	—	—	—

Other	6,171	59,687	38,609	(47,570)	56,897

	12,138	457,508	316,567	(85,999)	700,214

Deferred Charges and Other Assets

Deferred income taxes	9,248	102,997	—	(105,038)	7,207

Investments in debt and equity securities	—	5,217	66,653	624	72,494

Deferred swap losses and receivables	—	96,539	—	—	96,539

Deferred environmental costs	2,769	—	28,522	—	31,291

Prepaid benefit costs	783	—	146,534	(7,022)	140,295

Other	16,273	41,802	64,528	2,966	125,569

	29,073	246,555	306,237	(108,470)	473,395

Investments in and Advances to Joint Ventures and Subsidiaries	1,380,145	740,237	19,766	(1,377,666)	762,482

Property, Plant and Equipment, at cost	48,697	793,985	2,973,747	—	3,816,429

Less — Accumulated depreciation and depletion	19,537	203,718	1,464,931	—	1,688,186

	29,160	590,267	1,508,816	—	2,128,243

	$1,450,516	$2,034,567	$2,151,386	$(1,572,135)	$4,064,334

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities

Accounts payable	$5,845	$213,448	$112,090	$(40,207)	$291,176

Notes payable	57,751	181,748	132,465	(969)	370,995

Current portion of long-term debt and capital lease obligations	103,094	149	28,059	—	131,302

Federal income, property and other taxes payable	(4,359)	2,016	51,591	(43,999)	5,249

Gas payable	—	31,509	5,763	—	37,272

Liabilities from trading activities	—	—	—	—	—

Customer deposits	4	—	15,762	—	15,766

Other	14,818	33,337	59,764	(1,105)	106,814

	177,153	462,207	405,494	(86,280)	958,574

Deferred Credits and Other Liabilities

Deferred income taxes	—	—	104,778	(104,778)	—

Unamortized investment tax credit	252	—	28,258	—	28,510

Tax benefits amortizable to customers	—	—	136,906	—	136,906

Deferred swap gains and payables	—	76,810	—	—	76,810

Accrued environmental costs	3,000	—	27,373	—	30,373

Minority interest	—	2,358	8,570	—	10,928

Other	12,538	45,894	48,757	(3,113)	104,076

	15,790	125,062	354,642	(107,891)	387,603

Long-Term Debt, including capital lease obligations	—	777,455	683,486	—	1,460,941

Redeemable Preferred Securities of Subsidiaries	402,900	—	—	—	402,900

Common Shareholders’ Equity

Common stock	855	5	10,300	(10,305)	855

Additional paid-in capital	967,356	956,767	230,399	(1,187,166)	967,356

Retained earnings (deficit)	(91,250)	(286,572)	467,065	(180,493)	(91,250)

Accumulated other comprehensive loss	—	(357)	—	—	(357)

Yield enhancement, contract and issuance costs	(22,288)	—	—	—	(22,288)

	854,673	669,843	707,764	(1,377,964)	854,316

	$1,450,516	$2,034,567	$2,151,386	$(1,572,135)	$4,064,334

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATING STATEMENT OF FINANCIAL POSITION

	MCN			Eliminations
	and Other			and	Consolidated
	Subsidiaries	MCNEE	MichCon	Reclasses	Total

	December 31, 1999

(in Thousands)

ASSETS

Current Assets

Cash and cash equivalents, at cost	$470	$49,191	$9,705	$—	$59,366

Accounts receivable	23,989	404,299	165,189	(26,068)	567,409

Less — Allowance for doubtful accounts	176	2,767	17,777	—	20,720

Accounts receivable, net	23,813	401,532	147,412	(26,068)	546,689

Accrued unbilled revenues	1,573	—	98,866	—	100,439

Gas in inventory	—	105,676	74,150	—	179,826

Property taxes assessed applicable to future periods	277	1,785	60,589	—	62,651

Deferred income taxes	(878)	44,024	—	(10,638)	32,508

Assets from trading activities	—	—	—	—	—

Other	9,938	17,458	31,594	(7,947)	51,043

	35,193	619,666	422,316	(44,653)	1,032,522

Deferred Charges and Other Assets

Deferred income taxes	(254)	114,754	—	(99,951)	14,549

Investments in debt and equity securities	—	4,242	67,210	625	72,077

Deferred swap losses and receivables	—	43,907	—	—	43,907

Deferred environmental costs	2,534	—	28,639	—	31,173

Prepaid benefit costs	—	—	156,290	(14)	156,276

Other	3,638	30,647	64,546	9,457	108,288

	5,918	193,550	316,685	(89,883)	426,270

Investments in and Advances to Joint Ventures and Subsidiaries	1,388,790	741,960	19,115	(1,385,893)	763,972

Property, Plant and Equipment, at cost	44,141	680,011	2,988,318	—	3,712,470

Less — Accumulated depreciation and depletion	18,147	215,359	1,463,706	—	1,697,212

	25,994	464,652	1,524,612	—	2,015,258

	$1,455,895	$2,019,828	$2,282,728	$(1,520,429)	$4,238,022

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities

Accounts payable	$11,426	$215,228	$93,549	$(24,064)	$296,139

Notes payable	200,721	179,249	237,785	—	617,755

Current portion of long-term debt and capital lease obligations	—	118	27,984	—	28,102

Federal income, property and other taxes payable	(6,343)	3,428	71,415	—	68,500

Gas payable	—	19,824	3,598	—	23,422

Liabilities from trading activities	—	—	—	—	—

Customer deposits	9	—	17,698	—	17,707

Other	18,935	73,910	64,741	(10,637)	146,949

	224,748	491,757	516,770	(34,701)	1,198,574

Deferred Credits and Other Liabilities

Deferred income taxes	(5,678)	—	105,351	(99,673)	—

Unamortized investment tax credit	244	—	27,778	—	28,022

Tax benefits amortizable to customers	—	—	136,236	—	136,236

Deferred swap gains and payables	—	64,962	—	—	64,962

Accrued environmental costs	3,000	—	25,068	—	28,068

Minority interest	—	2,380	8,716	—	11,096

Other	11,591	33,639	46,398	(15)	91,613

	9,157	100,981	349,547	(99,688)	359,997

Long-Term Debt, including capital lease obligations	—	776,708	680,909	—	1,457,617

Redeemable Preferred Securities of Subsidiaries	402,922	—	—	—	402,922

Common Shareholders’ Equity

Common stock	857	5	10,300	(10,305)	857

Additional paid-in capital	960,176	969,733	230,399	(1,200,132)	960,176

Retained earnings (deficit)	(119,677)	(319,200)	494,803	(175,603)	(119,677)

Accumulated other comprehensive loss	—	(156)	—	—	(156)

Yield enhancement, contract and issuance costs	(22,288)	—	—	—	(22,288)

	819,068	650,382	735,502	(1,386,040)	818,912

	$1,455,895	$2,019,828	$2,282,728	$(1,520,429)	$4,238,022

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATING STATEMENTS OF OPERATIONS

	MCN			Eliminations
	and Other			and	Consolidated
	Subsidiaries	MCNEE	MichCon	Reclasses	Total

	Three Months Ended September 30, 2000

(in Thousands)

Operating Revenues	$3,825	$353,770	$132,269	$(24,445)	$465,419

Operating Expenses

Cost of sales	2,677	324,481	34,332	(24,229)	337,261

Operation and maintenance	1,115	22,910	57,778	(216)	81,587

Depreciation, depletion and amortization	984	7,971	25,995	—	34,950

Property and other taxes	418	2,172	13,281	—	15,871

Property write-downs and contract losses	9,765	—	—	—	9,765

Gains and losses on sale of assets, net	—	(1,344)	—	—	(1,344)

Gains from sale of tax credits	—	(2,202)	—	—	(2,202)

Merger costs	(434)	1,078	1,725	—	2,369

	14,525	355,066	133,111	(24,445)	478,257

Operating Income (Loss)	(10,700)	(1,296)	(842)	—	(12,838)

Equity in Earnings of Joint Ventures	(18,082)	6,745	503	17,536	6,702

Other Income and (Deductions)

Interest income	6,272	4,003	371	(6,473)	4,173

Interest on long-term debt	(122)	(11,515)	(11,896)	—	(23,533)

Other interest expense	133	(10,896)	(2,194)	6,473	(6,484)

Dividends on preferred securities of subsidiaries	—	—	—	(6,253)	(6,253)

Investment losses	—	—	—	—	—

Minority interest	(1)	(220)	(146)	—	(367)

Other	(83)	(825)	1,107	(1)	198

	6,199	(19,453)	(12,758)	(6,254)	(32,266)

Income (Loss) Before Income Taxes	(22,583)	(14,004)	(13,097)	11,282	(38,402)

Income Tax Provision (Benefit)	(3,897)	(5,280)	(4,286)	—	(13,463)

Income (Loss) Before Cumulative Effect of Accounting Change	(18,686)	(8,724)	(8,811)	11,282	(24,939)

Cumulative Effect of Accounting Change for Start-up Costs	—	—	—	—	—

Net Income (Loss)	(18,686)	(8,724)	(8,811)	11,282	(24,939)

Dividends on Preferred Securities	6,253	—	—	(6,253)	—

Net Income (Loss) Available for Common Stock	$(24,939)	$(8,724)	$(8,811)	$17,535	$(24,939)

	Three Months Ended September 30, 1999

Operating Revenues	$6,847	$347,705	$122,635	$(22,537)	$454,650

Operating Expenses

Cost of sales	5,047	298,054	28,187	(22,324)	308,964

Operation and maintenance	(752)	36,612	62,486	(187)	98,159

Depreciation, depletion and amortization	1,044	13,375	24,192	—	38,611

Property and other taxes	349	2,397	12,175	—	14,921

Property write-downs and contract losses	—	—	—	—	—

Gains and losses on sale of assets, net	—	5,877	—	—	5,877

Gains from sale of tax credits	—	(2,961)	—	—	(2,961)

Merger costs	—	—	—	—	—

	5,688	353,354	127,040	(22,511)	463,571

Operating Income (Loss)	1,159	(5,649)	(4,405)	(26)	(8,921)

Equity in Earnings of Joint Ventures	(22,546)	14,952	444	22,546	15,396

Other Income and (Deductions)

Interest income	10,841	1,100	916	(10,948)	1,909

Interest on long-term debt	245	(10,248)	(12,537)	—	(22,540)

Other interest expense	(2,304)	(13,000)	(1,184)	10,947	(5,541)

Dividends on preferred securities of subsidiaries	—	—	—	(10,335)	(10,335)

Investment losses	—	—	—	—	—

Minority interest	—	(350)	(282)	—	(632)

Other	(813)	1,696	(590)	27	320

	7,969	(20,802)	(13,677)	(10,309)	(36,819)

Income (Loss) Before Income Taxes	(13,418)	(11,499)	(17,638)	12,211	(30,344)

Income Tax Provision (Benefit)	(507)	(2,493)	(4,098)	—	(7,098)

Income (Loss) Before Cumulative Effect of Accounting Change	(12,911)	(9,006)	(13,540)	12,211	(23,246)

Cumulative Effect of Accounting Change for Start-up Costs	—	—	—	—	—

Net Income (Loss)	(12,911)	(9,006)	(13,540)	12,211	(23,246)

Dividends on Preferred Securities	10,335	—	—	(10,335)	—

Net Income (Loss) Available for Common Stock	$(23,246)	$(9,006)	$(13,540)	$22,546	$(23,246)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATING STATEMENTS OF OPERATIONS

	MCN			Eliminations
	and Other			and	Consolidated
	Subsidiaries	MCNEE	MichCon	Reclasses	Total

	Nine Months Ended September 30, 2000

(in Thousands)

Operating Revenues	$21,739	$1,129,011	$762,504	$(71,675)	$1,841,579

Operating Expenses

Cost of sales	15,260	1,039,070	320,960	(70,515)	1,304,775

Operation and maintenance	3,999	84,917	180,253	(1,160)	268,009

Depreciation, depletion and amortization	2,868	23,046	78,002	—	103,916

Property and other taxes	1,054	6,488	45,862	—	53,404

Property write-downs and contract losses	9,765	—	—	—	9,765

Gains and losses on sale of assets, net	—	(79,329)	—	—	(79,329)

Gains from sale of tax credits	—	(7,480)	—	—	(7,480)

Merger costs	30	2,009	3,151	—	5,190

	32,976	1,068,721	628,228	(71,675)	1,658,250

Operating Income (Loss)	(11,237)	60,290	134,276	—	183,329

Equity in Earnings of Joint Ventures	75,856	22,016	1,689	(76,922)	22,639

Other Income and (Deductions)

Interest income	22,446	7,210	1,943	(22,972)	8,627

Interest on long-term debt	(125)	(33,760)	(36,280)	—	(70,165)

Other interest expense	(1,563)	(32,206)	(7,063)	22,972	(17,860)

Dividends on preferred securities of subsidiaries	—	—	—	(22,312)	(22,312)

Investment losses	—	—	—	—	—

Minority interest	(1)	(748)	(412)	—	(1,161)

Other	(1,640)	(1,111)	1,567	(1)	(1,185)

	19,117	(60,615)	(40,245)	(22,313)	(104,056)

Income (Loss) Before Income Taxes	83,736	21,691	95,720	(99,235)	101,912

Income Tax Provision (Benefit)	(5,327)	6,884	33,604	—	35,161

Income (Loss) Before Cumulative Effect of Accounting Change	89,063	14,807	62,116	(99,235)	66,751

Cumulative Effect of Accounting Change for Start-up Costs	—	—	—	—	—

Net Income (Loss)	89,063	14,807	62,116	(99,235)	66,751

Dividends on Preferred Securities	22,312	—	—	(22,312)	—

Net Income (Loss) Available for Common Stock	$66,751	$14,807	$62,116	$(76,923)	$66,751

	Nine Months Ended September 30, 1999

Operating Revenues	$25,419	$955,984	$806,280	$(72,033)	$1,715,650

Operating Expenses

Cost of sales	17,685	771,091	336,948	(69,097)	1,056,627

Operation and maintenance	(1,586)	109,108	193,974	(2,910)	298,586

Depreciation, depletion and amortization	2,851	49,539	73,558	—	125,948

Property and other taxes	1,126	8,386	43,337	—	52,849

Property write-downs and contract losses	—	52,000	—	—	52,000

Gains and losses on sale of assets, net	—	74,675	—	—	74,675

Gains from sale of tax credits	—	(8,431)	—	—	(8,431)

Merger costs	—	—	—	—	—

	20,076	1,056,368	647,817	(72,007)	1,652,254

Operating Income (Loss)	5,343	(100,384)	158,463	(26)	63,396

Equity in Earnings of Joint Ventures	(11,066)	38,563	1,457	11,066	40,020

Other Income and (Deductions)

Interest income	32,470	3,088	2,861	(32,645)	5,774

Interest on long-term debt	706	(31,724)	(35,028)	—	(66,046)

Other interest expense	(9,616)	(38,867)	(5,020)	32,645	(20,858)

Dividends on preferred securities of subsidiaries	—	—	—	(31,004)	(31,004)

Investment losses	—	(7,456)	—	—	(7,456)

Minority interest	—	(566)	(805)	—	(1,371)

Other	(1,071)	6,572	(303)	26	5,224

	22,489	(68,953)	(38,295)	(30,978)	(115,737)

Income (Loss) Before Income Taxes	16,766	(130,774)	121,625	(19,938)	(12,321)

Income Tax Provision (Benefit)	(1,215)	(43,982)	43,027	—	(2,170)

Income (Loss) Before Cumulative Effect of Accounting Change	17,981	(86,792)	78,598	(19,938)	(10,151)

Cumulative Effect of Accounting Change for Start-up Costs	—	(2,872)	—	—	(2,872)

Net Income (Loss)	17,981	(89,664)	78,598	(19,938)	(13,023)

Dividends on Preferred Securities	31,004	—	—	(31,004)	—

Net Income (Loss) Available for Common Stock	$(13,023)	$(89,664)	$78,598	$11,066	$(13,023)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATING STATEMENTS OF OPERATIONS

	MCN			Eliminations
	and Other			and	Consolidated
	Subsidiaries	MCNEE	MichCon	Reclasses	Total

	Twelve Months Ended September 30, 2000

(in Thousands)

Operating Revenues	$31,254	$1,516,052	$1,091,963	$(89,087)	$2,550,182

Operating Expenses

Cost of sales	21,031	1,386,572	467,937	(87,551)	1,787,989

Operation and maintenance	3,858	125,967	252,383	(1,562)	380,646

Depreciation, depletion and amortization	3,150	36,133	103,323	—	142,606

Property and other taxes	1,549	8,448	47,755	—	57,752

Property write-downs and contract losses	9,765	9,782	—	—	19,547

Gains and losses on sale of assets, net	—	(72,015)	—	—	(72,015)

Gains from sale of tax credits	—	(10,213)	—	—	(10,213)

Merger costs	402	11,064	28,580	—	40,046

	39,755	1,495,738	899,978	(89,113)	2,346,358

Operating Income (Loss)	(8,501)	20,314	191,985	26	203,824

Equity in Earnings of Joint Ventures	70,946	33,881	2,208	(72,030)	35,005

Other Income and (Deductions)

Interest income	31,359	8,360	1,686	(31,977)	9,428

Interest on long-term debt	(23)	(45,010)	(48,517)	—	(93,550)

Other interest expense	(4,049)	(44,601)	(10,669)	31,975	(27,344)

Dividends on preferred securities of subsidiaries	—	—	—	(31,447)	(31,447)

Investment losses	—	—	—	—	—

Minority interest	(1)	(774)	(627)	—	(1,402)

Other	271	(723)	854	(27)	375

	27,557	(82,748)	(57,273)	(31,476)	(143,940)

Income (Loss) Before Income Taxes	90,002	(28,553)	136,920	(103,480)	94,889

Income Tax Provision (Benefit)	(2,289)	(10,732)	47,066	—	34,045

Income (Loss) Before Cumulative Effect of Accounting Change	92,291	(17,821)	89,854	(103,480)	60,844

Cumulative Effect of Accounting Change for Start-up Costs	—	—	—	—	—

Net Income (Loss)	92,291	(17,821)	89,854	(103,480)	60,844

Dividends on Preferred Securities	31,447	—	—	(31,447)	—

Net Income (Loss) Available for Common Stock	$60,844	$(17,821)	$89,854	$(72,033)	$60,844

	Twelve Months Ended September 30, 1999

Operating Revenues	$33,378	$1,213,951	$1,115,496	$(76,521)	$2,286,304

Operating Expenses

Cost of sales	23,017	975,523	482,233	(72,318)	1,408,455

Operation and maintenance	(3,291)	153,395	264,859	(4,177)	410,786

Depreciation, depletion and amortization	4,022	68,407	97,531	—	169,960

Property and other taxes	1,314	11,400	55,433	—	68,147

Property write-downs and contract losses	—	52,000	—	—	52,000

Gains and losses on sale of assets, net	—	74,675	—	—	74,675

Gains from sale of tax credits	—	(12,578)	—	—	(12,578)

Merger costs	—	—	—	—	—

	25,062	1,322,822	900,056	(76,495)	2,171,445

Operating Income (Loss)	8,316	(108,871)	215,440	(26)	114,859

Equity in Earnings of Joint Ventures	12,038	53,743	1,942	(12,039)	55,684

Other Income and (Deductions)

Interest income	41,859	4,383	4,976	(43,210)	8,008

Interest on long-term debt	(429)	(44,400)	(46,218)	—	(91,047)

Other interest expense	(10,986)	(50,850)	(9,984)	43,212	(28,608)

Dividends on preferred securities of subsidiaries	—	—	—	(40,212)	(40,212)

Investment losses	—	(7,456)	—	—	(7,456)

Minority interest	—	(424)	(985)	—	(1,409)

Other	(1,186)	9,423	(1,720)	26	6,543

	29,258	(89,324)	(53,931)	(40,184)	(154,181)

Income (Loss) Before Income Taxes	49,612	(144,452)	163,451	(52,249)	16,362

Income Tax Provision (Benefit)	(1,034)	(50,127)	54,217	—	3,056

Income (Loss) Before Cumulative Effect of Accounting Change	50,646	(94,325)	109,234	(52,249)	13,306

Cumulative Effect of Accounting Change for Start-up Costs	—	(2,872)	—	—	(2,872)

Net Income (Loss)	50,646	(97,197)	109,234	(52,249)	10,434

Dividends on Preferred Securities	40,212	—	—	(40,212)	—

Net Income (Loss) Available for Common Stock	$10,434	$(97,197)	$109,234	$(12,037)	$10,434

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	MCN			Eliminations
	and Other			and	Consolidated
	Subsidiaries	MCNEE	MichCon	Reclasses	Total

	Nine Months Ended September 30, 2000

(in Thousands)

Net Cash Flow From Operating Activities	$62,872	$(45,229)	$231,279	$(74,054)	$174,868

Cash Flow From Financing Activities

Notes payable, net	(200,721)	(64,097)	(47,203)	30	(311,991)

Capital contributions received from (distributions paid to) affiliates, net	—	(225,342)	—	225,342	—

Dividends paid	(67,038)	—	(50,000)	50,000	(67,038)

Preferred securities dividends paid	(22,312)	—	—	22,312	—

Issuance of common stock	4,789	—	—	—	4,789

Reacquisition of common stock	(2,406)	—	—	—	(2,406)

Issuance of long-term debt	—	—	—	—	—

Long-term commercial paper and bank borrowings, net	—	(19,854)	—	—	(19,854)

Retirement of long-term debt and preferred securities	—	(65)	(41,142)	—	(41,207)

Other	(124)	—	—	—	(124)

Net cash provided from (used for) financing activities	(287,812)	(309,358)	(138,345)	297,684	(437,831)

Cash Flow From Investing Activities

Capital expenditures	(758)	(16,023)	(86,095)	—	(102,876)

Acquisitions	—	—	—	—	—

Investment in debt and equity securities, net	—	(54,670)	(5,676)	—	(60,346)

Investment in joint ventures	224,392	(62,407)	—	(225,342)	(63,357)

Sale of property and joint venture interests	—	448,534	—	2,634	451,168

Other	870	1,087	357	(922)	1,392

Net cash provided from (used for) investing activities	224,504	316,521	(91,414)	(223,630)	225,981

Net Increase (Decrease) in Cash and Cash Equivalents	(436)	(38,066)	1,520	—	(36,982)

Cash and Cash Equivalents, January 1	470	49,191	9,705	—	59,366

Cash and Cash Equivalents, September 30	$34	$11,125	$11,225	$—	$22,384

	Nine Months Ended September 30, 1999

Net Cash Flow From Operating Activities	$51,563	$30,059	$177,343	$(47,466)	$211,499

Cash Flow From Financing Activities

Notes payable, net	(203,020)	43,986	(88,704)	(118)	(247,856)

Capital contributions received from (distributions paid to) affiliates, net	—	(114,623)	—	114,623	—

Dividends paid	(63,735)	—	(17,500)	17,500	(63,735)

Preferred securities dividends paid	(31,004)	—	—	31,004	—

Issuance of common stock	132,544	—	—	—	132,544

Reacquisition of common stock	(780)	—	—	—	(780)

Issuance of long-term debt	—	—	106,535	—	106,535

Long-term commercial paper and bank borrowings, net	—	92,344	—	—	92,344

Retirement of long-term debt and preferred securities	—	(212,960)	(76,479)	—	(289,439)

Other	—	—	—	—	—

Net cash provided from (used for) financing activities	(165,995)	(191,253)	(76,148)	163,009	(270,387)

Cash Flow From Investing Activities

Capital expenditures	(882)	(138,232)	(94,296)	—	(233,410)

Acquisitions	—	(33,071)	—	—	(33,071)

Investment in debt and equity securities, net	—	(3,452)	(1,097)	(23)	(4,572)

Investment in joint ventures	113,623	(61,558)	(14)	(114,623)	(62,572)

Sale of property and joint venture interests	—	411,867	—	(2,251)	409,616

Return of investment in joint ventures	—	—	—	—	—

Other	371	(5,003)	(511)	1,354	(3,789)

Net cash provided from (used for) investing activities	113,112	170,551	(95,918)	(115,543)	72,202

Net Increase (Decrease) in Cash and Cash Equivalents	(1,320)	9,357	5,277	—	13,314

Cash and Cash Equivalents, January 1	1,400	9,036	6,603	—	17,039

Cash and Cash Equivalents, September 30	$80	$18,393	$11,880	$—	$30,353

INDEPENDENT ACCOUNTANTS’ REPORT

To the Board of Directors of

MCN Energy Group Inc.:

We have reviewed the accompanying condensed consolidated statements of financial position of MCN Energy Group Inc. and subsidiaries (the “Company”) as of September 30, 2000 and 1999, the related condensed consolidated statements of operations and retained earnings (deficit) for the three, nine and twelve-month periods ended September 30, 2000 and 1999, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2000 and 1999. These financial statements are the responsibility of the Company’s management.

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

November 13, 2000

OTHER INFORMATION

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

MCN held its Annual Meeting of Shareholders on September 27, 2000. As of August 1, 2000, the record date for determination of shareholders entitled to vote at the Annual Meeting, there were 90,212,588 shares outstanding and entitled to vote. Of these shares, 78,962,943 or 87.5%, were present in person or by proxy, and 11,249,645 shares were not voted.

At the Annual Meeting, shareholders voted:

(1)  To elect the following Directors to serve for three-year terms:

		Number of
	Number of	Shares
Director	Shares	Withholding
(Three-year Terms)	Consenting For	Consent

Alfred R. Glancy III	77,376,002	1,586,941
Frank M. Hennessey	77,654,408	1,308,535
Howard F. Sims	77,612,854	1,350,089

James G. Berges, Stephen E. Ewing, Roger Fridholm, Thomas H. Jeffs II, Helen O. Petrauskas and Bill M. Thompson did not have terms of office expiring in 2000 and continue to serve as directors of the corporation.

(2)  To ratify the appointment of Deloitte & Touche LLP as independent auditors for the year ending December 31, 2000, with 78,022,082 shares voted for the ratification, 659,628 shares voted against, and abstentions of 281,233 shares.

EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit
Number	Description

15-1	Letter re Unaudited Interim Financial Information
27-1	Financial Data Schedule

(b)  Reports on Form 8-K

None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MCN ENERGY GROUP INC.

Date: November 13, 2000

By:	/s/ GERARD KABZINSKI

Gerard Kabzinski
Vice President and Controller

EXHIBIT INDEX

Exhibit
Number	Description

15-1	Letter re Unaudited Interim Financial Information
27-1	Financial Data Schedule