Form 10-K405
period 2000-12-31
MCN ENERGY GROUP INC
filed 2001-03-15
CIK 837579

_________________________________________________________________________
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000	Commission file number 1-10070

MCN ENERGY GROUP INC.

(Exact name of registrant as specified in its charter)

Michigan	38-2820658

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 Griswold Street, Detroit, Michigan	48226
(Address of principal executive offices)	(Zip Code)
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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X  No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.  (X)

      The aggregate market value of MCN Energy Group Inc. Common Stock, $.01 par value per share, held by non-affiliates as of February 28, 2001 was $2.135 billion based on 90,185,793 outstanding shares and the closing price on that day (New York Stock Exchange Composite Transactions).

Documents Incorporated by Reference:

None.

GLOSSARY

Antrim Gas	Natural gas produced from shallow wells in the Devonian (Antrim) shale formations.

Capital Investments	MCN’s consolidated capital expenditures plus acquisitions and MCN’s share of capital expenditures of joint ventures, less the minority partners’ share of consolidated capital expenditures.

Citizens	Citizens Gas Fuel Company; a wholly owned natural gas distribution subsidiary of MCN in Adrian, Michigan.

Cogeneration	The production of electricity and another form of energy, usually steam, from a single fuel source such as natural gas.

Customer Choice Program	A three-year program that began in April 1999 which allows a limited number of customers to purchase gas from suppliers other than MichCon.

Diversified Energy Group	MCN’s Pipelines & Processing, Electric Power, Energy Marketing and Exploration & Production businesses.

End User Transportation	A gas delivery service historically provided to large-volume commercial and industrial customers who purchase natural gas directly from producers or brokerage companies. Under MichCon’s Customer Choice Program that began in 1999, this service is also provided to residential customers and small-volume commercial and industrial customers.

FERC	Federal Energy Regulatory Commission; a federal agency that determines the interstate rates and regulations of interstate pipelines.

Gas Gathering	The process of collecting natural gas from gas wells and then transporting the gas through pipelines to processing plants or major pipelines.

Gas Processing	For MCN, the removal of carbon dioxide and petroleum liquids from natural gas so it meets market quality standards.

Gas Sales Program	A three-year program that began in January 1999 under which MichCon’s gas sales rate includes a gas commodity component that is fixed at $2.95 per Mcf.

Gas Storage	For MCN, the process of injecting, storing and withdrawing natural gas from a depleted underground natural gas field.

i

GLOSSARY (CONTINUED)

GCR	Gas Cost Recovery; a process, in effect through 1998, by which MichCon, through annual gas cost proceedings before the Michigan Public Service Commission, was allowed to recover its reasonable and prudent cost of gas sold.

Intermediate Transportation	A gas delivery service provided to producers, brokers and other gas companies that own the natural gas, but are not the ultimate consumers.

Methanol	A form of alcohol manufactured from various feedstocks, including natural gas, and used as a solvent, antifreeze and high octane fuel.

MCN	MCN Energy Group Inc. and its subsidiaries.

MCNEE	MCN Energy Enterprises Inc., a wholly owned subsidiary of MCN that is the holding company of MCN’s Diversified Energy group subsidiaries.

MichCon	Michigan Consolidated Gas Company; an indirect, wholly owned natural gas distribution and intrastate transmission subsidiary of MCN.

MichCon Pipeline	MichCon Pipeline Co., a wholly owned subsidiary of MichCon that engages in pipeline projects through its subsidiaries.

MPSC	Michigan Public Service Commission; a state agency that regulates, among other things, the intrastate aspects of the natural gas industry within Michigan.

Normal Weather	The average annual degree days in MCN’s Gas Distribution service area during a recent 30-year period.

Regulatory Reform Plan	The plan approved by the MPSC in April 1998 that provided for: (i) the Gas Sales Program, (ii) the Customer Choice Program and (iii) an income sharing provision that allows customers to share in profits when actual returns on equity from utility operations exceed predetermined thresholds.

Spot Market	The buying and selling of natural gas on a short-term basis, typically month-to-month.

GLOSSARY (CONCLUDED)

Units of Measurement

Bcf	Billion cubic feet of gas.

MBbl	Thousand barrels, which is a unit of measurement of oil and other petroleum liquids.

Mcf	Thousand cubic feet of gas.

MMcf	Million cubic feet of gas.

MW	Megawatts, or million watts of electricity.

/d	Added to various units of measurement to denote units per day.

/e	Added to various units of measurement to facilitate comparison of the Btu content between natural gas, crude oil and condensate. It assumes a ratio of 6 Mcf of natural gas per barrel of oil or condensate.

		PAGE
		NUMBER
CONTENTS
PART I

Item 1.	Business	2

Item 2.	Properties	21

Item 3.	Legal Proceedings	23

Item 4.	Submission of Matters to a Vote of Security Holders	24

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters	25

Item 6.	Selected Financial Data	26

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	58

Item 8.	Financial Statements and Supplementary Data	59

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	120

PART III

Item 10.	Directors and Executive Officers of the Registrant	121

Item 11.	Executive Compensation	124

Item 12.	Security Ownership of Certain Beneficial Owners and Management	129

Item 13.	Certain Relationships and Related Transactions	130

PART IV

Item 14.	Exhibits, Financial Statement Schedule, and Reports on Form 8-K	131

SIGNATURES		136

FORWARD-LOOKING STATEMENTS

This Form 10-K includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve certain risks and uncertainties that may cause actual future results to differ materially from those contemplated, projected, estimated or budgeted in such forward-looking statements. Factors that may impact forward-looking statements include, but are not limited to, the following: (i) the effects of weather and other natural phenomena; (ii) increased competition from other energy suppliers as well as alternative forms of energy; (iii) the capital intensive nature of MCN’s business; (iv) economic climate and growth in the geographic areas in which MCN does business; (v) the uncertainty of gas and oil reserve estimates; (vi) the timing and extent of changes in commodity prices for natural gas, natural gas liquids, methanol, electricity and crude oil; (vii) the nature, availability and projected profitability of potential projects and other investments available to MCN; (viii) conditions of capital markets and equity markets; (ix) the timing and results of major transactions; (x) the effects of changes in governmental policies and regulatory actions, including income taxes, environmental compliance and authorized rates; and (xi) the timing and completion of the pending merger.

PART I

ITEM 1. BUSINESS

MCN Energy Group Inc., a Michigan corporation organized in 1988, is an integrated energy company with approximately $4.9 billion in assets at December 31, 2000 and revenues of approximately $2.8 billion in 2000. MCN is primarily involved in natural gas production, gathering, processing, transmission, storage and distribution, and energy marketing. On December 31, 2000, MCN and its subsidiaries had 2,946 employees.

MCN reports its operating results through two major business groups: Diversified Energy and Gas Distribution.

Diversified Energy, operating through MCN Energy Enterprises Inc. (MCNEE), is a wholly owned subsidiary of MCN and serves as a holding company for MCN’s non-utility businesses. MCNEE is comprised of the following segments:

•	Pipelines & Processing has pipeline, gathering, processing and related facilities in major supply areas.

•	Electric Power holds joint venture interests in electric power generation facilities, most of which were sold in 2000. Electric Power also provides fuel management services and supplies gas to power generation facilities under long-term sales contracts.

•	Energy Marketing sells premium, reliable bundled energy services to large-volume customers and has rights to market-area storage capacity. Energy Marketing also sells gas to other gas marketers and brokerage companies. In 2000, Energy Marketing began trading activities to optimize the value of its gas storage capacity and assets.

•	Exploration & Production (E&P) is engaged in natural gas and oil exploration, development and production in Michigan.

ITEM 1. BUSINESS (CONTINUED)

MCNEE’s segments are further segregated between assets in the Midwest-to-Northeast target region and assets outside the region.

Gas Distribution consists principally of MichCon, a natural gas utility serving approximately 1.2 million customers in more than 530 communities throughout Michigan. MichCon is subject to the accounting requirements and rate regulation of the Michigan Public Service Commission (MPSC) with respect to the distribution and intrastate transportation of natural gas. Gas Distribution also includes Citizens Gas Fuel Company (Citizens) a small gas utility serving approximately 16,000 customers in Adrian, Michigan. Citizens’ rates are regulated by the Adrian Gas Rate Commission.

PENDING MERGER

MCN and DTE Energy Company (DTE) signed a definitive merger agreement dated October 4, 1999, which was amended on February 28, 2001, under which DTE will acquire all outstanding shares of MCN common stock. The boards of directors of both companies approved the merger under the October 1999 and the February 2001 merger agreements. In December 1999, shareholders of both companies approved the merger under the terms of the October 1999 merger agreement. The revised merger agreement is subject to the approval of MCN shareholders. The transaction is also subject to certain regulatory approvals. Refer to “Item 8. Financial Statements and Supplementary Data, Note 2 – Merger Agreement with DTE Energy Company” for additional information on the proposed merger.

FINANCIAL AND OPERATING INFORMATION

MCN’s earnings in 2000 were $108.9 million, or $1.22 per diluted share, compared to a 1999 net loss of $18.9 million, or $.22 per share. The comparability of earnings was affected by the impact of several unusual items, merger costs and an accounting change for start-up costs. Excluding the unusual items, merger costs and accounting change, MCN had 2000 earnings of $66.4 million, or $.75 per diluted share, compared to 1999 earnings of $104.9 million, or $1.26 per share. The earnings decline reflects reduced contributions from Diversified Energy’s operating segments, largely due to asset sales, and lower earnings from MichCon’s Gas Sales Program. Also affecting comparability was the implementation of mark-to-market accounting for storage-related trading activities in 2000, in combination with a change in accounting for inventory.

MCN’s results in 1999, before unusual items, merger costs and the accounting change for start-up costs, increased $20.6 million, or $.19 per share, from 1998 earnings of $84.3 million, or $1.07 per share. The 1999 improvement reflects earnings from MichCon’s Gas Sales Program and the effect of more favorable weather, partially offset by reduced earnings from asset sales. All per share comparisons were also affected by an increase in the average number of shares outstanding due to the issuance of 4,557,000 shares in 2000 and 5,865,000 shares in 1999.

ITEM 1. BUSINESS (CONTINUED)

The amount and percentage of revenue contributed by each MCN segment follows:

Revenue by Segment (in Thousands)*

	2000		1999		1998

Pipelines & Processing	$35,884	1.3%	$24,792	1.0%	$20,856	1.0%

Electric Power	66,461	2.6	52,207	2.2	47,131	2.3

Energy Marketing	1,514,451	54.2	1,141,894	47.1	747,591	37.2

Exploration & Production	12,030	0.4	43,370	1.8	150,504	7.5

Gas Distribution	1,162,281	41.5	1,161,990	47.9	1,045,139	52.0

MCN Consolidated	$2,791,107	100.0%	$2,424,253	100.0%	$2,011,221	100.0%

*	Excludes intercompany transactions

MCN’s investments in joint ventures contribute significantly to earnings. These investments are accounted for under the equity method and therefore do not impact revenues. Following are key statistics for each of MCN’s business segments:

	2000	1999	1998

Operating Statistics*
Pipelines & Processing**

Methanol produced (million gallons)	64.9	57.4	60.4

Transportation (Bcf)	142.6	208.6	175.5

Gas processed (Bcf):

Carbon dioxide treatment	53.9	51.8	48.9

Natural gas liquids removal	60.7	73.1	45.1

	114.6	124.9	94.0

Electric Power**

Electricity sales (thousands of MW hours)	185.2	2,755.8	3,805.0

Gas sales (Bcf)	20.3	19.0	18.6
Energy Marketing**

Gas sales (Bcf)	451.0	585.7	454.7

Exchange gas deliveries (Bcf)	23.8	11.9	11.0

	474.8	597.6	465.7

Exploration & Production
Gas and oil production (Bcf equivalent)

Michigan	25.7	27.3	28.0

Western, Midcontinent/ Gulf Coast and Appalachia	1.2	41.5	69.9

	26.9	68.8	97.9

Gas Distribution

Gas sales (Bcf)	182.5	181.8	172.2

End user transportation (Bcf)	163.9	152.0	140.3

Intermediate transportation (Bcf)	598.9	531.9	537.5

	945.3	865.7	850.0

*	Includes intercompany transactions
**	Includes MCN’s share of joint ventures

ITEM 1. BUSINESS (CONTINUED)

For a detailed discussion of MCN’s results of operation and each segment’s operating and joint venture income refer to “Item 7. Management’s Discussion & Analysis” (MD&A) of this report. Additional financial information by segment is included in “Item 8. Financial Statements and Supplementary Data, Note 18 – Segment Information.”

DIVERSIFIED ENERGY

PIPELINES & PROCESSING

Strategy and Competitive Environment

Pipelines & Processing focuses on opportunities in the Midwest-to-Northeast region (target region) that supply natural gas to meet growing demand. Much of the growth in the demand for natural gas in the United States is expected within the Mid-Atlantic and New England regions. These regions currently lack the pipeline capacity and low-cost storage necessary to deliver gas volumes to meet growing demand. As subsequently discussed, Portland Natural Gas Transmission System (PNGTS), Millennium Pipeline (Millennium) and Vector Pipeline (Vector) are interstate pipeline projects that are intended to fill a large portion of that need, and are complemented by MCN’s significant storage capacity. MCN also has interests in non-regional joint ventures that it will manage and develop to maintain their value. Any disposition of such investments will be independently evaluated to maximize shareholder value.

Business Developments

Pipelines & Processing anticipates capital investments of approximately $20 million in 2001. Approximately $143 million was invested in 2000, which compares with $120 million invested in 1999 and $333 million in 1998.

Below is a listing of projects MCN has invested in over the past several years. The facilities are divided into three categories: i) Regional Facilities, which represent assets inside the target region; ii) Non-Regional Facilities, which include assets outside the target region, and; iii) Coal Fines Plants, four of which were sold in 1999.

Regional Facilities:

Construction started on the 292-mile PNGTS project in June 1998 and it was placed in service during the first quarter of 1999. MCN owns a 16.4% interest in this $425 million venture, which has the capability to transport up to 360 million cubic feet per day (MMcf/d) of natural gas from the Canadian border to the northeastern United States. MCN expects to acquire an additional 6.6% interest in the project in early 2001, increasing its ownership interest to 23%. MCN’s share of deliveries was 6.5 billion cubic feet (Bcf) during 2000.

Vector is a 348-mile, natural gas pipeline that was placed in service in December 2000. The pipeline provides a new transportation link for 730 MMcf/d of new supply coming into the Chicago area to growing markets in eastern Canada and in the Midwest and Northeast regions of the United States. The construction of a second compressor station, expected to be complete by November 2001, will increase the capacity to 1 Bcf per day (Bcf/d). Final construction cost is estimated to be approximately $670 million. Pipelines & Processing holds a 25% interest in this project. MichCon

ITEM 1. BUSINESS (CONTINUED)

leases a portion of its transmission system to the project, thereby providing additional earnings to MCN while reducing Vector’s cost and environmental impact. Additionally, Energy Marketing has contracted for 200 MMcf/d of Vector’s transportation capacity.

Pipelines & Processing has a 10.5% interest in Millennium, a natural gas pipeline that will link up with Vector through the Dawn, Ontario hub and run through New York State. This 442-mile, $750 million pipeline will carry up to 700 MMcf/d to markets on the Atlantic Seaboard. Millennium remains the furthest advanced pipeline project for delivering natural gas to New York City and is expected to receive Federal Energy Regulatory Commission (FERC) approval in 2001.

In Michigan, Pipelines & Processing’s gas processing plants have the capacity to process 202 MMcf/d, up from 195 MMcf/d in 1998. Pipelines & Processing now has an average interest of 89% in seven such plants that extract carbon dioxide (CO2) from Antrim gas production.

Non-Regional Facilities:

During 1999, the Dauphin Island Gathering Partners (DIGP) venture completed the second phase of its expansion. The expansion raised this natural gas system’s delivery capacity to 1.1 Bcf/d, up from pre-expansion capacity of 680 MMcf/d. DIGP also signed definitive agreements with producers in the Gulf of Mexico to commit significant new deep-water natural gas supplies to the system. MCN owns 35% of DIGP and its share of deliveries for 2000 was 41.6 Bcf.

Also in the Midcontinent/ Gulf Coast region, Pipelines & Processing holds a 40% interest in two natural gas gathering ventures with American Central Gas Companies, Inc. The Foss Lake Gathering System venture owns and operates a 135-mile low-pressure system in the Anadarko Basin of western Oklahoma. The system has delivery capacity of 75 MMcf/d and gas processing capacity of 60 MMcf/d. MCN’s share of deliveries and gas processed was 8.3 Bcf in 2000. The second venture, East Texas Gathering system, is located in an area of significant drilling activity, providing opportunity for rapid expansion. This system primarily consists of 130 miles of gas gathering lines with delivery capacity of about 200 MMcf/d and gas processing capacity of 100 MMcf/d. In 2000, MCN’s share of deliveries and gas processed was 27.1 Bcf and 11.4 Bcf, respectively.

Pipelines & Processing is a 50% partner in Copano Pipeline Processing Group L.P. In mid-1998, Copano built a 15-mile lateral on its Upper Gulf Coast system to connect new gas production. Delivery capacity is 415 MMcf/d, while gas processing capacity is 60 MMcf/d. In 2000, MCN’s share of deliveries and gas processed was 30.8 Bcf and 14.1 Bcf, respectively. The system now has 867 miles of pipe.

At the DIGP system’s onshore terminus in Alabama, the Mobile Bay Processing Partnership (MBPP) constructed a 600 MMcf/d gas processing plant, which was placed in service in the first quarter of 1999. Effective October 1999, Pipelines & Processing sold a 14% interest in the venture, bringing its ownership to 29%. Related to but separate from this processing plant, Pipelines & Processing holds a 4.8% interest in a newly constructed, 210-mile, 80,000 barrels per day (Bpd) liquids pipeline that delivers natural gas liquids extracted by MBPP and other plants to southern Louisiana markets.

Pipelines & Processing owns a 25% interest in Lyondell Methanol Company, L.P., a limited partnership that owns a 248 million gallon-per-year methanol production plant in Texas. Pipelines &

ITEM 1. BUSINESS (CONTINUED)

Processing supplies a portion of the natural gas for the methanol plant. MCN’s share of methanol production in 2000 was 64.9 million gallons.

Pipelines & Processing formed the Crown Asphalt Distribution joint venture with Crown Energy Corporation in 1998. Through this joint venture, Pipelines & Processing has a 50% interest in asphalt distribution operations, which complements its interest in the MCN/ Crown Energy Asphalt Ridge Joint Venture in which Pipelines & Processing holds an 80% interest. The Asphalt Ridge project constructed a 100,000 ton-per-year high-grade asphalt manufacturing plant at a total cost of $18 million. The plant is experiencing technical difficulties in producing economical quantities of asphalt, and MCN is working to resolve the issues.

During 1999, KCI Compression Company L.P. was formed to provide a full range of natural gas compression services. MCN owns a 43% interest in the partnership.

In 1998, MCN advanced approximately $18 million of a $20 million commitment to develop a fertilizer project in the United Arab Emirates. The advance was structured as an interest-bearing loan with the option to convert the loan into an equity investment in the project. The original advance was due in September 1999. In March 2000, MCN advanced the remaining $2 million of its original commitment and restructured the entire $20 million advance plus accrued interest by taking a promissory note of $23.3 million and waiving its rights to convert the advance to equity. The note is secured by the project’s assets and was due in September 2000. MCN is taking legal actions to collect the receivable and believes that its lien on the project provides reasonable security.

Pipelines & Processing sold its 35% interest in the Jonah Gas Gathering System located in Wyoming during 2000. This system has a capacity of 320 MMcf/d. MCN’s share of deliveries was 6.5 Bcf during 2000.

Pipelines & Processing has a partnership with Petro Source Corporation to develop CO2 pipelines and marketing projects in support of enhanced oil recovery projects. The partnership constructed an 82-mile, 100 MMcf/d CO2 pipeline in 1998 that connects four gas treating plants to a distribution system servicing enhanced oil recovery projects in the Permian Basin of west Texas. Pipelines & Processing holds a 33% interest in this Val Verde CO2 pipeline, which was placed in service during the fourth quarter of 1998. MCN’s share of deliveries was 7.8 Bcf during 2000.

Pipelines & Processing owns a 33% interest in the 48-mile Blue Dolphin Pipeline. The offshore gathering system has capacity of 180 MMcf equivalent per day (MMcfe/d). During 1999, this venture acquired the 77-mile offshore Black Marlin Pipeline located near Galveston, Texas that is capable of transporting up to 160 MMcf/d of gas and 2,000 Bpd of liquids. Black Marlin Pipeline was sold in early 2001. MCN’s share of deliveries was 13.3 Bcf during 2000.

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

ITEM 1. BUSINESS (CONTINUED)

The economic viability of the venture was dependent on the briquettes qualifying for synthetic-fuel tax credits and MCN’s ability to utilize or sell such credits. The plants were required to be in service by June 30, 1998 in order to qualify for the tax credits. Operating delays at the plants in the 1998 third quarter significantly increased the possibility that the Internal Revenue Service (IRS) would challenge the project’s eligibility for tax credits. In addition, there was uncertainty as to whether MCN could utilize or sell the credits. These factors led to MCN’s decision in 1998 to record an impairment loss, equal to the carrying value of the plants, reflecting the likely inability to recover such costs.

MCN filed a request with the IRS seeking a factual determination that its coal fines plants were in service on June 30, 1998. The IRS has concluded that the six coal fines plants met the “in-service” deadline for purposes of claiming synthetic fuel tax credits. In December 1999, MCN sold four coal fines plants to DTE in an arms-length transaction that was independent of the pending merger. The sales price will depend on total production of the four plants. DTE made an initial payment of $45 million, and this payment will be adjusted up to $152 million or down to zero based on the results of a 36-month production test period. These plants have been relocated by DTE and one plant is currently operating. The remaining two plants are being held pending the completion of the merger with DTE.

ELECTRIC POWER

Strategy and Competitive Environment

The Electric Power unit supplies gas to power generation facilities and operates through several joint ventures. In past years, the Electric Power segment has invested in power generation projects which offer the potential for multiple sources of income, such as long-term gas sales and transportation services, as well as return on the investment in the facility itself. The majority of new power generation facilities throughout North America are expected to be gas-fired because of competitive and environmental considerations, as well as the speed with which such facilities can be brought on line. Demand for new gas-fired generation facilities in the Midwest and along the East Coast has significantly increased. In addition, U.S. electricity consumption has been growing at over a 2% annual rate and is estimated by government and industry sources to grow more than 30% by 2015. As part of its strategic direction, MCN will manage and develop its non-regional joint ventures to maintain their values. Any disposition of such investments will be independently evaluated to maximize shareholder value.

Business Developments

Electric Power does not anticipate any significant capital investments in future periods. Approximately $27 million was invested in 2000, compared to $130 million in 1999 and $90 million in 1998.

Below is a listing of projects MCN has invested in over the past several years. The facilities are divided into three categories: i)  Disposed Facilities, represents facilities that were disposed of including those in connection with the pending merger with DTE; ii)  Regional Facilities, which

ITEM 1. BUSINESS (CONTINUED)

represent assets inside the target region; and iii)  Non-Regional Facilities, which are assets outside the target region.

Disposed Facilities:

During 1998 and 1997, Electric Power acquired an interest in Torrent Power Limited (TPL) a joint venture that holds minority interests in electric distribution companies and power generation facilities located in the state of Gujarat, India. In August 1999, MCN completed the sale of its entire interest in TPL.

As part of the merger agreement with DTE, MCN agreed to sell its interests in five power projects, four of which are “Qualifying Facilities” as defined by the Public Utility Regulatory Policies Act of 1978, as amended. This Act limits the interest in a project that can be owned by electric companies while maintaining the project’s status as a “Qualifying Facility.” In the first quarter of 2000, MCN sold its interests in the Midland Cogeneration Venture (MCV), a 1,370 megawatt (MW) gas-fired cogeneration facility in Midland, Michigan, and the Carson Cogeneration facility, a 42 MW gas-fired cogeneration plant in Carson, California. Under the terms of the MCV sales agreement, if MCN’s merger with DTE is not completed, MCN may reacquire its 23% interest in the project. During the second quarter of 2000, MCN sold its 50% interest in both the Ada Cogeneration facility, a 30 MW natural gas-fueled cogeneration plant in western Michigan, and the Michigan Power Project, a 123 MW cogeneration plant in Ludington, Michigan. Additionally, MCN sold it 95% interest in the Cobisa-Person facility, a venture created to build, own and operate a 140 MW power plant in Albuquerque, New Mexico in the second quarter of 2000. Refer to “Item 8. Financial Statements and Supplementary Data, Note 2 – Merger Agreement with DTE Energy Company” for additional information on the pending merger.

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

Electric Power holds an approximate 65% interest in Bhote Koshi Power Company, a partnership that constructed a 36 MW hydroelectric power plant in Nepal that began commercial operations in 2001.

ENERGY MARKETING

Strategy and Competitive Environment

Energy Marketing provides value-added energy services and buys, sells, transports and stores natural gas in the Midwest and Eastern regions of the United States and eastern Canada. Energy Marketing

ITEM 1. BUSINESS (CONTINUED)

provides gas supply and management services to (i) commercial and industrial customers and to (ii) wholesale customers that include producers, local distribution companies, electric generators, and other marketing and trading companies. In addition, Energy Marketing provides price risk management services to its customers through a variety of financial instruments including exchange-traded futures, as well as over-the-counter forwards, options, and swap agreements related to natural gas.

Energy Marketing’s services generally entail the bundling of gas supplies, nominations, risk management, transportation and storage capacity to customers. The bundling of these services provide reliable and flexible energy solutions to customers. Energy Marketing is able to provide these services because of its access to firm transportation and storage assets, some of which are owned by affiliates. During 2000, Energy Marketing had firm transportation capacity with various pipeline systems totaling over 635 MMcf/d. In addition it had rights to 71 Bcf of storage capacity inside the target region.

Energy Marketing is also responsible for managing Diversified Energy’s exposure to commodity price risk and related physical assets that support the business segment’s marketing activities. These physical assets include oil and gas production, pipeline transportation and storage capacity. Energy marketing uses a risk-based approach that includes both transactional and portfolio hedging strategies to minimize commodity price risk.

During 2000, there has been a narrowing or reversal of seasonal and geographical price differentials. Seasonal price differentials allow Energy Marketing to profit from its ability to purchase and store gas in the summer months and sell such gas in winter months. Geographical price differentials allow Energy Marketing to purchase lower priced gas in the Midcontinent/ Gulf Coast region, and transport and sell such gas at higher prices in the Midwest and Eastern regions. The lower price differentials have reduced the value of Energy Marketing’s storage and transportation assets. These assets are being managed in order to optimize capacity utilization and maximize their value.

Energy Marketing competes against numerous marketing and trading companies. Given the level of energy consumed in the region, the growing need for additional electric generation and the cost and reliability challenges that customers face, Energy Marketing anticipates that providing value-added energy services to power generators will be a key area of growth.

Business Developments

MCN has interests in a marketing joint venture and has contract rights for interstate transportation capacity and for long-term storage. The discussion of each is divided into two categories; i)  Regional Activity, which includes investments, transportation and storage contracts inside the target region and; ii)  Non-Regional Activity, which represents an investment outside the target region.

Regional Activity:

Energy Marketing owns a 50% interest in a joint venture that expands its market region and adds other energy sources to its market portfolio. The joint venture, U.S. CoEnergy Services, is a partnership with U.S. Oil Company, Inc., that sells natural gas, fuel oil and propane to target markets within Wisconsin.

ITEM 1. BUSINESS (CONTINUED)

Energy Marketing’s activities support and are interrelated with assets that are developed and owned by other MCN affiliates. As such, Energy Marketing holds significant capacity on the PNGTS and Vector pipelines as well as the proposed Millennium pipeline. The Pipelines & Processing segment holds ownership interests in each of these interstate pipelines.

The Washington 10 storage field is strategically located in southeast Michigan, and has significantly increased the amount of gas storage capacity available to Energy Marketing. The project has converted a depleted gas reservoir to a 42 Bcf storage facility. Initial gas injection occurred in the spring of 1999, and the facility reached completion in July 1999.

Energy Marketing also has a 50% interest in the 10 Bcf Washington 28 storage field located northeast of Detroit in Macomb County. In total, Energy Marketing has rights to 71 Bcf of target region storage capacity in 2001. Energy Marketing will use this storage in conjunction with its firm and interruptible transportation capacity on various pipelines to continue increasing its marketing presence in the target region.

Non-Regional Activity:

In 2000, Energy Marketing exited from its Torch CoEnergy LLC joint venture, which primarily marketed gas in areas outside of the target region.

Other

Approximately 54% of Energy Marketing’s natural gas supply in 2000 originated in the Midwest, 29% in the Midcontinent and the remaining 17% in the Northeast United States and Canada.

EXPLORATION & PRODUCTION

Strategy and Competitive Environment

MCN’s strategy for the E&P business is to aggressively manage its Michigan oil and gas producing assets and to optimize returns. MCN has accumulated one of the industry’s largest Antrim gas reserve bases, accounting for approximately 20% of the total Michigan Antrim gas production. During 2000, MCN participated in the drilling of 129 wells (110 net) in the Antrim formation, bringing the total drilled to 1,435 wells (1,114 net). Even though the potential natural gas recovery from the average Antrim well is less than the recovery from wells drilled in other formations, wells drilled in the Antrim shale formations have a high success rate and low drilling costs, and are therefore considered relatively low risk.

During early 2000, MCN assumed operator responsibilities of its Michigan properties and has been successful in significantly lowering the costs of producing reserves. E&P has rights to 64,987 acres (57,715 net) of undeveloped leases. During 2001, E&P will continue to develop this acreage and anticipates selling nearly all of its gas production to Energy Marketing. In order to minimize the impact of fluctuating gas prices on its operations, E&P manages price risk by utilizing futures, options and swap contracts which is coordinated by MCN’s Energy Marketing segment.

ITEM 1. BUSINESS (CONTINUED)

Business Developments

E&P had capital investments of approximately $30 million in 2000, $100 million in 1999 and $200 million in 1998 and anticipates spending approximately $30 million in 2001.

Below is a listing of properties MCN has invested in over the past several years. The facilities are divided into two categories: i)  Regional Properties, which represent properties inside the target region; and ii)  Sold Properties, which are properties outside the target region. E&P sold these non-regional properties in 1999.

Regional Properties:

The Michigan properties had 25.7 Bcf equivalents (Bcfe) of production in 2000. E&P does not anticipate adding a significant amount of new reserves to its 432.8 Bcfe of proved reserves at December 31, 2000.

Sold Properties:

During 1999, MCN sold its Western, Midcontinent/ Gulf Coast and Appalachian E&P properties. These properties represented 643 Bcfe of proved reserves.

Risk Management Strategy

MCN manages commodity price risk by utilizing futures, options and swap contracts to more fully balance its portfolio of gas and oil supply and sales agreements. MCN’s Energy Marketing business coordinates all of MCN’s commodity related risk management activities to ensure compliance with corporate policies that are periodically reviewed by MCN’s Board of Directors.

GAS DISTRIBUTION

Gas Distribution serves approximately 1.2 million residential, commercial and industrial customers in the Detroit, Grand Rapids, Ann Arbor, Traverse City, Muskegon, Marquette and Adrian metropolitan areas and in various other communities throughout Michigan. The following services are provided by Gas Distribution:

•	Gas Sales – Includes the sale and delivery of natural gas primarily to residential and small-volume commercial and industrial customers.

•	End User Transportation – A gas delivery service provided primarily to large-volume commercial and industrial customers. Additionally, the service is provided to residential customers, and small-volume commercial and industrial customers who have elected to participate in MichCon’s experimental three-year Customer Choice Program that began in April 1999. End user transportation customers purchase natural gas directly from producers or brokerage companies and utilize MichCon’s pipeline network to transport the gas to their facilities or homes.

•	Intermediate Transportation – A gas delivery service provided to producers, brokers and other gas companies that own the natural gas, but are not the ultimate consumers. Intermediate transportation customers utilize Gas Distribution’s gathering and high pressure transmission

ITEM 1. BUSINESS (CONTINUED)

system to transport the gas to storage fields, processing plants, pipeline interconnections or other locations.

•	Other – Includes revenues from providing appliance maintenance, facility development, meter reading and other energy-related services.

The amount and percentage of revenue contributed from each of these services follows:

Revenue by Service (in Thousands)

	2000		1999		1998

Gas Sales	$929,099	79.2%	$924,580	79.0%	$838,876	79.8%

End User Transportation	117,415	10.0	103,879	8.9	82,275	7.8

Intermediate Transportation	52,577	4.5	57,783	4.9	63,218	6.0

Other	74,036	6.3	84,358	7.2	67,405	6.4

	1,173,127	100.0%	1,170,600	100.0%	1,051,774	100.0%

Less: Affiliated Sales	10,846		8,610		6,635

	$1,162,281		$1,161,990		$1,045,139

Gas Distribution expects to achieve modest revenue growth through initiatives to expand its gas markets, its residential, commercial and industrial customer base, as well as by continuing to provide energy-related services that capitalize on its expertise, capabilities and efficient systems.

GAS SALES

Strategy and Competitive Environment

Competition in the gas sales market comes primarily from (i) other natural gas providers, and (ii) alternative fuels such as electricity, propane and, to a lesser degree, oil and wood.

Other natural gas providers – MichCon is currently operating under its Regulatory Reform Plan, which includes a comprehensive experimental three-year Customer Choice Program designed to offer all sales customers added choices and greater price certainty. The program allows a limited number of customers to purchase natural gas from suppliers other than MichCon. For additional detail regarding the Plan, refer to the “Regulatory Reform Plan” section that follows.

Alternative fuels – Natural gas continues to be the preferred space and water-heating fuel for Michigan residences and businesses. Nearly every residential and commercial developer in MichCon’s service territories selects natural gas in new construction because of the convenience, cleanliness and relative price advantage compared to propane, fuel oil and other alternative fuels.

Gas Distribution continues to take steps to become the preferred provider of natural gas and high-value energy services within Michigan in order to achieve competitive financial results. To accomplish this, Gas Distribution continues to position itself to respond to changes in regulation and

ITEM 1. BUSINESS (CONTINUED)

increased competition by reducing its cost of operations, maintaining a safe and reliable system for customers, and focusing on meeting the needs of the marketplace.

Business Developments

As discussed in detail in the “Regulatory Reform Plan” section, the Gas Sales Program allows MichCon to profit from its ability to purchase gas at less than $2.95 per thousand cubic feet (Mcf). The program allowed MichCon to generate favorable profits in 1999 and 2000. MichCon does not expect to generate profits from the Gas Sales Program in 2001. As noted in the “Proposed Regulatory Changes” section that follows, MichCon filed an application with the MPSC to modify the Gas Sales Program. The proposed program would reinstate the Gas Cost Recovery (GCR) mechanism thereby effectively eliminating MichCon’s ability to profit or lose money on gas sales.

The gas sales service in 2000 represented approximately 19% of total deliveries, 79% of total revenues and 63% of total gross margins.

END USER TRANSPORTATION

Strategy and Competitive Environment

The primary focus of competition in this market is cost and reliability. Some large commercial and industrial customers have the ability to switch to alternative fuel sources such as coal, electricity, oil and steam. If these customers were to choose an alternative fuel source, they would not have a need for Gas Distribution’s end user transportation service. In addition, some of these customers could bypass Gas Distribution’s pipeline system and have their gas delivered directly from an interstate pipeline. However, price differentials must be sufficient to offset the costs, risks and loss of service flexibility associated with fuel switching or bypass. Since 1988, only one Gas Distribution industrial customer has bypassed its distribution system. Gas Distribution competes against alternative fuel sources by providing competitive pricing and reliable service, supported by its extensive storage capacity.

Business Developments

As of December 2000, MichCon had end user transportation agreements with customers representing annual volumes of 169.0 Bcf. Approximately 73% of these volumes are under contracts that extend to 2002 or beyond and include the majority of the large, and most price-sensitive customers. Contracts for the remaining volumes are typically one-year contracts that expire at various times during 2001 and relate to a large number of low-volume users with relatively low price sensitivity.

Gas Distribution has historically been successful in converting customers’ facilities to natural gas from alternative fuels and retaining those customers after conversion. In 2000, approximately 18 Bcf of MichCon’s end-user transportation deliveries were to customers who chose natural gas over coal. However, as gas prices escalate, lower cost alternative fuels become more appealing to customers. One customer completed conversion to coal during 2000, representing a loss of approximately 0.4 Bcf per year. Of the approximately 18 Bcf of end user transportation deliveries that displaced coal usage in 2000, approximately 15 Bcf are under contracts that extend beyond 2001. These

ITEM 1. BUSINESS (CONTINUED)

contracts generally include provisions that require continued payments, even if the customer burns an alternative fuel.

Increasing demand for electricity has created new opportunities for Gas Distribution to market end-user transportation services to electric utilities and independent power producers. During 2000, three customers added additional gas-fired power generation facilities representing 2.2 Bcf of annual incremental load. Gas Distribution is actively seeking additional electric power producers to locate their facilities on its system.

MichCon will continue to transport and deliver gas to customers’ premises or homes under either the existing experimental three-year Customer Choice Program or the proposed choice program. If customers choose to purchase natural gas from other suppliers, they will be reflected as end user transportation customers rather than gas sales customers.

In 2000, end user transportation services accounted for approximately 17% of total gas deliveries, 10% of total revenues and 18% of total gross margins.

INTERMEDIATE TRANSPORTATION

Strategy and Competitive Environment

Gas Distribution’s extensive transmission pipeline system has enabled it to develop a 500 to 600 Bcf annual market for transportation services for Michigan gas producers, marketers, distribution companies and other pipeline companies. Gas Distribution operates in a pivotal geographic location with links to major interstate pipelines that reach markets elsewhere in the Midwest, the eastern United States and eastern Canada. Michigan Antrim gas production has also increased significantly over the past several years, resulting in a growing demand by gas producers and brokers for intermediate transportation services.

Gas Distribution is in an excellent position to increase revenues by facilitating the transportation of new supplies of western Canadian gas from Chicago to growing markets in eastern Canada and the Northeast United States. In December 1997, Gas Distribution entered into a long-term facility lease of its Milford-to-Belle-River Pipeline to the Vector Pipeline Partnership. Pipelines & Processing has a 25% interest in the $670 million Vector pipeline project. The Vector pipeline was placed in service in December 2000, and provides a transportation link for new supply coming into the Chicago area to growing markets in eastern Canada and the Midwest and Northeast United States. Construction of a second compressor station, expected to be completed by November 2001, will increase the capacity of Vector from 730 MMcf/d to 1 Bcf/d. MichCon is pursuing additional opportunities for transportation services that would further maximize the use of its transmission infrastructure.

Business Developments

Gas Distribution expanded the transportation capacity of its northern Michigan gathering system and further enhanced this gathering system by purchasing the 44-mile Thunder Bay pipeline. Additionally, Gas Distribution placed into service a $91 million, 59-mile loop of its existing Milford-to-Belle-River Pipeline. This loop has improved the overall reliability and efficiency of Gas Distribution’s gas storage and transmission system by mitigating the risk associated with the

ITEM 1. BUSINESS (CONTINUED)

disruption of the existing pipeline or other facilities used to supply gas to Gas Distribution’s customers. The pipeline expansions and acquisitions were needed to meet increased demand for intermediate transportation services and to generate significant off-system transportation opportunities.

In 2000, intermediate transportation services accounted for approximately 64% of total gas deliveries, 5% of total revenues and 8% of total gross margins. While intermediate transportation volumes are a significant part of total deliveries, profit margins on this service are considerably less than margins on gas sales and end user transportation services.

Effect of Weather

Gas Distribution’s gas sales, end user transportation and intermediate transportation volumes, revenues and net income are impacted by weather. Given the seasonal nature of the business, revenues and net income are concentrated in the first and fourth quarters of the calendar year. By the end of the first quarter, the heating season is largely over, and Gas Distribution typically incurs substantially reduced revenues and earnings in the second quarter and losses in the third quarter. The seasonal nature of Gas Distribution’s earnings has become more pronounced as a result of its Gas Sales Program. Refer to “Item 7. MD&A” for additional information relating to the effect of weather.

Gas Supply

Gas Distribution obtains its natural gas supply from various sources in different geographic areas (the Gulf Coast, the Midcontinent, Canada and Michigan) under agreements that vary in both pricing and terms. As a result of its Regulatory Reform Plan, MichCon entered into new base supply contracts with suppliers in 1998. As part of its gas acquisition strategy, MichCon has entered into fixed-priced contracts at costs below $2.95 per Mcf for approximately 110 Bcf of its expected 2001 supply requirements. This committed supply represents approximately 65% of the expected 170 Bcf of supply requirements under the Gas Sales Program in 2001. The balance of the gas supply requirements will be met through the utilization of existing gas in inventory and purchasing gas at market prices. MichCon’s geographic diversity of supply, coupled with its 124 Bcf of storage capacity, ensures it will be able to meet its supply requirements for customers.

Following is a listing of Gas Distribution’s sources of gas supply:

Gas Supply (Bcf)

	2000	1999	1998

Long Term

Michigan suppliers	73.5	99.4	94.4

Interstate suppliers	56.1	63.9	17.6

Canadian suppliers	28.0	29.9	25.9

Spot Market	4.4	4.7	29.8

Exchange Gas Receipts (Deliveries)	(1.0)	(7.5)	11.2

Gas From (To) Storage	24.5	(7.6)	(4.7)

	185.5	182.8	174.2

ITEM 1. BUSINESS (CONTINUED)

MichCon has long-term firm transportation agreements expiring on various dates through 2011 with ANR Pipeline Company (ANR), Panhandle Eastern Pipeline Company (Panhandle), Viking Gas Transmission Company (Viking) and Great Lakes Gas Transmission Limited Partnership (Great Lakes). ANR was obligated to transport for MichCon up to 375 MMcf/d of supply through October 1999. Effective in November 1999, MichCon permanently released capacity with ANR thereby reducing contracted capacity to 285 MMcf/d and resulting in roughly $13 million in annual cost savings. The ANR capacity delivers 117.5 MMcf/d of supply sourced from the Gulf Coast, 117.5 MMcf/d sourced from the Midcontinent and 50 MMcf/d from Canada. Viking transports 50 MMcf/d of Canadian supply to the ANR system for delivery to MichCon, and Panhandle transports 2 MMcf/d of Gulf Coast supply from the ANR system for delivery to MichCon. Additional Canadian supplies of 30 MMcf/d are delivered through firm transport agreements with Great Lakes.

MichCon has supply contracts with independent Michigan producers, which expire on various dates through 2007. Many of these contracts originally tied prices to spot market indices coupled with transportation rates. As a result of an MPSC Order and individually negotiated settlements, MichCon amended a number of these contracts that were previously at above-market prices to a more competitive level.

Citizens is served by Panhandle and ANR. During 2000, nearly all of Citizens’ gas purchases were from the Energy Marketing segment.

At December 31, 2000, MichCon owned and operated four natural gas storage fields in Michigan with a working storage capacity of approximately 124 Bcf. These facilities play an important role in providing reliable and cost-effective service. MichCon uses its storage capacity to supplement its supply during the winter months, replacing the gas in April through October when demand and prices are generally at their lowest levels. The use of storage capacity also allows MichCon to lower its peak-day entitlements, thereby reducing interstate pipeline charges. MichCon’s gas distribution system has a planned maximum daily send-out capacity of 3.1 Bcf, with approximately 62% of the volume coming from underground storage for 2001.

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

Regulatory Reform Plan: MichCon is currently operating under its Regulatory Reform Plan, which includes a comprehensive experimental three-year Customer Choice Program designed to offer all sales customers added choices and greater price certainty. The Customer Choice Program began in April 1999, and approximately 70,000 customers chose to purchase natural gas from suppliers other than MichCon. Year two of the program began in April 2000, and the number of participating customers declined to 55,000. Although year three of the program is scheduled to begin in April 2001, permitting up to 225,000 customers to participate, MichCon has requested the MPSC to

ITEM 1. BUSINESS (CONTINUED)

modify the program to encourage greater participation as subsequently discussed. Under the existing program, there is also a volume limitation of 30 Bcf on commercial and industrial participants in 2001. MichCon will continue to transport and deliver the gas to the participating customers’ premises at prices that generate favorable margins.

The Regulatory Reform Plan also includes the Gas Sales Program that suspended the GCR mechanism for customers who continue to purchase gas from MichCon, and fixed the gas commodity component of MichCon’s sales rates at $2.95 per Mcf for the three-year period that began in January 1999. The suspension of the GCR mechanism allows MichCon to profit from its ability to purchase gas at less than $2.95 per Mcf. The program also increases MichCon’s risk associated with generating positive margins. As part of its gas acquisition strategy, MichCon has entered into fixed-price contracts at costs below $2.95 per Mcf for approximately 65% of its expected 2001 supply requirements under the Gas Sales Program. Although this strategy produced favorable margins in 1999 and 2000, MichCon does not expect to generate profits from the Gas Sales Program in 2001. MichCon’s fixed-price supplies for 2001 are at prices higher than those paid in 1999 and 2000. MichCon expects to supplement its existing fixed price supply by purchasing gas at market prices, which are unprecedentedly high. Absent a modification to its Gas Sales Program as subsequently discussed, MichCon plans to meet its remaining gas supply requirements for 2001 with up to 30 Bcf of withdrawals from storage at prices significantly lower than $2.95 per Mcf to mitigate the effect on earnings of high gas prices. The level of margins generated from selling gas will also be affected by actual gas sales volumes, which will fluctuate as a result of changes in weather, and the number of customers who ultimately choose to purchase gas from suppliers other than MichCon.

The Plan also encompasses an income sharing mechanism that allows customers to share in profits when actual returns on equity from utility operations exceed predetermined thresholds. Based on the MPSC approved formula, management believes that no income sharing was required in 1999 and 2000, and does not expect income sharing will be required in 2001.

Proposed Regulatory Changes: The MPSC is continuing its initiatives designed to give all of Michigan’s natural gas customers added choices and the opportunity to benefit from lower gas costs resulting from competition. In October 2000, the MPSC issued an order that provides uniform terms and conditions for a new voluntary customer choice program in Michigan. Key aspects of the order include: (i) continuing customer choice on a permanent and expanding basis; (ii) eliminating fixed commodity rates in favor of GCR rates that reflect market prices; and (iii) investigating the potential unbundling of additional services offered by Michigan gas utilities.

In December 2000, MichCon filed applications with the MPSC to modify the experimental Customer Choice and Gas Sales Programs as outlined in the MPSC’s October 2000 order. Among other things, the proposed modifications would become effective in April 2001, and: (i) replace the experimental three-year Customer Choice Program with a permanent choice program, (ii) replace the current $2.95 per Mcf gas commodity charge included in gas sales rates with a GCR factor, and (iii) eliminate the current income sharing provision. Irrespective of the outcome of the proceeding, MichCon will return to a GCR mechanism no later than January 2002.

The proposed permanent choice program would expand customer participation to be phased in over a three-year period. In year one, 40% of MichCon’s customers could elect to purchase gas from suppliers other than MichCon. In year two, 60% of customers would be eligible and, by year three,

ITEM 1. BUSINESS (CONTINUED)

all of MichCon’s 1.2 million customers could participate in the program. Under the proposed GCR mechanism, MichCon’s gas sales rates would include a gas commodity component designed to recover its actual gas costs. MichCon could no longer profit from selling gas to customers who choose not to participate in the permanent choice program. Under the proposal, MichCon could sell its fixed-price supply contracts that are at prices significantly below current market prices and refund any proceeds to eligible customers. Additionally, MichCon could refund all or a portion of the income earned from selling gas at $2.95 per Mcf under the current experimental Gas Sales Program.

General Rate Proceedings: MichCon received MPSC authorization to defer manufactured gas plant investigation and remediation costs in excess of the $11.7 million previously reserved. In 1999, MichCon depleted the initial reserve. Costs incurred in excess of the initial reserve are being deferred and amortized over a 10-year period beginning in the year subsequent to the year environmental investigation and remediation costs are paid. The recovery of any investigation and remediation costs incurred will be reviewed in a future rate case.

In 2000, Citizens entered into a rate agreement with the municipal commission that sets its rates. Under the terms of this agreement, which went into effect in September 2000, Citizens received a 15% rate increase, and its rates were frozen for three years. The rate agreement provides Citizens’ customers with known prices and MCN with an opportunity to control costs and continue to earn a reasonable rate of return.

Gas Cost Recovery: Prior to 1999, the GCR process allowed MichCon to recover its cost of gas sold if the MPSC determined that such costs were reasonable and prudent. As previously discussed, beginning in January 1999, MichCon’s Regulatory Reform Plan suspended the GCR mechanism and fixed the gas commodity component of MichCon’s sales rate at $2.95 per Mcf for three years.

The GCR process included an annual Gas Supply and Cost Review, in which the MPSC approved maximum monthly GCR factors. A subsequent annual GCR reconciliation proceeding provided a review of gas costs incurred during the year, determined whether approved gas costs had been overcollected or undercollected and, as a result, whether a refund or surcharge, including interest, was required to be returned to or collected from GCR customers. In February 1999, MichCon filed its GCR reconciliation case covering gas costs incurred during 1998, indicating an overrecovery of $18 million, including interest. During the first quarter of 1999, MichCon refunded the overrecovery to customers. In July 2000, the MPSC issued an order on this case indicating that an additional $3.2 million, including $.7 million of interest, had been overrecovered. MichCon refunded the additional overrecovery to customers in 2000 as a reduction in gas sales rates.

FERC Rate Matters: In February 1998, the FERC approved a settlement agreement in an ANR rate case entitling MichCon to refunds totaling $9.4 million. MichCon received $5.5 million of this refund in April 1998 relating to certain transportation services provided by ANR to MichCon. In June 1998, MichCon received the remaining refund.

Other Rate Matters: In March 2000, several shippers on MichCon’s northern Michigan gathering system filed a complaint requesting that the MPSC issue an order reducing the rate charged for Antrim gas transportation services from $.090 per Mcf to approximately $.039 to $.031 per Mcf. The complaint also included a request for refunds of approximately $21.0 million for periods during which the rate was in effect. The presiding MPSC Administrative Law Judge (ALJ) found that no

ITEM 1. BUSINESS (CONTINUED)

refunds of prior rates are required. The MPSC staff filed a proposed rate of $.049 per Mcf which would result in an annual revenue reduction of approximately $4.5 million. In February 2001, the ALJ issued a proposal for decision supporting the MPSC staff’s position. MichCon is defending its proposed rate of $.088 per Mcf, however, it is unable to predict the outcome of this complaint.

Energy Assistance Programs: Energy assistance programs funded by the federal government and the State of Michigan, including the Home Heating Credit for low-income customers and the Family Independence Agency’s State Emergency Relief Program, remain critical to MichCon’s ability to control its uncollectible gas account expenses.

The State of Michigan provides assistance in the form of Michigan Home Heating Credits that are funded almost exclusively by the Federal Low-Income Home Energy Assistance Program (LIHEAP). Congress approved funding for fiscal 2000 and 1999 at $1.1 billion. During the year, an additional $600 million was appropriated in an emergency fund for fiscal 2000. The State of Michigan’s LIHEAP funds were $64 million for 2000 compared to $59 million in fiscal 1999. The State of Michigan received an additional $23 million from the LIHEAP emergency fund which is being carried over to the State’s 2001 fiscal year, which began October 2000. MichCon received $15.1 million of funds in 2000 compared to $12.6 million in 1999. Home Heating Credits assisted 75,600 MichCon customers in 2000 compared to 69,000 in 1999. For fiscal 2001, Congress increased the LIHEAP funding level to $1.4 billion and provided an additional $300 million in emergency funds. Unlike past practice, these funds have not been advanced to states for use in the next fiscal year. While this creates some uncertainty when planning winter heating assistance programs, both Congress and President George W. Bush have pledged continued support for the program.

Environmental Matters

A discussion of environmental matters is included in “Item 7. MD&A” under the heading “Environmental Matters” and in “Item 8. Financial Statements and Supplementary Data, Note 14b – Commitments and Contingencies” under the heading “Environmental Matters.”

Franchises

MichCon operates in more than 530 cities, villages and townships under franchises or permits that typically are revocable at will and have a 30-year maximum duration. Prior to 1993, MichCon had no policy requiring the renewal of franchises. Thereafter, MichCon implemented such a policy and began a process to renew or re-establish franchises that had expired in 233 municipalities. During the 1994 to 2000 period, an additional 203 franchises expired. To date, 401 franchises have been renewed, including eight in 1999 and two in 2000. There were no franchises that lapsed during 1999 or 2000.

As for the 35 franchises that are currently expired, MichCon’s gas distribution systems were installed and are maintained with the consent or acquiescence of the municipalities. While MichCon could be ordered to remove its property by any municipality in which its franchise has expired, it could lose ownership only by its consent and the payment of an agreed-upon price, or by condemnation and the payment of the fair value of such property. Should any of these municipalities seek to terminate MichCon’s operations therein and substitute another gas utility operation, publicly

ITEM 1. BUSINESS (CONCLUDED)

or privately owned, the municipality must either (i) acquire and operate MichCon’s system, (ii) construct a new system or (iii) grant a franchise to another privately owned utility to construct or acquire its own distribution system.

Citizens operates in cities and townships in and around Adrian, Michigan under franchises or permits that are revocable, have a 30-year maximum duration, and provide for municipal rate setting. In November 1995, the residents of Adrian voted favorably on granting a 30-year renewal franchise to Citizens. There were three franchise renewals during 1998 and one in 2000. No franchises were renewed in 1999.

Other

Collective Bargaining Agreements: MichCon has five collective bargaining agreements that cover slightly less than half of its labor force. In December 2000, MichCon negotiated and signed two agreements that are in effect through October 2004. The three remaining agreements expire in June 2001 and are subject to pending negotiations.

Slightly more than half of Citizen’s 41 employees are covered under a three year collective bargaining agreement which expires in April 2002.

Other: MCNIC Gas Storage Company, a 100%-owned subsidiary of MCNEE, holds a 50% limited partnership interest in The Orchards Golf Limited Partnership. The Orchards golf course is above the Washington 28 storage field, located north of Detroit. The partnership developed approximately 450 acres of land in Washington Township, Michigan. The acreage consists of an 18-hole championship golf course on approximately 200 acres and residential development of the remaining 250 acres.

MichCon Development Company, a 100%-owned subsidiary of MichCon, holds between a 33% and a 50% interest in various partnerships related to the Harbortown development. The Harbortown development is a mixed use development consisting of a 60,000 square foot retail shopping center, a 63 slip marina, 273 rental units and 80 low-rise condominiums located along the Detroit River. The development consists of 35 acres of land, of which 12 are undeveloped.

ITEM 2. PROPERTIES

MCN

MCN, through its principal subsidiaries, owns or leases office space in Detroit, Grand Rapids and Traverse City, Michigan, and Hartford, Connecticut. MCN’s facilities are suitable and adequate for their intended use. MCN’s capital investments totaled approximately $322 million for 2000, $496 million for 1999 and $791 million for 1998.

DIVERSIFIED ENERGY

Diversified Energy has investments that own property primarily associated with gas gathering, processing, transmission and storage, and real estate. The majority of these investments are in unconsolidated joint ventures and partnerships in which Diversified Energy has an ownership interest of less than or equal to 50%.

Exploration & Production Activities

MCN Oil & Gas Company (MOG), an indirect subsidiary of MCN, is engaged in natural gas and oil exploration, development and production. During 1999, MOG sold its Western, Midcontinent/ Gulf Coast and Appalachian E&P properties, representing 643 Bcfe of proved reserves. MOG retained its Michigan properties, which had 433 Bcfe of proved reserves at December 31, 2000.

	2000		1999		1998

Producing Wells and Acreage	Gross	Net	Gross	Net	Gross	Net

Producing Wells

United States	1,435	1,114	1,377	1,053	3,143	1,782

Developed Lease Acreage

United States	233,722	194,927	248,725	208,625	623,076	352,315

Undeveloped Lease Acreage

United States	64,987	57,715	410,877	213,108	2,693,767	1,148,920

GAS DISTRIBUTION

MichCon operates natural gas distribution, transmission and storage facilities in Michigan. At December 31, 2000, MichCon’s distribution system included 17,313 miles of distribution mains, 1,109,528 service lines and 1,222,287 active meters. MichCon owns 2,604 miles of transmission and production lines that deliver natural gas to the distribution districts and interconnect its storage fields with the sources of supply and the market areas. MichCon owns properties relating to four underground storage fields with an aggregate storage capacity of approximately 124 Bcf. Additionally, MichCon owns district office buildings, service buildings and gas receiving and

ITEM 2. PROPERTIES (CONCLUDED)

metering stations. MichCon also owns its principal office building in Detroit (the Guardian Building) and occupies an office building in Grand Rapids under a long-term lease. Portions of these buildings are subleased to affiliates and others.

Most of MichCon’s properties are held in fee, by easement, or under lease agreements expiring at various dates to 2006, with renewal options extending beyond that date. The principal plants and properties of MichCon are held subject to the lien of MichCon’s Indenture of Mortgage and Deed of Trust under which MichCon’s First Mortgage Bonds are issued. Some properties are being fully utilized, and new properties are being added to meet the expansion requirements of existing areas. Gas Distribution’s capital investments for 2000 totaled $119 million, which compares with $137 million in 1999 and $158 million in 1998.

MichCon’s subsidiaries own (i) a 67-mile gathering pipeline that transports natural gas and natural gas liquids from reserves in east-central Michigan to natural gas processing plants in northern Michigan and (ii) 134 miles of gathering lines and a 2,400 horsepower compressor station located in northern Michigan. Other MichCon subsidiaries have (i) a 46% interest in a partnership that owns lateral lines related to the 67-mile gathering pipeline and (ii) an 83% interest in an additional 32 miles of gathering pipelines in northern Michigan.

Citizens owns all of the properties used in the conduct of its utility business. Included in these properties is a gas distribution system, a two-story office building in downtown Adrian and a one-story service center.

ITEM 3. LEGAL PROCEEDINGS

In addition to Gas Distribution’s regulatory proceedings and other matters described in “Item 1, Business,” MCN also is involved in a number of lawsuits and administrative proceedings in the ordinary course of business with respect to taxes, environmental matters, contracts, personal injury, property damage claims and other matters.

Environmental

MichCon originally received a general notice of liability letter from the United States Environmental Protection Agency (EPA) in 1994, stating that it was one of two potentially responsible parties at the Lower Ecorse Creek Superfund site in Wyandotte, Michigan. MichCon reviewed the EPA’s bases for determining that it is a potentially responsible party and concluded that it was not responsible for contamination discovered at that site and informed the EPA of its decision. In December 1999, the EPA asked for recovery of its costs which totaled $5.1 million. In mid-2000, MichCon and the EPA reached an agreement on the terms of a settlement whereby MichCon would pay $.24 million towards the total costs of cleaning up the sites. As required by the Comprehensive Environmental Response Compensation and Liability Act, the EPA filed an action in federal court in December 2000 seeking approval of the terms of the settlement with MichCon. Management believes the settlement will be approved in mid-2001 and the ultimate resolution of this matter will not have a material adverse effect on MCN’s financial statements.

Other

Since 1996, MichCon and 200 other natural gas transmission companies, producers, gatherers and processors of natural gas from across the United States have been defending claims filed by Jack Grynberg on behalf of the U.S. Government under the False Claims Act, seeking unspecified damages for alleged underpayment of royalties on federal and Indian lands due to purported improper measurement of gas. The initial suit was dismissed in 1997, and that dismissal was affirmed by the District Court of Appeals in October 1998. Mr. Grynberg refiled that suit in September 1997 in 77 separate federal district courts. MichCon and MichCon Pipeline Company (MichCon Pipeline), a 100% owned subsidiary of MichCon, have been named in one suit in the U.S. District Court, Eastern District of Michigan. In April 1999, the U.S. Department of Justice declined intervention, and subsequently, the 77 separate cases were consolidated by the Multidistrict Litigation Panel for pre-trial proceedings in Wyoming. MichCon and MichCon Pipeline are defending against the claims and believe they lack merit.

In May 1999, a class action suit was filed in Kansas state court naming approximately 200 pipeline companies and producers, seeking unspecified damages for alleged underpayment of royalties due to purported mismeasurement of gas on all natural gas purchased in the U.S. since 1974. MichCon and MichCon Pipeline are among those named in this suit. The case was removed to U.S. District Court, Southern Division of Kansas, and consolidated with the Grynberg False Claims Act case in Wyoming. In January 2001, the court granted plaintiff’s request to remand the case back to state court agreeing there was no federal court jurisdiction over the state law claims. The company is defending against these claims and believes they lack merit.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND
RELATED STOCKHOLDER MATTERS

MCN Common Stock is traded on the New York Stock Exchange. On February 28, 2001 there were 18,759 holders of record of MCN Common Stock. Information regarding the market price of MCN Common Stock and related security holder matters is contained in “Item 8. Financial Statements and Supplementary Data.”

As discussed in “Item 8.  Financial Statements and Supplementary Data, Note 11a – MCN-Obligated Mandatorily Redeemable Preferred Securities of Subsidiaries,” MCN has the right to extend interest payments on certain debentures. In the event that it exercises this right, MCN may not declare dividends on its common shares.

ITEM 6. SELECTED FINANCIAL DATA

Selected Financial Data	2000	1999*	1998*	1997*	1996*

(in Thousands of Dollars – Except Per Share Amounts)

Net Income (Loss)
Continuing Operations

Before unusual items and merger costs	$66,404	$104,897	$84,284	$106,633	$124,217

Unusual items and merger costs	42,464	(120,954)	(383,156)	3,650	4,150

	108,868	(16,057)	(298,872)	110,283	128,367

Discontinued Operations	–	–	–	–	37,771

	108,868	(16,057)	(298,872)	110,283	166,138

Accounting Change For Start-Up Costs (Note 5)	–	(2,872)	–	–	–

	$108,868	$(18,929)	$(298,872)	$110,283	$166,138

Cash Dividends Declared	$90,047	$86,256	$82,239	$72,851	$62,875

Common Stock Data
Basic Earnings (Loss) Per Share
Continuing Operations

Before unusual items and merger costs	$.75	$1.26	$1.07	$1.46	$1.85

Unusual items and merger costs	.48	(1.45)	(4.86)	.05	.06

	1.23	(.19)	(3.79)	1.51	1.91

Discontinued Operations	–	–	–	–	.57

	1.23	(.19)	(3.79)	1.51	2.48

Accounting Change For Start-Up Costs (Note 5)	–	(.03)	–	–	–

	$1.23	$(.22)	$(3.79)	$1.51	$2.48

Diluted Earnings (Loss) Per Share
Continuing Operations

Before unusual items and merger costs	$.75	$1.26	$1.07	$1.43	$1.84

Unusual items and merger costs	.47	(1.45)	(4.86)	.05	.06

	1.22	(.19)	(3.79)	1.48	1.90

Discontinued Operations	–	–	–	–	.56

	1.22	(.19)	(3.79)	1.48	2.46

Accounting Change For Start-Up Costs (Note 5)	–	(.03)	–	–	–

	$1.22	$(.22)	$(3.79)	$1.48	$2.46

Book Value Per Share	$10.76	$9.56	$9.79	$14.63	$12.01

Return on Average Common Shareholders’ Equity, Before Accounting Change For Start-Up Costs	12.2%	(2.0)%	(31.0)%	11.3%	17.3%
Average Common Shares Outstanding (000)

Basic	88,398	83,407	78,823	72,887	66,944

Diluted	89,107	83,407	78,823	75,435	67,521

Actual Common Shares Outstanding (000)	90,186	85,655	79,725	78,232	67,304

Property, Plant and Equipment

Diversified Energy	$661,773	$696,239	$1,124,877	$1,373,340	$1,028,518

Gas Distribution	3,008,216	3,016,231	2,916,540	2,813,434	2,689,039

	3,669,989	3,712,470	4,041,417	4,186,774	3,717,557

Less – Accumulated Depreciation and Depletion	1,802,401	1,697,212	1,644,094	1,488,050	1,335,201

	$1,867,588	$2,015,258	$2,397,323	$2,698,724	$2,382,356

Assets	$4,864,349	$4,238,022	$4,377,956	$4,331,940	$3,672,431

Capital Investments	$321,668	$496,379	$790,930	$959,610	$790,748

Capitalization

Long-Term Debt, Including Capital Lease Obligations	$1,056,825	$1,457,617	$1,307,168	$1,212,564	$1,252,040

Redeemable Cumulative Preferred Securities	272,484	402,922	502,203	505,104	173,809

Common Shareholders’ Equity	970,572	818,912	780,407	1,144,840	808,403

	$2,299,881	$2,679,451	$2,589,778	$2,862,508	$2,234,252

*	Periods prior to 2000 have been restated due to the change in accounting for inventory (Note 3).

ITEM 6. SELECTED FINANCIAL DATA (CONCLUDED)

Selected Financial Data	2000	1999*	1998*	1997*	1996*

(in Thousands of Dollars – Except Per Share Amounts)

Operating Revenues

Diversified Energy	$1,713,918	$1,343,026	$973,746	$915,966	$758,745

Gas Distribution

Gas sales	929,099	924,580	838,876	1,080,104	1,102,957

End user transportation	117,415	103,879	82,275	84,749	82,467

Intermediate transportation	52,577	57,783	63,218	55,221	48,570

Other	74,036	84,358	67,405	51,212	42,260

	1,173,127	1,170,600	1,051,774	1,271,286	1,276,254

Less Intercompany Transactions	95,938	89,373	14,299	14,688	13,427

	$2,791,107	$2,424,253	$2,011,221	$2,172,564	$2,021,572

Effect of Weather

Percent Colder (Warmer) Than Normal	(5.5)%	(9.0)%	(19.3)%	.8%	5.4%
Increase (Decrease) From Normal in

Gas markets (MMcf)	(12,352)	(18,732)	(40,272)	589	10,909

Net income	$(11,718)	$(18,592)	$(35,314)	$467	$9,886

Diluted earnings per share	$(.13)	$(.22)	$(.45)	$.01	$.15

Operating Statistics
Diversified Energy(1)
Pipelines & Processing
Gas processed (MMcf)

Carbon dioxide treatment	53,873	51,807	48,868	42,761	44,223

Natural gas liquids removal	60,733	73,065	45,082	21,764	7,446

	114,606	124,872	93,950	64,525	51,669

Methanol produced (thousand gallons)	64,919	57,419	60,446	60,810	10,545

Transportation (MMcf)	142,551	208,618	175,466	115,975	86,391
Electric Power

Electricity sales (thousands of MWh)	185	2,756	3,805	1,843	709

Energy Marketing (MMcf)

Gas sales	451,003	585,717	454,681	343,719	218,952

Exchange gas deliveries	23,846	11,882	11,061	15,109	22,586

	474,849	597,599	465,742	358,828	241,538

Exploration & Production

Gas production (MMcf)	26,214	61,838	82,040	78,218	57,202

Oil production (MBbl)	117	1,164	2,635	3,346	1,086

Gas and oil production (MMcf equivalent)	26,916	68,822	97,850	98,294	63,718

Gas Distribution (MMcf)

Gas sales	182,556	181,756	172,177	209,092	220,958

End user transportation	163,883	152,036	140,315	145,101	146,895

Intermediate transportation	598,868	531,912	537,532	586,496	527,510

	945,307	865,704	850,024	940,689	895,363

Gas Distribution Customers

Residential	1,104,891	1,080,455	1,117,977	1,105,749	1,100,101

Total	1,234,541	1,219,510	1,205,628	1,193,122	1,183,443

Employees

Diversified Energy	198	209	213	289	243

Gas Distribution	2,748	2,761	2,773	2,920	3,117

*	Periods prior to 2000 have been restated due to the change in accounting for inventory (Note 3).
(1)	Includes MCN’s share of joint ventures.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Results for 2000 reflect unusual items, asset sales and lower margins – MCN’s earnings in 2000 were $108.9 million, or $1.22 per diluted share, compared to a net loss in 1999 of $18.9 million, or $.22 per share. As subsequently discussed, the comparability of earnings was affected by the impact of several unusual items, merger costs and an accounting change for start-up costs. Excluding the unusual items, merger costs and accounting change, MCN had 2000 earnings of $66.4 million, or $.75 per diluted share, compared to 1999 earnings of $104.9 million, or $1.26 per share. The earnings decline reflects reduced contributions from Diversified Energy’s operating segments, largely due to asset sales, and lower earnings from MichCon’s Gas Sales Program. Also affecting comparability was the implementation of mark-to-market accounting for storage-related trading activities in 2000, in combination with a change in accounting for inventory (Notes 3 and 4).

	2000	1999	1998
(in Millions)

Net Income (Loss)
Diversified Energy

Before unusual items & merger costs	$(43.8)	$(15.3)	$(4.1)

Unusual items (Note 6)	54.5	(98.3)	(366.5)

Merger costs (Note 2)	(1.4)	(5.9)	–

	9.3	(119.5)	(370.6)

Gas Distribution

Before unusual items & merger costs	110.2	120.2	88.4

Unusual items (Note 6f)	(7.9)	–	(16.7)

Merger costs (Note 2)	(2.7)	(16.8)	–

	99.6	103.4	71.7

Total Before Accounting Change

Before unusual items & merger costs	66.4	104.9	84.3

Unusual items (Note 6)	46.6	(98.3)	(383.2)

Merger costs (Note 2)	(4.1)	(22.7)	–

	108.9	(16.1)	(298.9)

Accounting Change for Start-Up Costs (Note 5)	–	(2.8)	–

	$108.9	$(18.9)	$(298.9)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)

	2000	1999	1998
(in Millions)

Diluted Earnings (Loss) Per Share
Diversified Energy

Before unusual items & merger costs	$(.49)	$(.18)	$(.05)

Unusual items (Note 6)	.61	(1.18)	(4.65)

Merger costs (Note 2)	(.02)	(.07)	–

	.10	(1.43)	(4.70)

Gas Distribution

Before unusual items & merger costs	1.24	1.44	1.12

Unusual items (Note 6f)	(.09)	–	(.21)

Merger costs (Note 2)	(.03)	(.20)	–

	1.12	1.24	.91

Total Before Accounting Change

Before unusual items & merger costs	.75	1.26	1.07

Unusual items (Note 6)	.52	(1.18)	(4.86)

Merger costs (Note 2)	(.05)	(.27)	–

	1.22	(.19)	(3.79)

Accounting Change for Start-Up Costs (Note 5)	–	(.03)	–

	$1.22	$(.22)	$(3.79)

MCN’s results in 1999, before unusual items, merger costs and the accounting change for start-up costs, increased $20.6 million, or $.19 per share, from 1998 earnings of $84.3 million, or $1.07 per share. The 1999 improvement reflects earnings from MichCon’s Gas Sales Program and the effect of more favorable weather, partially offset by reduced earnings from asset sales. All per share comparisons were also affected by an increase in the average number of shares outstanding due to the issuance of 4,557,000 shares in 2000 and 5,865,000 shares in 1999.

Inventory accounting change – As described in Note 3 to the Consolidated Financial Statements included herein, during 2000 MCN changed its method of accounting for inventory held by its Energy Marketing segment. The consolidated financial statements of prior periods have been restated to apply the new inventory accounting method retroactively. The effect of the accounting change impacted earnings as follows.

	2000	1999	1998
(in Millions, Except Per Share Amounts)
Net Income	$134.1	$11.9	$(12.4)

Diluted Earnings Per Share	$1.50	$.15	$(.16)

Pending merger – MCN and DTE Energy Company (DTE) signed a definitive merger agreement dated October 4, 1999, which was amended on February 28, 2001, under which DTE will acquire all outstanding shares of MCN common stock. The boards of directors of both companies approved the merger under the October 1999 and the February 2001 merger agreements. In December 1999,

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)

shareholders of both companies approved the merger under the terms of the October 1999 merger agreement. The revised merger agreement is subject to the approval of MCN shareholders. The transaction is also subject to certain regulatory approvals. The transaction will be accounted for as a purchase by DTE. The combined company, which will be named DTE Energy Company and headquartered in Detroit, will be the largest electric and gas utility in Michigan. MCN recorded legal, accounting, employee benefit and other expenses associated with the merger which had the effect of reducing 2000 earnings by $4.1 million, or $.05 per diluted share, and 1999 results by $22.7 million, or $.27 per share. MCN will incur additional merger-related costs in 2001. Further information regarding the merger is included in Note 2 to the Consolidated Financial Statements included herein.

Strategic direction – MCN’s objective is to achieve competitive long-term returns for its shareholders. In 1999, MCN significantly revised its strategic direction that now includes: focusing on the Midwest-to-Northeast region; emphasizing operational efficiencies and growth through the integration of existing businesses; and reducing capital investment levels to approximately $150 million to $200 million annually.

MCN reports its operating results through two major business groups: Diversified Energy and Gas Distribution.

Diversified Energy, operating through MCN Energy Enterprises Inc. (MCNEE), is a wholly owned subsidiary of MCN and serves as a holding company for MCN’s non-utility businesses. MCNEE is comprised of the following segments:

•	Pipelines & Processing has pipeline, gathering, processing and related facilities in major supply areas.

•	Electric Power holds joint venture interests in electric power generation facilities, most of which were sold in 2000. Electric Power also provides fuel management services and supplies gas to power generation facilities under long-term sales contracts.

•	Energy Marketing sells premium, reliable bundled energy services to large-volume customers and has rights to market-area storage capacity. Energy Marketing also sells gas to other gas marketers and brokerage companies. In 2000, Energy Marketing began trading activities to optimize the value of its gas storage capacity and assets.

•	Exploration & Production (E&P) is engaged in natural gas and oil exploration, development and production in Michigan.

Gas Distribution consists principally of MichCon, a natural gas utility serving approximately 1.2 million customers in over 530 communities throughout Michigan.

Unusual items – As previously discussed, MCN recorded several unusual items in 2000, 1999 and 1998, consisting of gains and losses on the sale of assets, property write-downs, and restructuring charges. The unusual items increased 2000 earnings by $46.6 million, or $.52 per diluted share, and

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)

reduced 1999 earnings by $98.3 million, or $1.18 per share, and 1998 earnings by $383.2 million, or $4.86 per share. A detailed discussion of each unusual item by segment follows:

	2000		1999		1998

	Net		Net		Net
	Income	Diluted	Income	Diluted	Income	Diluted
	(Loss)	EPS	(Loss)	EPS	(Loss)	EPS
(in Millions, Except Per Share Amounts)
Unusual Items
Diversified Energy

Pipelines & Processing (Note 6a)	$16.7	$.19	$–	$–	$(89.5)	$(1.13)

Electric Power (Note 6b)	30.0	.33	(3.2)	(.04)	.9	.01

Energy Marketing (Note 6c)	–	–	(1.6)	(.02)	3.9	.05

Exploration & Production (Note 6d)	7.8	.09	(93.5)	(1.12)	(275.0)	(3.49)

Corporate & Other (Note 6e)	–	–	–	–	(6.8)	(.09)

	54.5	.61	(98.3)	(1.18)	(366.5)	(4.65)

Gas Distribution (Note 6f)	(7.9)	(.09)	–	–	(16.7)	(.21)

	$46.6	$.52	$(98.3)	$(1.18)	$(383.2)	$(4.86)

Pipelines & Processing recorded in 2000 gains totaling $28.1 million pre-tax ($18.2 million net of taxes) from the sale of its interest in two gas gathering partnerships. Additionally, MCN recorded in 2000 a $2.3 million pre-tax loss ($1.5 million net of taxes) from the sale of notes associated with its interest in a carbon dioxide pipeline project.

MCN recorded in 1998 a $133.8 million pre-tax ($87.0 million net of taxes) write-off of its coal fines project. The economic viability of the project was dependent on coal briquettes produced from six coal fines plants qualifying for synthetic-fuel tax credits and MCN’s ability to utilize or sell such credits. The plants were required to be in service by June 30, 1998 in order to qualify for the tax credits. Operating delays at the plants in the 1998 third quarter significantly increased the possibility that the Internal Revenue Service (IRS) would challenge the project’s eligibility for tax credits. In addition, there was uncertainty as to whether MCN could utilize or sell the credits. These factors led to MCN’s decision to record an impairment loss equal to the carrying value of the plants, reflecting the likely inability to recover such costs. MCN filed a request with the IRS seeking a factual determination that its coal fines plants were in service on June 30, 1998. The IRS has concluded that the six coal fines plants met the “in-service” deadline for purposes of claiming synthetic-fuel tax credits.

During 1998, MCN also recorded an impairment loss of $3.9 million pre-tax ($2.5 million net of taxes) relating to an acquired out-of-service pipeline in Michigan. MCN reviewed the business alternatives for this asset and determined that its development is unlikely. Accordingly, MCN recorded an impairment loss equal to the carrying value of this asset.

Electric Power recorded in 2000 gains totaling $46.1 million pre-tax ($30.0 million net of taxes) from the sale of four power generation projects. The power projects were sold in connection with the pending merger with DTE.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)

MCN recorded in 1999 a $5.0 million pre-tax ($3.2 million net of taxes) write-off of capitalized costs associated with the exiting of two power projects under development that were not consistent with its new strategic direction.

During 1998, Electric Power recorded a $2.5 million pre-tax ($1.6 million net of taxes) restructuring charge related to exiting certain international power projects. In 1998, MCN also recorded a $3.9 million pre-tax ($2.5 million net of taxes) gain from the sale of a 50% interest in a power generation project.

Energy Marketing recorded in 1999 a $2.4 million pre-tax ($1.6 million net of taxes) loss resulting from the termination of its gas sales contracts with a 49% owned joint venture. The contracts were terminated in conjunction with the sale of MCN’s interest in the joint venture.

In 1998, MCN recorded a $6.0 million pre-tax ($3.9 million net of taxes) gain from the sale of certain gas sales contracts.

Exploration & Production recorded in 2000 a $7.6 million pre-tax ($5.0 million net of taxes) gain from the sale of its investment in the common stock of an E&P company. During 1999 and 1998, MCN recognized losses of $7.5 million pre-tax ($4.9 million net of taxes) and $6.1 million pre-tax ($4.0 million net of taxes), respectively, from the write-down of this E&P investment. The losses were due to declines in the fair value of the securities that were not considered temporary.

MCN recorded in 1999 a $52.0 million pre-tax ($33.8 million net of taxes) write-down of its gas and oil properties under the full cost method of accounting, due primarily to an unfavorable revision in the timing of the production of proved gas and oil reserves as well as reduced expectations of sales proceeds on unproved acreage. Under the full cost method of accounting as prescribed by the Securities and Exchange Commission (SEC), MCN’s capitalized exploration and production costs exceeded the full cost “ceiling,” resulting in the excess being written off to income. The ceiling is the sum of discounted future net cash flows from the production of proved gas and oil reserves, and the lower of cost or estimated fair value of unproved properties, net of related income tax effects. During 1998, MCN recognized write-downs of its gas and oil properties totaling $416.9 million pre-tax ($271.0 million net of taxes). The write-downs were also the result of MCN’s capitalized exploration and production costs exceeding the full cost ceiling.

During 1999, E&P recorded a $2.3 million pre-tax ($1.5 million net of taxes) write-down relating to unproved property that is excluded from the full cost pool. An impairment loss was recorded representing the amount by which the carrying value of the property exceeded its appraised value.

Additionally, MCN recognized in 1999 losses from the sale of its Western, Midcontinent/ Gulf Coast and Appalachian E&P properties totaling $82.0 million pre-tax ($53.3 million net of taxes). Subsequent adjustments in 2000 related to these sales reduced the losses by $4.3 million pre-tax ($2.8 million net of taxes).

Corporate & Other recorded in 1998 a $10.4 million pre-tax ($6.8 million net of taxes) restructuring charge related to a corporate realignment designed to improve operating efficiencies through a more streamlined organizational structure. The realignment included cost saving initiatives expected to reduce operating expenses.

Gas Distribution recorded in 2000 a $9.7 million pre-tax ($7.9 million net of taxes) write-down of its heating, ventilation and cooling company that was sold in January 2001. The write-down represents the amount by which the carrying value of the company exceeded its estimated fair value.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)

MCN recorded in 1998 a $24.8 million pre-tax ($11.2 million net of taxes and minority interest) write-down of certain gas gathering properties. An analysis revealed that projected cash flows from the gathering system were not sufficient to cover the system’s carrying value. Therefore, an impairment loss was recorded representing the amount by which the carrying value of the system exceeded its estimated fair value.

During 1998, MCN also recorded an $8.5 million pre-tax ($5.5 million net of taxes) loss from the write-down of an investment in a Missouri gas distribution company. The write-down represents the amount by which the carrying value exceeded the estimated fair value of the investment.

Diversified Energy

Results reflect unusual items, reduced earnings due to asset sales and Energy Marketing losses – Diversified Energy had earnings of $9.3 million compared to a loss in 1999 of $119.5 million. The comparison was impacted by unusual items and merger costs as previously discussed. Excluding the unusual items and merger costs, Diversified Energy had a 2000 loss of $43.8 million compared to a 1999 loss of $15.3 million. These results primarily reflect reduced earnings attributable to the sale of properties and joint venture interest in the Electric Power and E&P segments. Additionally, 2000 includes losses from the Energy Marketing segment.

Excluding the unusual items and merger costs, Diversified Energy’s results for 1999 declined $11.2 million from 1998 earnings. These results also reflect the effect of asset sales as well as increased financing costs, partially offset by increased Energy Marketing margins.

	2000	1999	1998
(in Millions)
Diversified Energy Operations

Operating Revenues*	$1,713.9	$1,343.0	$973.7

Operating Expenses*

Property write-downs, gains & losses, and restructuring charges (Note 6)	(76.2)	143.8	557.6

Merger costs (Note 2)	2.2	9.1	–

Other	1,724.3	1,319.4	982.2

	1,650.3	1,472.3	1,539.8

Operating Income (Loss)	63.6	(129.3)	(566.1)

Equity in Earnings of Joint Ventures	26.1	50.4	61.2

Other Income & (Deductions)*

Interest income	9.8	4.2	5.2

Interest expense	(62.3)	(63.4)	(54.3)

Dividends on preferred securities	(28.6)	(40.1)	(36.4)

Investment gains and losses (Note 6d)	7.6	(7.5)	(6.1)

Other	(4.0)	7.8	2.9

	(77.5)	(99.0)	(88.7)

Income (Loss) Before Income Taxes	12.2	(177.9)	(593.6)

Income Tax Provision (Benefit)	2.9	(58.4)	(223.0)

Net Income (Loss)

Before unusual items and merger costs	(43.8)	(15.3)	(4.1)

Unusual items and merger costs (Notes 2 & 6)	53.1	(104.2)	(366.5)

	$9.3	$(119.5)	$(370.6)

*	Includes intercompany transactions

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)

Operating and Joint Venture Income

Operating and joint venture results, excluding the unusual items and merger costs, declined $58.3 million in 2000 and increased $21.3 million in 1999. A discussion of each business segment’s results and outlook follows.

	2000	1999	1998
(in Millions)
Operating and Joint Venture Income (Loss)
Before Unusual Items and Merger Costs

Pipelines & Processing	$16.2	$19.2	$21.4

Electric Power	2.7	22.9	26.0

Energy Marketing	(18.8)	6.9	(22.7)

Exploration & Production	18.1	25.8	36.4

Corporate & Other	(2.5)	(.8)	(8.4)

	15.7	74.0	52.7

Unusual Items and Merger Costs (Notes 2 & 6)	74.0	(152.9)	(557.6)

	$89.7	$(78.9)	$(504.9)

Pipelines & Processing operating and joint venture income, excluding unusual items, decreased $3.0 million in 2000 and $2.2 million in 1999. Results for 2000 were lower due to lost earnings from the sale of interests in pipeline projects that were located in areas outside MCN’s target region. The 2000 periods also include increased losses from Pipelines & Processing’s interests in asphalt distribution and manufacturing partnerships as well as reduced contributions from certain joint ventures that had fixed returns. The asphalt manufacturing partnership constructed a plant designed to produce annually up to 100,000 tons of high-quality asphalt. The plant is experiencing technical difficulties in producing economical quantities of asphalt and, as a result, is incurring losses. MCN is working to resolve the technical issues. The 2000 comparison was also affected by earnings recorded in 1999 from certain joint ventures where MCN was allocated income based on its share of the ventures’ earnings but not less than a predetermined fixed amount. Joint venture income from these investments in 1999 was based on the fixed amounts. Under the joint venture agreements, the fixed amounts were lowered or eliminated in 2000.

Pipelines & Processing 2000 results include increased contributions from its methanol production and gas processing ventures. Improved results from MCN’s 25%-owned Lyondell Methanol Company, L.P. (Lyondell), a 248 million gallon-per-year methanol production plant, were attributable to higher methanol prices, margins and volumes produced. Pipelines & Processing’s average methanol sales prices increased 52% in 2000 compared to 1999. Methanol production rose 7.5 million gallons in 2000, primarily due to the shutdown of the methanol plant for scheduled maintenance in March 1999. Gas processed to remove carbon dioxide (CO2) and natural gas liquids (NGLs) decreased 10.3 billion cubic feet (Bcf) in 2000. Although processing volumes declined, earnings from processing ventures increased due to improved gas processing margins. Additionally, 2000 benefited from an increase in “allowance for funds used during construction”

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)

(AFUDC) associated with the 25%-owned Vector Pipeline project, a 348-mile interstate pipeline that became operational in December 2000.

	2000	1999	1998

Pipelines & Processing Statistics*

Methanol Produced (million gallons)	64.9	57.4	60.4

Transportation (Bcf)	142.6	208.6	175.5
Gas Processed (Bcf)

Carbon dioxide treatment	53.9	51.8	48.9

Natural gas liquids removal	60.7	73.1	45.1

	114.6	124.9	94.0

*	Includes MCN’s share of joint ventures

The 1999 decline reflects reduced contributions from MCN’s 16%-owned Portland Natural Gas Transmission System (PNGTS), a 292-mile interstate pipeline. The decline is attributable to the discontinuation of recording AFUDC associated with the PNGTS project that was placed in service in early 1999. Pipelines & Processing 1999 results also reflect a decline in earnings from the Lyondell methanol plant due to lower methanol margins and volumes produced. Lyondell’s average methanol sales prices declined 3% in 1999. Methanol production declined 3.0 million gallons in 1999 due primarily to the plant shutdown. Results in 1999 also include losses from the asphalt manufacturing partnership.

Pipelines & Processing 1999 operating and joint venture income was also affected by an increase in gas transportation volumes, as well as an increase in the level of gas processed to remove CO2 and NGLs. The improvements were due to the acquisition and expansion of pipeline and processing facilities over the past several years.

Outlook – Pipelines & Processing will continue to focus on investing in and developing projects in the Midwest-to-Northeast region to be integrated with existing MCN businesses. Pipelines & Processing existing investments that are not within the target region will continue to be managed and developed. Disposition of each non-regional investment will be independently evaluated to maximize shareholder value.

The Pipelines & Processing segment has advanced three interstate pipeline projects located within the target region that are expected to contribute to future operating results. PNGTS, Vector Pipeline and Millennium Pipeline are designed to transport Canadian and U.S. natural gas volumes into the Northeast and Southeast U.S. markets. As previously discussed, the PNGTS project was completed in early 1999 and the Vector Pipeline was completed in December 2000. MCN’s future operating results are expected to be favorably impacted through the generation of markets to utilize the projects’ significant unused capacity. MCN has a 10.5% interest in the Millennium Pipeline, a 442-mile interstate pipeline. The Millennium Pipeline is subject to regulatory approval and sufficient market development.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)

In 1998, MCN advanced approximately $18 million of a $20 million commitment to develop a fertilizer project in the United Arab Emirates. The advance was structured as an interest-bearing loan with the option to convert into an equity investment in the project. The original advance was due in September 1999. In March 2000, MCN advanced the remaining $2 million of its original commitment and restructured the entire $20 million advance plus accrued interest by taking a promissory note for $23.3 million and waiving its rights to convert the advance to equity. The note is secured by the project’s assets and was due in September 2000. MCN is taking legal action to collect the receivable and believes that its lien on the project provides reasonable security.

In December 1999, MCN sold four of its coal fines plants to DTE (Note 7a) in an arms-length transaction that was independent of the merger. The sales price will depend on total production performance of the four plants. DTE made an initial $45 million payment in January 2000 that will be adjusted up to $152 million or down to zero based on the results of a 36-month production test period. These plants have been relocated by DTE and one plant is currently operating. The remaining two plants are being held pending the completion of the merger with DTE.

Pipelines & Processing’s future operating results will be affected by projects acquired and sold as well as by the timing and extent of any divesting of projects that are not in the Midwest-to-Northeast region. Operating results will also be affected by the level of gas volumes transported and processed as well as by changes in gas processing margins, methanol prices, and transportation and gathering rates. Additionally, results will be impacted by MCN’s ability to resolve the technical difficulties currently being experienced by its asphalt manufacturing plant in generating economical quantities of asphalt.

Electric Power operating and joint venture results, excluding unusual items, decreased $20.2 million in 2000 and $3.1 million in 1999. The 2000 decline reflects lost earnings from the sale of interests in five domestic power projects as a condition of MCN’s pending merger with DTE. In 2000, MCN sold its interest in four “Qualifying Facilities” as defined by the Public Utility Regulatory Policies Act of 1978 as well as its interest in a power plant under construction (Note 7b).

	2000	1999	1998

Electric Power Statistics*

Electricity Sales – Domestic (thousands of MW hours)	185.2	2,755.8	2,516.7

Electricity Sales – International (thousands of MW hours)	–	–	1,288.3

	185.2	2,755.8	3,805.0

Gas Sales (Bcf)	20.3	19.0	18.6

*	Includes MCN’s share of joint ventures

Electric Power results for both periods also reflect lower margins earned from selling gas to power generation facilities under long-term gas sales contracts. Although volumes sold increased slightly, margins declined due to higher cost gas supplies. Additionally, the 1999 decline is due to the sale of joint venture interests in both international and domestic power projects as well as the impact of an

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)

uncollectible expense provision associated with the bankruptcy of a customer that owned a small cogeneration facility.

Outlook – MCN’s remaining significant electric power investments are not within the target region and will continue to be managed and developed to maximize shareholder value.

Energy Marketing operating and joint venture results, excluding unusual items, decreased $25.7 million in 2000 and increased $29.6 million in 1999. The 2000 comparison was affected by reduced gas sales, significantly higher reserves for potentially uncollectible accounts receivable balances, higher storage and transportation expenses, and fair value and mark-to-market accounting adjustments.

Energy Marketing’s gas sales margins generated from retail customers have declined in 2000 as a result of a decrease in gas sales and exchange gas deliveries primarily due to warmer weather and the exiting of two marketing joint ventures during 2000. Additionally, margins generated from wholesale customers have declined due to the narrowing or reversal of seasonal and geographical price differentials. As subsequently discussed, seasonal price differentials allow Energy Marketing to profit from its ability to purchase and store gas in the summer months and sell such gas in winter months. Geographical price differentials allow Energy Marketing to purchase lower priced gas in the Midcontinent/ Gulf Coast region, and transport and sell such gas at higher prices in the Midwest and Eastern regions. These assets are being managed in order to optimize capacity utilization and maximize their value.

Current natural gas prices are high when compared to historical periods. Higher prices, coupled with lower margins, have resulted in financial pressures for some of Energy Marketing’s customers. As a result of these financial pressures and a customer bankruptcy filing, Energy Marketing’s allowance for potentially uncollectible accounts receivable balances was $13.0 million higher in 2000.

Energy Marketing’s results for 2000 also include higher expenses for increased natural gas storage and transportation capacity. The Washington 10 storage project, for which MCN markets 100% of the 42 Bcf of storage capacity, was completed and placed into operation in July 1999. Completion of this project brings Energy Marketing’s storage capacity to 71 Bcf. Additionally, Energy Marketing added new firm transportation capacity in 1999 with the completion of PNGTS. The storage capacity, coupled with firm transportation capacity on interstate pipelines, enhances Energy Marketing’s ability to offer reliable gas supply during peak winter months.

	2000	1999	1998

Energy Marketing Statistics (in Bcf)*

Gas Sales	451.0	585.7	454.7

Exchange Gas Deliveries	23.8	11.9	11.0

	474.8	597.6	465.7

*	Includes MCN’s share of joint ventures

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)

As discussed in Notes 3 and 4 to the Consolidated Financial Statements included herein, Energy Marketing changed its operating strategy in 2000 and began trading activities to optimize the value of its storage assets. In connection with this change in strategy, Energy Marketing also changed to the “Fair Value” method of accounting for gas in inventory and implemented mark-to-market accounting for the related forward, derivative financial and storage capacity contracts. The fair value accounting change and the mark-to-market adjustments had the effect of increasing Energy Marketing’s operating and joint venture income $43.3 million in 2000 and $18.3 million in 1999, and decreasing such income by $19.1 million in 1998.

The traditional value of storage assets resulted from the ability to buy natural gas and inject it into storage fields during the spring-to-early-fall period when gas demand and prices are usually their lowest. The gas is withdrawn from storage and sold in the late fall-to-winter period when demand and gas prices are traditionally their highest. In 2000 there was a change in the natural gas pricing environment, including the narrowing or reversal of these summer-to-winter price differentials. In the 2000 second quarter, Energy Marketing implemented a strategy of optimizing the value of its storage assets primarily through financial instruments, while continuing to minimize its exposure to commodity price changes. These financial instruments, and the related storage capacity and forward contracts, are considered energy trading activities under generally accepted accounting principles and are required to be marked-to-market with unrealized gains and losses recorded to earnings.

	2000	1999	1998
(in Millions, Except Per Share Amounts)
Energy Marketing Adjustments

Mark-to-Market Accounting (Note 4)	$(163.0)	$–	$–

Fair Value Accounting (Note 3)	206.3	18.3	(19.1)

Pre-Tax Income	$43.3	$18.3	$(19.1)

Net Income	$28.1	$11.9	$(12.4)

Diluted Earnings Per Share	$.31	$.15	$(.16)

In conjunction with applying mark-to-market accounting to storage-related financial instruments, and capacity and forward contracts, Energy Marketing changed its method of accounting for gas in inventory from the “Last In First Out” (LIFO) method to the “Fair Value” method. The Fair Value method allows Energy Marketing to revalue its gas in inventory each accounting period at current market prices, with unrealized gains and losses recorded to earnings. Fair Value accounting better aligns financial reporting for energy trading inventory with the way in which price risk for trading activities is measured and managed. Fair Value accounting for inventory, coupled with mark-to-market accounting for storage-related financial instruments, and capacity and forward contracts, is expected to remove or minimize earnings mismatches. As the value of gas in inventory increases or decreases, the value of the storage-related financial instruments is expected to move in the opposite direction and in similar amounts, thereby substantially offsetting each other. As

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)

previously discussed, the change to Fair Value accounting required the financial statements of prior periods to be restated to apply the new accounting method retroactively.

The 1999 improvement primarily reflects the impact of the Fair Value accounting change, which increased Energy Marketing’s operating and joint venture income by $37.4 million in 1999 as compared to 1998. Additionally, 1999 earnings reflect a significant increase in gas sales and exchange gas delivery volumes. Partially offsetting the impact of the fair value adjustments and increased gas deliveries were higher gas storage and transportation costs, uncollectible accounts receivable expenses as well as costs associated with the June 1999 dissolution of the DTE-CoEnergy joint venture.

Outlook – MCN will focus on growing its Energy Marketing segment through expansion of its coverage within existing markets in the target region. MCN’s gas storage and transportation capacity enhances its ability to provide reliable and custom-tailored, bundled services to large-volume end users and utilities. This capacity, coupled with the synergies from MCN’s other businesses, positions Energy Marketing to capitalize on opportunities for expansion of its market base into the Northeast and Midwest United States and eastern Canada.

Energy Marketing’s future operating results are expected to be favorably impacted by the fair valuing of its interstate transportation contracts under Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” MCN expects to record lower expenses in future periods associated with interstate transportation contracts as a result of adopting SFAS No. 133 on January 1, 2001.

Exploration & Production operating and joint venture income, excluding the unusual items, decreased $7.7 million in 2000 and $10.6 million in 1999. The comparisons primarily reflect a decrease in overall gas and oil production of 41.9 Bcf equivalent in 2000 and 29.1 Bcf equivalent in 1999. Gas and oil production declined due to the sale of MCN’s Western and Midcontinent/ Gulf Coast E&P properties in early and mid-1999, as well as the sale of its Appalachian properties in December 1999.

E&P results for both 2000 and 1999 were also impacted by increases in production-related expenses, depreciation, depletion and amortization (DD&A), and increases in the overall average gas and oil sales prices. The higher average sales prices in 2000, coupled with significantly lower administrative and general expenses, substantially offset the effects of the drop in gas and oil production. The increased production expenses reflect higher severance taxes as a result of the increase in gas and oil sales prices, which were partially offset by lower operating costs. Operating costs include savings associated with MCN assuming operator responsibilities in early 2000. DD&A was impacted by a downward revision in proved reserves. The increased average sales prices are due to higher industry prices for both natural gas and oil. The impact of higher natural gas and oil sales prices on E&P

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)

operating and joint venture income was moderate as a result of hedging with swap and futures agreements, as discussed in the “Risk Management Strategy” section that follows.

	2000	1999	1998

Exploration & Production Statistics
Gas and Oil Production (Bcf equivalent)

Michigan	25.7	27.3	28.0

Western, Midcontinent/ Gulf Coast & Appalachia	1.2	41.5	69.9

	26.9	68.8	97.9

Production Costs (per Mcf equivalent)

Operating	$.55	$.58	$.53

Transportation, treating and marketing	.30	.25	.18

Severance taxes	.22	.12	.10

Overall	$1.07	$.95	$.81

Depreciation, Depletion & Amortization (per Mcf equivalent)	$.94	$.83	$.82

Average Selling Price (per Mcf equivalent)*	$2.48	$2.22	$2.12

*	The average selling prices have been adjusted for amounts received or paid under hedging contracts.

E&P operations have increased Diversified Energy’s earnings through the generation of gas production tax credits, primarily associated with coalbed methane and Antrim shale gas. MCN sold the Antrim tax credits in mid-1998 and the income from such sale is recorded as operating income as the credits are generated. Income from the sale of tax credits totaled $11.5 million in 2000, $11.2 million in 1999 and $7.4 million in 1998. Prior to the sale, MCN recorded $10.5 million of tax credits in 1998.

Outlook – MCN will aggressively manage its natural gas producing properties in Michigan. MCN will seek to optimize returns from its Michigan properties by efficiently integrating production with MCN’s other businesses.

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

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)

Corporate & Other operating and joint venture losses, excluding restructuring charges, increased $1.7 million in 2000 and decreased $7.6 million in 1999. The comparisons were affected by adjustments recorded in 1999 that reduced or eliminated accruals for employee incentive awards that were based on MCN’s operating or stock-price performance. The 1999 results also reflect lower administrative expenses associated with corporate management activities. The Diversified Energy group was charged a smaller portion of such expenses beginning in 1999 to reflect its reduced percentage of MCN’s consolidated financial position and results.

Other Income and Deductions

Other income and deductions decreased $21.5 million in 2000 and increased $10.3 million in 1999. The 2000 comparison was affected by higher interest income, and lower interest and preferred dividend expenses. Additionally, gains and losses from an investment in the common stock of an E&P company affected the 2000 comparison. The 1999 increase reflects higher interest and preferred dividend expenses.

Income Taxes

Income taxes increased $61.3 million in 2000 and $164.6 million in 1999. Income taxes were impacted by variations in pre-tax earnings and tax credits. Additionally, 1999 reflects taxes on approximately $3.6 million of undistributed earnings of foreign subsidiaries generated in 1998. There was no provision for federal, state or foreign taxes in 1998 related to foreign undistributed income as it was MCN’s intent to permanently reinvest the earnings under its prior corporate strategy.

Gas Distribution

Results reflect lower earnings from Gas Sales Program and higher operating costs, partially offset by more favorable weather – Gas Distribution’s earnings for 2000 were $99.6 million, a decrease of $3.8 million from 1999 earnings of $103.4 million. The comparison was impacted by unusual items and merger costs as previously discussed. Excluding the unusual items and merger costs, 2000 earnings declined $10.0 million from 1999 results reflecting lower gross margins and higher operating costs. The lower gross margins were due to reduced earnings from the Gas Sales Program, partially offset by the impact of more favorable weather. Gas Distribution’s return on equity of 13.1% in 2000 as compared to 14.5% in 1999 and 11.0% in 1998 continues its record of solid financial performance.

Gas Distribution’s earnings in 1999 were $31.7 million higher than earnings in 1998. The comparison was also impacted by unusual items and merger costs. The 1999 earnings improvement

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)

reflects contributions from the Gas Sales Program that began in January 1999, as well as the impact of more favorable weather.

	2000	1999	1998
(in Millions)
Gas Distribution Operations
Operating Revenues*

Gas sales	$929.1	$924.6	$838.9

End user transportation	117.4	103.9	82.3

Intermediate transportation	52.6	57.8	63.2

Other	74.0	84.3	67.4

	1,173.1	1,170.6	1,051.8

Cost of Sales	526.5	507.3	462.1

Gross Margin	646.6	663.3	589.7

Other Operating Expenses*

Operation and maintenance	260.9	278.4	256.6

Depreciation and depletion	105.0	100.1	93.8

Property and other taxes	61.9	45.9	56.0

Property write-downs (Note 6f)	9.4	–	33.3

Merger costs (Note 2)	4.1	25.8	–

	441.3	450.2	439.7

Operating Income	205.3	213.1	150.0

Equity in Earnings of Joint Ventures	2.4	2.0	1.0

Other Income and (Deductions)*

Interest income	2.7	2.3	5.7

Interest expense	(60.5)	(56.5)	(57.5)

Minority interest	(.5)	(1.0)	5.7

Other	2.5	(1.4)	(.2)

	(55.8)	(56.6)	(46.3)

Income Before Income Taxes	151.9	158.5	104.7

Income Tax Provision	52.3	55.1	33.0

Net Income

Before unusual items and merger costs	110.2	120.2	88.4

Unusual items and merger costs (Notes 2 & 6f)	(10.6)	(16.8)	(16.7)

	$99.6	$103.4	$71.7

*	Includes intercompany transactions

Gross Margin

Gross margin (operating revenues less cost of gas) decreased $16.7 million in 2000 and increased $73.6 million in 1999. Gross margins reflect varying contributions from MichCon’s Gas Sales Program and the impact of more favorable weather.

MichCon’s three-year Gas Sales Program is part of its Regulatory Reform Plan (Note 9a) which was implemented in January 1999. Margins generated under the sales program were lower in 2000

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)

as compared to 1999. Under the Gas Sales Program, MichCon’s gas sales rates include a gas commodity component that is fixed at $2.95 per Mcf. As part of its gas acquisition strategy, MichCon entered into fixed-price contracts at costs below $2.95 per Mcf for a substantial portion of its gas supply requirements in 2000 and 1999. The cost of gas purchased in 2000 was higher than in 1999 resulting in reduced margins. As discussed in the “Outlook” section that follows, MichCon has requested that the Michigan Public Service Commission (MPSC) modify the Gas Sales Program, effective April 2001 (Note 9b).

Margins generated under the Gas Sales Program were also affected by the number of customers who chose to purchase their gas from other suppliers under MichCon’s three-year Customer Choice Program, which is also a part of its Regulatory Reform Plan. Year one of this program began in April 1999, with approximately 70,000 customers choosing to participate. Year two commenced in April 2000, with the number of customers participating declining to approximately 55,000. Distribution margins were retained from these customers as MichCon continued to transport and deliver the gas to the customers’ premises. Although year three of the program is scheduled to commence in April 2001, where up to 225,000 customers could participate, MichCon has proposed to the MPSC to modify the program by expanding the number of customers who could choose to purchase their gas from other suppliers.

The gross margin comparisons were also affected by increases in gas sales and end user transportation deliveries due primarily to more favorable weather. Although weather was warmer than normal in all periods, it was still colder in 2000 and in 1999 as compared to the previous years. Additionally, gross margins in 2000 and 1999 reflect fluctuations in intermediate transportation revenues as well as revenues from other gas-related services.

	2000	1999	1998

Effect of Weather on Gas Markets and Earnings

Percentage Warmer Than Normal	(5.5)%	(9.0)%	(19.3)%
Decrease From Normal in

Gas markets (in Bcf)	(12.4)	(18.7)	(40.3)

Net income (in Millions)	$(11.7)	$(18.6)	$(35.3)

Diluted earnings per share	$(.13)	$(.22)	$(.45)

Gas sales and end user transportation revenues in total increased $18.0 million in 2000 and $107.3 million in 1999. Revenues reflect higher gas sales and end user transportation deliveries that increased 12.6 Bcf in 2000 and 21.3 Bcf in 1999 due primarily to weather, which was 3.5% colder in 2000 and 10.3% colder in 1999 compared to the previous years.

The revenue comparison for 1999 and 1998 was also impacted by variations in the cost of the gas commodity component of gas sales rates. As previously discussed, this gas commodity component was fixed under MichCon’s Gas Sales Program at $2.95 per Mcf beginning in January 1999. Prior to 1999, MichCon’s sales rates were set to recover all of its reasonably and prudently incurred gas costs. Therefore, the effect of any fluctuations in cost of gas sold prior to 1999 was substantially

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)

offset by a change in gas sales revenues. The gas commodity component of MichCon’s sales rates increased $.24 per Mcf (9%) in 1999.

	2000	1999	1998

Gas Distribution Statistics (in Bcf)*

Gas Sales	182.5	181.8	172.2

End User Transportation	163.9	152.0	140.3

	346.4	333.8	312.5

Intermediate Transportation	598.9	531.9	537.5

	945.3	865.7	850.0

*	Includes intercompany transactions

Intermediate transportation revenues decreased $5.2 million in 2000 and $5.4 million in 1999. The 2000 decrease reflects reduced revenues from the Saginaw Bay Area Limited Partnership that owned a 126-mile gathering system. MichCon held a 66% interest in the partnership that was dissolved in June 2000. Under the terms of the dissolution, MichCon received the 67-mile northern portion of the gathering system in return for its partnership interest. Although there are lower revenues attributable to the gathering system, such decline represents the joint venture partners’ share of revenues. Accordingly, the decline in revenues was offset by a reduction in minority interest expense. The 1999 decrease is due to customers shifting volumes from a higher rate to a lower rate transportation route as well as lower fees generated from tracking the transfer of gas title on MichCon’s transportation system.

Intermediate transportation volumes delivered increased 67.0 Bcf in 2000 and decreased 5.6 Bcf in 1999. The 2000 increase reflects higher off-system demand caused by the more favorable weather and higher volumes transported for fixed-fee customers. Transportation volumes for fixed-fee customers may fluctuate significantly, however revenues from such customers are not affected. While intermediate transportation volumes are a significant part of total markets, profit margins on this service are considerably less than margins on gas sales or for end user transportation services.

Other operating revenues decreased $10.3 million in 2000 and increased $16.9 million in 1999. The comparisons reflect varying revenues from three heating, ventilation and cooling companies which were acquired in late 1998 and sold in January 2001 (Note 6f). Additionally, higher revenues from storage and facility development services in 1999 affected the comparisons. The decline in 2000 was mitigated by an increase in late payment fees, appliance maintenance services and other gas-related services.

Cost of Sales

Cost of sales is affected by variations in sales volumes and the cost of purchased gas as well as related transportation costs. Under the Gas Cost Recovery (GCR) mechanism that was in effect through 1998, MichCon’s sales rates were set to recover all of its reasonably and prudently incurred gas costs. Therefore, fluctuations in cost of gas sold had little effect on gross margins. Under MichCon’s Gas Sales Program, the gas commodity component of its sales rates is fixed.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)

Accordingly, beginning in 1999, changes in cost of gas sold directly impacted gross margins and earnings.

Cost of sales increased $19.2 million in 2000 and $45.2 million in 1999, primarily as a result of higher weather-driven gas sales volumes. The increases attributable to weather in 2000 and 1999 were partially offset by reductions in gas sales volumes as a result of customers who have chosen to purchase their gas from other suppliers under MichCon’s Customer Choice Program. As previously discussed, MichCon retains margins from these customers by continuing to transport and deliver the gas to the customers’ premises. Additionally, cost of gas sold was impacted by average prices paid, which increased $.08 (3%) per Mcf in 2000 and $.02 (1%) per Mcf in 1999. The cost of gas sold increase in 2000 was tempered by a 24.5 Bcf liquidation of inventory gas that was priced significantly below 2000 average purchase rates (Note 8). Additionally, the comparisons reflect cost of sales associated with the operations of the three heating, ventilation and cooling companies.

Other Operating Expenses

Operation and maintenance expenses declined $17.5 million in 2000 and increased $21.8 million in 1999. The decrease in 2000 is due primarily to lower employee benefit costs, primarily pension costs, as well as the receipt of insurance proceeds resulting from the settlement of environmental claims with certain insurance carriers. The settlement has allowed MichCon to recover previously incurred costs and resolved the carriers’ liabilities for future costs of environmental investigation and remediation. The decrease in 2000 also reflects lower advertising costs, partially offset by higher uncollectible gas accounts expense.

Operation and maintenance expenses in both years include additional computer system support costs associated with MichCon’s new customer information system that became operational in 1999. Additionally, the increase in 1999 reflects higher injuries and damages costs, partially offset by lower employee benefit costs and uncollectible gas accounts expense. The comparison was also affected by an interstate pipeline company refund that benefited the 1998 period.

All periods reflect management’s continuing efforts to control operating costs, specifically employee benefit costs and uncollectible gas accounts expense. Gas Distribution has streamlined its organizational structure over the past several years while increasing its customer base and expanding energy services to customers. Since 1997, the number of employees has declined by over 150 or 5%, while the number of customers has increased by more than 40,000 or 3%.

Gas Distribution’s uncollectible gas accounts expense increased $2.6 million in 2000 and declined $1.5 million in 1999. Both periods were affected by the impact of weather on accounts receivable balances, a more aggressive collection program, as well as the continuation of home heating assistance funding obtained by low-income customers.

Gas Distribution’s uncollectible gas accounts expense is directly affected by the level of government funded heating assistance its qualifying customers receive. The State of Michigan provides this assistance in the form of Michigan Home Heating Credits which are funded almost exclusively by the Federal Low-Income Home Energy Assistance Program (LIHEAP). Congress approved funding for the 1998, 1999 and 2000 fiscal years at $1.1 billion each year, with additional emergency funding available only upon Presidential order. The State of Michigan’s LIHEAP funds were

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)

increased from $59 million in fiscal year 1999 to $64 million in 2000. Gas Distribution received $15.1 million of these funds in 2000, compared to $12.6 million in 1999. Home Heating Credits assisted 75,600 Gas Distribution customers in 2000, nearly 7,000 more customers than in 1999. For the fiscal year beginning in October 2001, Congress increased the LIHEAP funding level to $1.4 billion and provided an additional $300 million in emergency funds. Unlike prior years, these funds have not been advanced to states for use in the next fiscal year. While this creates some uncertainty, both Congress and President George W. Bush have pledged continued support for the program. Any future changes in LIHEAP funding may impact Gas Distribution’s uncollectible gas accounts expense.

Depreciation and depletion increased $4.9 million in 2000 and $6.3 million in 1999. The increases reflect higher plant balances resulting from capital expenditures of $118.6 million in 2000 and $136.9 million in 1999.

Property and other taxes increased $16.0 million in 2000 and decreased $10.1 million in 1999, reflecting a change in the calculation of the value of personal property subject to taxation by local taxing jurisdictions. In 1998, MichCon began filing its personal property tax valuation information excluding intangible costs from the value of personal property. A number of local taxing jurisdictions accepted the revised calculation, and MichCon recorded lower property tax expense in 1999 and 1998 associated with the accepting jurisdictions. MichCon also filed appeals to recover excess payments made in 1996 and 1997 based on the revised calculation and recorded lower property tax expense as a result of the filings. At the end of 2000, a number of the previously accepting jurisdictions protested the revised calculation. As a result, in 2000 MichCon reversed the reduction in property tax expense that was associated with prior years’ excess payments made to those jurisdictions.

Property tax expense in 2000 was favorably impacted by new valuation tables approved by the Michigan State Tax Commission (STC) in November 1999. Several local taxing jurisdictions have taken legal action against the State of Michigan to prevent the STC from implementing the new valuation tables (Note 14a).

Property write-downs totaled $9.4 million in 2000 and $33.3 million in 1998. The 2000 amount reflects the write-down of a heating, ventilation and cooling company that was sold in January 2001. The 1998 amount reflects the impairment of certain gas gathering properties in northern Michigan and the write-down of an investment in a small natural-gas distribution company located in Missouri (Note 6f).

Merger costs totaled $4.1 million in 2000 and $25.8 million in 1999. The costs represent legal, consulting, accounting, employee benefit and other expenses associated with the pending merger between MCN and DTE Energy Company (Note 2).

Equity in Earnings of Joint Ventures

Earnings from joint ventures increased $.4 million in 2000 and $1.0 million in 1999. The comparison reflects increased joint venture earnings in 2000 from the 25%-owned Blue Lake gas storage project and losses in 1998 from Gas Distribution’s 47.5% interest in a Missouri gas distribution company.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)

Other Income and Deductions

Other income and deductions decreased $.8 million in 2000 and increased $10.3 million in 1999. The 2000 improvement reflects higher investment and interest income primarily from the Grantor Trust (Note 17c), partially offset by an increase in interest expense. The 1999 comparison was affected by a change in minority interest due to the joint venture partners’ share of the 1998 write-down of certain gas gathering properties (Note 6f). The change in 1999 is also attributable to lower interest income resulting from the repayment of funds loaned to MCN.

Income Taxes

Income taxes decreased $2.8 million in 2000 and increased $22.1 million in 1999. Income tax comparisons were affected by variations in pre-tax earnings, tax credits and tax adjustments recorded upon filing MCN’s tax returns. Additionally, 2000 was impacted by higher non-taxable investment income.

Outlook

Strategy – Gas Distribution’s strategy is to expand its role as the preferred provider of natural gas and high-value energy services within Michigan. Accordingly, Gas Distribution’s objectives are to grow its revenues and control its costs in order to deliver strong shareholder returns and provide customers high-quality service at competitive prices. Modest revenue growth will be achieved through initiatives to expand Gas Distribution’s 900 Bcf of gas markets, its 1.2 million residential, commercial and industrial customer base, as well as by continuing to provide energy-related services that capitalize on its expertise, capabilities and efficient systems.

The challenges and opportunities resulting from increased competition in the natural gas industry have been a catalyst for MPSC action in the development of major reforms in utility regulation. Gas Distribution continues to position itself to respond to changes in regulation and increased competition by reducing its cost of operations while maintaining a safe and reliable system for customers. Among other cost saving initiatives, Gas Distribution has reduced its net workforce each year since 1992.

Regulatory Reform Plan – Gas Distribution has capitalized on opportunities resulting from the gas industry restructuring. MichCon is currently operating under its Regulatory Reform Plan, which includes a comprehensive experimental three-year Customer Choice Program designed to offer all sales customers added choices and greater price certainty. The Customer Choice Program began in April 1999, and approximately 70,000 customers chose to purchase natural gas from suppliers other than MichCon. Year two of the program began in April 2000, and the number of participating customers declined to 55,000. Although year three of the program is scheduled to begin in April 2001, permitting up to 225,000 customers to participate, MichCon has requested the MPSC to modify the program to encourage greater participation as subsequently discussed. Under the existing program, there is also a volume limitation of 30 Bcf on commercial and industrial participants in

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)

2001. MichCon will continue to transport and deliver the gas to the participating customers’ premises at prices that generate favorable margins.

The Regulatory Reform Plan also includes the Gas Sales Program that suspended the GCR mechanism for customers who continue to purchase gas from MichCon, and fixed the gas commodity component of MichCon’s sales rates at $2.95 per Mcf for the three-year period that began in January 1999. The suspension of the GCR mechanism allows MichCon to profit from its ability to purchase gas at less than $2.95 per Mcf. The program also increases MichCon’s risk associated with generating positive margins. As part of its gas acquisition strategy, MichCon has entered into fixed-price contracts at costs below $2.95 per Mcf for approximately 65% of its expected 2001 supply requirements under the Gas Sales Program. Although this strategy produced favorable margins in 1999 and 2000, MichCon does not expect to generate profits from the Gas Sales Program in 2001. MichCon’s fixed-price supplies for 2001 are at prices higher than those paid in 1999 and 2000. MichCon expects to supplement its existing fixed price supply by purchasing gas at market prices, which are unprecedentedly high. Absent a modification to its Gas Sales Program as subsequently discussed, MichCon plans to meet its remaining gas supply requirements for 2001 with up to 30 Bcf of withdrawals from storage at prices significantly lower than $2.95 per Mcf to mitigate the effect on earnings of high gas prices. The level of margins generated from selling gas will also be affected by actual gas sales volumes, which will fluctuate as a result of changes in weather, and the number of customers who ultimately choose to purchase gas from suppliers other than MichCon.

The Plan also encompasses an income sharing mechanism that allows customers to share in profits when actual returns on equity from utility operations exceed predetermined thresholds. Based on the MPSC approved formula, management believes that no income sharing was required in 1999 and 2000, and does not expect income sharing will be required in 2001.

Proposed Regulatory Changes – The MPSC is continuing its initiatives designed to give all of Michigan’s natural gas customers added choices and the opportunity to benefit from lower gas costs resulting from competition. In October 2000, the MPSC issued an order that provides uniform terms and conditions for a new voluntary customer choice program in Michigan. Key aspects of the order include: (i) continuing customer choice on a permanent and expanding basis; (ii) eliminating fixed commodity rates in favor of GCR rates that reflect market prices; and (iii) investigating the potential unbundling of additional services offered by Michigan gas utilities.

Gas Distribution supports customer choice initiatives but is concerned with the structure of the current three-year Customer Choice and Gas Sales Programs that fixed the gas commodity component of its sales rates at $2.95 per Mcf. There are approximately 15,000 fewer customers participating in year two of the Customer Choice Program than in year one as a result of fewer natural gas marketers participating due to higher gas prices. Current market prices for gas are substantially higher than the $2.95 per Mcf rate available to customers under MichCon’s Customer Choice Program, thereby hindering gas marketers’ ability to compete with MichCon for such customers.

In December 2000, MichCon filed applications with the MPSC to modify the experimental Customer Choice and Gas Sales Programs as outlined in the MPSC’s October 2000 order (Note 9b). Among other things, the proposed modifications would become effective in April 2001, and: (i) replace the experimental three-year Customer Choice Program with a permanent choice

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)

program, (ii) replace the current $2.95 per Mcf gas commodity charge included in gas sales rates with a GCR factor, and (iii) eliminate the current income sharing provision. Irrespective of the outcome of the application, MichCon will return to a GCR mechanism no later than January 2002.

The proposed permanent choice program would expand customer participation to be phased in over a three-year period. In year one, 40% of MichCon’s customers could elect to purchase gas from suppliers other than MichCon. In year two, 60% of customers would be eligible and by year three, all of MichCon’s 1.2 million customers could participate in the program. Under the proposed GCR mechanism, MichCon’s gas sales rates would include a gas commodity component designed to recover its actual gas costs. MichCon could no longer profit from selling gas to customers who choose not to participate in the permanent choice program. Under the proposal, MichCon could sell its fixed-price supply contracts that are at prices significantly below current market prices and refund any proceeds to eligible customers. Additionally, MichCon could refund all or a portion of the income earned from selling gas at $2.95 under the current experimental Gas Sales Program.

Accounting for Regulation – As described in Note 9d to the consolidated financial statements, Gas Distribution complies with the provisions of SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation.” Future regulatory changes or changes in the competitive environment could result in Gas Distribution discontinuing the application of SFAS No. 71 for all or part of its business and would require the write-off of the portion of any regulatory asset or liability that was no longer probable of recovery or refund. If Gas Distribution were to discontinue application of SFAS No. 71 for all of its operations as of December 31, 2000, it would have an extraordinary non-cash increase to net income of approximately $60.8 million. Factors that could give rise to the discontinuance of SFAS No. 71 include (i) increasing competition that restricts Gas Distribution’s ability to establish prices to recover specific costs, and (ii) a significant change in the manner in which rates are set by regulators from cost-based regulation to another form of regulation. Based on a current evaluation of the various factors and conditions that are expected to impact future regulation, management believes currently available facts support the continued application of SFAS No. 71.

Environmental Matters

Former manufactured gas plant sites – Prior to the construction of major natural gas pipelines, gas for heating and other uses was manufactured from processes involving coal, coke or oil. MCN owns, or previously owned, 17 such former manufactured gas plant (MGP) sites.

During the mid-1980s, MCN conducted preliminary environmental investigations at former MGP sites, and some contamination related to the by-products of gas manufacturing was discovered at each site. The existence of these sites and the results of the environmental investigations have been reported to the Michigan Department of Environmental Quality (MDEQ). None of these former MGP sites is on the National Priorities List prepared by the United States Environmental Protection Agency (EPA).

MCN is involved in an administrative proceeding before the EPA regarding one of the former MGP sites. MCN has executed an order with the EPA, pursuant to which MCN is legally obligated to investigate and remediate the MGP site. MCN is remediating five of the former MGP sites and conducting more extensive investigations at six other former MGP sites. In 1998, MCN received

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)

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

MCN notified more than 50 current and former insurance carriers of the environmental conditions at these former MGP sites. MCN concluded settlement negotiations with certain carriers in 1996 and 1997 and has received payments from several carriers. In October 1997, MCN filed suit against major non-settling carriers seeking recovery of incurred costs and a declaratory judgment of the carriers’ liability for future costs of environmental investigation and remediation costs at former MGP sites. Settlements were reached with a number of carriers, with payments received in 2000.

During 2000, 1999 and 1998, MCN spent $1.6 million, $.7 million and $1.6 million, respectively, investigating and remediating these former MGP sites. At December 31, 2000, the reserve balance was $32.8 million, of which $4.5 million is classified as current. Any significant change in assumptions, such as remediation techniques, nature and extent of contamination and regulatory requirements, could impact the estimate of remedial action costs for the sites and, therefore, have an effect on MCN’s financial position and cash flows. However, management believes the cost deferral and rate recovery mechanism approved by the MPSC will prevent environmental costs from having a material adverse impact on MCN’s results of operations.

Mercury Regulators – As a result of the increasing public concern regarding mercury contamination in homes served by other utilities, and because new more sensitive mercury detection equipment exists, MichCon initiated a two-phase testing program in September 2000 to ensure its mercury handling procedures are safe, effective and protect public health. During the years 1936 to 1959, some of the regulators MichCon installed in customer homes contained a small amount of mercury, which is used to help measure the pressure of gas flowing into a meter. Less than 15% of MichCon’s more than one million residential customers have ever had this type of regulator.

The regulators operate safely, however, when a regulator is removed there is a potential for an accidental release of mercury. To minimize this risk, MichCon employees are trained in the safe removal of these regulators, which are disposed of through an environmental recycling and waste disposal company.

MichCon implemented the two-phase testing program in coordination with the EPA and the Michigan Department of Community Health (MDCH). The new mercury detection equipment

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)

made available by the EPA allowed MichCon to re-test 39 homes where an accidental release of mercury occurred during the 1990s. MichCon completed this phase I testing in December 2000 with additional cleanup undertaken at 13 homes to the satisfaction of the EPA and the MDCH. In February 2001, phase II of the testing program was implemented, which involves the statistical sampling of up to 4,000 customer homes in which mercury regulators may have once existed. Management believes the possibility is remote that customers have been exposed to unsafe levels of mercury from MichCon’s equipment. Through December 31, 2000, Gas Distribution had accrued approximately $3.5 million of costs related to the mercury regulators, of which $2.5 million had been incurred during phase I testing. Management cannot predict the final disposition of this matter, but does not believe it will have a material adverse impact on MCN’s financial statements.

Formerly owned storage field – In 1998, MichCon received written notification from ANR Pipeline Company (ANR) alleging that MichCon has responsibility for a portion of the costs associated with responding to environmental conditions present at a natural gas storage field in Michigan currently owned and operated by an affiliate of ANR. At least some portion of the natural gas storage field was formerly owned by MichCon. ANR’s allegations are being evaluated to determine whether and to what extent, if any, MichCon may have legal responsibility for these costs. Management does not believe this matter will have a material adverse impact on MCN’s financial statements.

CAPITAL RESOURCES AND LIQUIDITY

	2000	1999	1998

Cash and Cash Equivalents (in Millions)
Cash Flow Provided From (Used For)

Operating activities	$223.1	$130.3	$152.7

Financing activities	(372.8)	(154.9)	497.8

Investing activities	153.7	66.9	(673.0)

Net Increase (Decrease) in Cash and Cash Equivalents	$4.0	$42.3	$(22.5)

Operating Activities

MCN’s cash flow from operating activities increased $92.8 million in 2000 and decreased $22.4 million in 1999. The fluctuations were due primarily to varying working capital requirements and earnings, after adjusting for noncash items (depreciation, unusual items and deferred taxes).

Financing Activities

MCN’s cash flow related to financing activities decreased $217.9 million in 2000 and $652.7 million in 1999. The decrease in both years reflects higher debt repayments, net of debt and equity issuances. The debt repayments were made with proceeds from the sale of assets.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)

MCN typically relies on commercial paper and bank borrowings to finance capital expenditures on a temporary basis until paid down with proceeds from the issuance of more permanent capital, such as long-term debt, preferred securities and common stock. However, due to the pending merger and the timing of receiving proceeds from asset sales, MCN relied more on short-term financing and less on permanent capital issuances during 2000, and will continue this strategy in 2001. Proceeds from completing the sale of non-strategic assets in 2001 will be used to repay commercial paper and bank borrowings. A summary of MCN’s significant financing activities during the 1998 – 2000 period follows.

MCN’s FELINE PRIDES securities matured on May 16, 2000. Each security initially represented a stock purchase contract and a preferred security. Under each stock purchase contract, MCN was obligated to sell, and the FELINE PRIDES holder was obligated to purchase 1.7241 shares of MCN common stock for $50. The number of MCN common shares purchased totaled approximately 4.6 million. Each FELINE PRIDES holder had the option to use the preferred securities, treasury securities or cash to satisfy the $50 purchase commitment. Holders of approximately 99% of the FELINE PRIDES used their preferred securities to purchase MCN common shares. The remaining holders purchased their MCN shares with cash totaling $1.5 million.

MCN’s 5.9 million shares of Preferred Redeemable Increased Dividend Equity Securities (Enhanced PRIDES) matured in April 1999. Each security represented a contract to purchase one share of MCN common stock. Upon conversion of the Enhanced PRIDES, MCN received cash proceeds totaling approximately $135.0 million. The proceeds were used to repay a $130.0 million medium-term note of MCNEE that came due in May 1999.

In 1999, MCN’s $150 million revolving credit agreement expired. MCN effectively replaced this agreement by entering into a $290 million revolving credit agreement that expired in July 2000. Borrowings under the credit agreement were used to repay debt and redeem $100 million of Single Point Remarketed Reset Capital Securities in October 1999.

In 1998, MCN issued $100 million of preferred securities and borrowed $260 million under a one-year term loan. Proceeds were used to reduce commercial paper, to fund capital investments by Diversified Energy and for general corporate purposes. MCN repaid the term loan in 1999 with proceeds from the sale of its E&P properties.

During 1998, MCN retired $100 million of preferred securities early because it determined other forms of financing provided greater flexibility.

Prior to mid-February 1999, MCN traditionally issued new shares of common stock pursuant to its Direct Stock Purchase and Dividend Reinvestment Plan and various employee benefit plans. During the January 1998 to February 1999 period, MCN issued 1.3 million shares and generated $21.4 million from common stock issuances under these plans. Beginning in mid-February 1999, shares issued under these plans are being acquired by MCN through open-market purchases.

As of December 2000, MCN had an outstanding shelf registration with $835 million remaining to be issued in the form of debt or equity securities.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)

The following table sets forth the ratings as of December 31, 2000 for securities issued by MCN and its subsidiaries:

Standard
	& Poor’s	Moody’s	Fitch

MCN

Preferred securities	BBB-	ba1	BBB
MCNEE

Commercial paper*	A2	P3	F2

Medium-term notes*	BBB	Baa3	BBB
MichCon

Commercial paper	A2	P1	F1

First mortgage bonds	A-	A2	A

Senior notes**	AAA	Aaa	AAA

*	Ratings based on MCN support agreement or guaranty

**	Ratings based on an insurance policy provided by MBIA Insurance Corporation

Diversified Energy

MCNEE maintains credit lines that allow for borrowings of up to $300 million under a 364-day revolving credit facility and up to $200 million under a three-year revolving credit facility, both of which expire in July 2001. These facilities support MCNEE’s $400 million commercial paper program, which is used to finance capital investments and working capital requirements. The three-year credit facility also supports letters of credit issued by financing institutions in favor of Diversified Energy businesses. At December 31, 2000, commercial paper and bank borrowings totaling $293.4 million were outstanding under the MCNEE credit facilities.

MCN received approximately $456.8 million in 2000, $470.9 million in 1999 and $47.2 million in 1998 from the sale of power, pipeline and non-Michigan E&P assets. Proceeds from these sales were used to repay outstanding debt at the MCN Corporate and Diversified Energy levels. Proceeds from the sale of additional non-strategic assets are expected in 2001 and will be used to repay outstanding borrowings and for general corporate purposes.

MCNEE repaid $210 million of medium-term notes that came due in 1999.

In 1998, MCNEE issued remarketable debt securities totaling $300 million. Proceeds from these issuances were used to reduce short-term debt incurred by MCNEE to fund capital investments and for general corporate purposes.

During 1998, a subsidiary of MCNEE retired early a $100 million five-year term loan because it determined that other forms of debt financing provide greater flexibility and lower costs.

As of December 2000, MCNEE had an outstanding shelf registration with $620 million remaining to be issued in the form of debt securities. MCNEE anticipates borrowing between $100 million and

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)

$200 million in April 2000 under a short-term agreement to temporarily replace or refinance long-term debt.

Gas Distribution

Gas Distribution maintains a relatively consistent amount of cash and cash equivalents through the use of short-term borrowings. Short-term borrowings are normally reduced in the first part of each year as gas inventories are depleted and funds are received from winter heating sales. During the latter part of each year, Gas Distribution’s short-term borrowings normally increase as funds are used to finance increases in gas inventories and customer accounts receivable. To meet its seasonal short-term borrowing needs, Gas Distribution normally issues commercial paper that is backed by credit lines with several banks. MichCon has established credit lines to allow for borrowings of up to $200 million under a 364-day revolving credit facility, and up to $150 million under a three-year revolving credit facility, both of which expire in July 2001. At December 31, 2000, commercial paper of $277.7 million was outstanding under this program.

During 2000, MichCon repaid $12.3 million of term debt of a non-utility subsidiary that was scheduled to mature in 2006. Additionally, MichCon repaid $20 million of first mortgage bonds.

During 1999, MichCon issued $110 million of senior secured notes (Note 10). Proceeds from the issuances were used to refinance long-term debt, short-term obligations and for general corporate purposes. MichCon also repaid $68 million of first mortgage bonds during 1999.

During 1998, MichCon issued $150 million of remarketable debt securities (Note 10). Proceeds from these issuances were used to retire first mortgage bonds, fund capital expenditures and for general corporate purposes. Also during 1998, MichCon repaid $109.7 million of first mortgage bonds.

As of December 2000, MichCon had an outstanding shelf registration with $140 million remaining to be issued in the form of debt securities.

Investing Activities

MCN’s cash flow related to investing activities increased $86.8 million in 2000 and $739.9 million in 1999. As previously discussed, the improvement in both years was due to cash received from sales of non-strategic assets, coupled with lower capital expenditures and acquisitions.

During 1998, MichCon invested $28.2 million in a Grantor Trust to meet future cash flow obligations related to certain postretirement healthcare costs.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)

Capital investments equaled $321.6 million in 2000, $496.4 million in 1999 and $790.9 million in 1998. The comparisons reflect lower acquisitions as well as lower Diversified Energy and Gas Distribution capital expenditures.

	2000	1999	1998
(in Millions)
Capital Investments
Consolidated Capital Expenditures

Pipelines & Processing	$1.9	$3.6	$113.2

Electric Power	.9	52.4	3.6

Exploration & Production	29.9	100.0	200.4

Gas Distribution	118.6	136.9	158.0

Other	2.2	1.4	7.6

	153.5	294.3	482.8

MCN’s Share of Joint Venture Capital Expenditures*

Pipelines & Processing	141.4	94.3	219.9

Electric Power	26.5	78.1	24.8

Other	.2	.2	1.7

	168.1	172.6	246.4

Acquisitions

Significant	–	22.5	54.0

Other	–	7.0	7.7

	–	29.5	61.7

Total Capital Investments	$321.6	$496.4	$790.9

*	A portion of joint venture capital expenditures is financed with joint venture project debt.

Outlook

2001 capital investments estimated at $160 million – MCN’s strategic direction will result in capital investments in future years of approximately $150 million to $200 million annually – significantly lower than in the past several years.

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

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)

trading activities. A further discussion of MCN’s risk management activities is included in Note 15 to the Consolidated Financial Statements.

Commodity Price Risk

Hedging Activities – MCN’s exposure to commodity price risk arises from changes in natural gas, natural gas liquids, oil and methanol prices throughout the United States and in eastern Canada where MCN conducts sales and purchase transactions. MCN closely monitors and manages its exposure to commodity price risk through a variety of risk management techniques. Natural gas and oil futures and swap agreements are used to manage MCN’s exposure to the risk of market price fluctuations on gas sale and purchase contracts, natural gas and oil production and gas inventories.

Trading Activities – In the 2000 second quarter, MCN’s Energy Marketing segment began trading activities upon revising its operating strategy to optimize the value of its storage assets. The strategy includes using natural gas futures and swap agreements that are marked-to-market under generally accepted accounting principles (Note 4).

A sensitivity analysis model was used to calculate the fair values of MCN’s natural gas and oil futures and swap agreements utilizing applicable forward commodity rates in effect at December 31. The sensitivity analysis involved increasing and decreasing the forward rates by a hypothetical 10% and calculating the resulting change in the fair values of the gas and oil futures and swap agreements.

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

A sensitivity analysis model was used to calculate the fair values or cash flows of MCN’s debt and preferred securities, as well as its interest rate swaps, utilizing applicable forward interest rates in effect at December 31. The sensitivity analysis involved increasing and decreasing the forward rates by a hypothetical 10% and calculating the resulting change in the fair values or cash flows of the interest rate sensitive instruments.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS (CONCLUDED)

The results of the sensitivity model calculations follow:

	2000		1999

	Assuming	Assuming	Assuming	Assuming
	a 10%	a 10%	a 10%	a 10%	Favorable
	Increase in	Decrease in	Increase in	Decrease in	(Unfavorable)
	Prices/Rates	Prices/Rates	Prices/Rates	Prices/Rates	Change In
(in Millions)

Market Risk

Commodity Price Sensitive
Hedging activities*

Swaps: Pay fixed/receive variable	$117.8	$(117.8)	$89.8	$(89.8)	Fair Value

Pay variable/receive fixed	$(97.9)	$97.9	$(81.1)	$81.1	Fair Value

Futures: Longs	$3.0	$(3.0)	$5.0	$(5.0)	Fair Value

Shorts	$(.6)	$.6	$(2.1)	$2.1	Fair Value
Trading Activities

Swaps: Pay fixed/receive variable	$14.8	$(14.8)	N/A	N/A	Fair Value

Pay variable/receive fixed	$(11.9)	$11.9	N/A	N/A	Fair Value

Futures: Longs	$1.6	$(1.6)	N/A	N/A	Fair Value

Shorts	$(3.7)	$3.7	N/A	N/A	Fair Value

Interest Rate Sensitive

Debt: Fixed rate	$42.1	$(42.1)	$58.3	$(58.3)	Fair Value

Variable rate	$(.1)	$.1	$(.5)	$.5	Cash Flow

Swaps: Pay fixed/receive variable	$–	$–	$.2	$(.2)	Fair Value

Pay variable/receive fixed	$(1.6)	$1.6	$(2.8)	$2.8	Fair Value

*	Includes only the risk related to the derivative instruments that serve as hedges and does not include the related underlying hedged item.

NEW ACCOUNTING PRONOUNCEMENT

As of January 1, 2001, MCN adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of FASB Statement No. 133,” and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities.” The Statement requires all derivatives to be recognized in the statement of financial position as either assets or liabilities measured at their fair value and sets forth conditions in which a derivative instrument may be designated as a hedge. The Statement requires that changes in the fair value of derivatives be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative’s gains and losses to be recorded to other comprehensive income or to offset related results on the hedged item in earnings.

MCN has identified interest rate swaps, options embedded in certain debt instruments, commodity forward contracts, commodity futures and swaps, and certain transportation contracts as derivatives. The cumulative effect of adopting SFAS No. 133 is expected to be an approximate $150 million pre-tax ($100 million net of taxes) decrease in earnings, and an approximate $100 million pre-tax ($65 million net of taxes) increase in other comprehensive income. The adoption will also impact assets and liabilities recorded in the statement of financial position.

The Derivatives Implementation Group (DIG), a committee created by the Financial Accounting Standards Board, is expected to continue providing guidance and clarification on SFAS No. 133 issues in 2001. It is possible the DIG could conclude on issues that would have a material impact on how MCN accounts for derivatives.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
MARKET RISK

For information required pursuant to this item refer to “Item 7. MD&A – Market Risk Information.”

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended December 31

		1999	1998
		(Restated)	(Restated)
	2000	Note 3	Note 3
(in Thousands, Except Per Share Amounts)
Operating Revenues

Gas and oil sales	$2,477,662	$2,162,960	$1,812,948

Transportation	155,572	151,216	139,609

Other	157,873	110,077	58,664

	2,791,107	2,424,253	2,011,221

Operating Expenses

Cost of sales	2,021,770	1,539,841	1,205,379

Operation and maintenance	364,266	411,223	389,415

Depreciation, depletion and amortization	137,626	164,638	179,490

Property and other taxes	71,368	57,197	69,553

Property write-downs, contract losses and restructuring charges (Note 6)	9,651	61,782	600,818

Gains and losses from sale of assets, net (Note 6)	(77,370)	81,989	(9,911)

Gains from sale of tax credits	(11,493)	(11,164)	(7,398)

Merger costs (Note 2)	6,305	34,856	–

	2,522,123	2,340,362	2,427,346

Operating Income (Loss)	268,984	83,891	(416,125)

Equity in Earnings of Joint Ventures (Note 19)	28,425	52,386	62,225

Other Income and (Deductions)

Interest income	12,474	6,575	10,893

Interest on long-term debt	(92,907)	(89,431)	(87,346)

Other interest expense	(29,890)	(30,342)	(24,404)

Dividends on preferred securities of subsidiaries	(28,565)	(40,139)	(36,370)

Investment gains (losses) (Note 6d)	7,638	(7,456)	(6,135)

Minority interest	(1,260)	(1,612)	5,992

Other	(858)	6,785	2,252

	(133,368)	(155,620)	(135,118)

Income (Loss) Before Income Taxes	164,041	(19,343)	(489,018)

Income Tax Provision (Benefit)	55,173	(3,286)	(190,146)

Income (Loss) Before Cumulative Effect of Accounting Change	108,868	(16,057)	(298,872)

Cumulative Effect of Accounting Change for Start-up Costs (Note 5)	–	(2,872)	–

Net Income (Loss)	$108,868	$(18,929)	$(298,872)

Basic Earnings (Loss) Per Share (Note 12d)

Before cumulative effect of accounting change	$1.23	$(.19)	$(3.79)

Cumulative effect of accounting change for start-up costs (Note 5)	–	(.03)	–

	$1.23	$(.22)	$(3.79)

Diluted Earnings (Loss) Per Share (Note 12d)

Before cumulative effect of accounting change	$1.22	$(.19)	$(3.79)

Cumulative effect of accounting change for start-up costs (Note 5)	–	(.03)	–

	$1.22	$(.22)	$(3.79)

Average Common Shares Outstanding

Basic	88,398	83,407	78,823

Diluted	89,107	83,407	78,823

Dividends Declared Per Share	$1.0200	$1.0200	$1.0200

The notes to the consolidated financial statements are an integral part of this statement.

CONSOLIDATED STATEMENT OF FINANCIAL POSITION

	December 31

		1999
		(Restated)
	2000	Note 3
(in Thousands)
ASSETS

Current Assets

Cash and cash equivalents, at cost (which approximates market value)	$63,389	$59,366

Accounts receivable, less allowance for doubtful accounts of $33,604 and $20,720, respectively	1,006,212	546,689

Accrued unbilled revenues	137,473	100,439

Gas in inventory	253,599	179,826

Property taxes assessed applicable to future periods	57,103	62,651

Deferred income taxes (Note 20)	31,538	32,508

Assets from trading activities (Note 4)	25,953	–

Other	52,660	51,043

	1,627,927	1,032,522

Deferred Charges and Other Assets

Deferred income taxes (Note 20)	–	14,549

Investments in debt and equity securities	186,772	72,077

Investments in leases (Note 13)	76,395	–

Deferred swap losses and receivables (Note 15a)	173,672	43,907

Deferred environmental costs (Note 14b)	28,675	31,173

Prepaid benefit costs (Note 17a)	214,473	156,276

Other	82,289	108,288

	762,276	426,270

Investments in and Advances to Joint Ventures (Note 19)

Pipelines & Processing	523,864	575,684

Electric Power	38,776	145,684

Energy Marketing	23,158	21,512

Gas Distribution	3,383	2,898

Other	17,377	18,194

	606,558	763,972

Property, Plant and Equipment

Pipelines & Processing	46,463	46,480

Exploration & Production	588,512	573,514

Gas Distribution	3,008,216	3,016,231

Other	26,798	76,245

	3,669,989	3,712,470

Less – Accumulated depreciation and depletion	1,802,401	1,697,212

	1,867,588	2,015,258

	$4,864,349	$4,238,022

The notes to the consolidated financial statements are an integral part of this statement.

CONSOLIDATED STATEMENT OF FINANCIAL POSITION

	December 31

		1999
		(Restated)
	2000	Note 3
(in Thousands)
LIABILITIES AND CAPITALIZATION

Current Liabilities

Accounts payable	$860,439	$296,139

Notes payable	576,392	617,755

Current portion of long-term debt and capital lease obligations	184,652	28,102

Federal income, property and other taxes payable	70,645	68,500

Gas payable	62,427	23,422

Liabilities from trading activities (Note 4)	108,523	–

Customer deposits	17,708	17,707

Other	131,975	146,949

	2,012,761	1,198,574

Deferred Credits and Other Liabilities

Deferred income taxes (Note 20)	29,842	–

Unamortized investment tax credit	26,084	28,022

Tax benefits amortizable to customers	138,161	136,236

Deferred swap gains and payables (Note 15a)	239,207	64,962

Accrued environmental costs (Note 14b)	28,250	28,068

Minority interest	1,166	11,096

Other	88,997	91,613

	551,707	359,997

Commitments and Contingencies (Notes 9, 13 and 14)

Capitalization

Long-term debt, including capital lease obligations	1,056,825	1,457,617

MCN-obligated mandatorily redeemable preferred securities of subsidiaries holding solely debentures of MCN (Note 11a)	272,484	402,922

Common shareholders’ equity (see accompanying statement)	970,572	818,912

	2,299,881	2,679,451

	$4,864,349	$4,238,022

The notes to the consolidated financial statements are an integral part of this statement.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31

		1999	1998
		(Restated)	(Restated)
	2000	Note 3	Note 3
(in Thousands)
Cash Flow From Operating Activities

Net income (loss)	$108,868	$(18,929)	$(298,872)
Adjustments to reconcile net income (loss) to net cash provided from operating activities
Depreciation, depletion and amortization

Per statement of operations	137,626	164,638	179,490

Charged to other accounts	9,314	9,055	8,000

Unusual items, net of taxes (Note 6)	(46,562)	98,298	389,598

Cumulative effect of accounting change, net of taxes (Note 5)	–	2,872	–

Deferred income taxes – current	970	(35,498)	(9,265)

Deferred income taxes and investment tax credit, net	18,094	84,462	14,565

Equity in earnings of joint ventures, net of distributions	2,249	(12,529)	(40,360)

Other	(6,667)	(1,313)	(11,550)

Changes in assets and liabilities, exclusive of changes shown separately	(809)	(160,769)	(78,884)

Net cash provided from operating activities	223,083	130,287	152,722

Cash Flow From Financing Activities

Notes payable, net	(221,509)	(1,096)	307,482

Dividends paid	(90,047)	(86,256)	(82,239)

Issuance of common stock (Note 12a)	4,877	136,145	20,192

Reacquisition of common stock (Note 12a)	(2,564)	(6,745)	–

Issuance of preferred securities (Note 11)	–	–	96,850

Issuance of long-term debt (Note 10)	–	106,535	458,761

Long-term commercial paper and bank borrowings, net (Note 10)	(19,854)	92,344	17,299

Retirement of long-term debt and preferred securities (Notes 10 and 11)	(43,548)	(395,789)	(328,810)

Other	(123)	–	8,243

Net cash provided from (used for) financing activities	(372,768)	(154,862)	497,778

Cash Flow From Investing Activities

Capital expenditures	(153,492)	(294,258)	(482,775)

Acquisitions (Note 7)	–	(29,551)	(42,429)

Investment in debt and equity securities, net	(83,261)	(4,157)	17,831

Investment in joint ventures	(74,449)	(77,427)	(189,309)

Sale of property and joint venture interests (Note 7)	466,469	470,904	47,185

Other (Note 17c)	(1,559)	1,391	(23,459)

Net cash provided from (used for) investing activities	153,708	66,902	(672,956)

Net Increase (Decrease) in Cash and Cash Equivalents	4,023	42,327	(22,456)

Cash and Cash Equivalents, January 1	59,366	17,039	39,495

Cash and Cash Equivalents, December 31	$63,389	$59,366	$17,039

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31

		1999	1998
		(Restated)	(Restated)
	2000	Note 3	Note 3
(in Thousands)
Changes in Assets and Liabilities, Exclusive of Changes Shown Separately

Accounts receivable, net	$(579,461)	$(63,377)	$(6,653)

Accrued unbilled revenues	(37,034)	(12,551)	5,122

Gas in inventory	(73,773)	(51,321)	(71,528)

Accrued/deferred gas cost recovery revenues, net	–	(14,980)	27,842

Prepaid/accrued benefit costs, net	(57,633)	(44,457)	(31,490)

Property taxes assessed applicable to future periods	5,548	–	–

Accounts payable	564,300	(35)	(35,597)

Federal income, property and other taxes payable	2,145	(965)	(17,333)

Gas payable	39,005	(17,811)	34,352

Asset/ liability from trading activity	82,570	–	–

Other current assets and liabilities, net	(18,898)	41,187	8,152

Other deferred assets and liabilities, net	72,422	3,541	8,249

	$(809)	$(160,769)	$(78,884)

The notes to the consolidated financial statements are an integral part of this statement.

CONSOLIDATED STATEMENT OF COMMON SHAREHOLDERS’ EQUITY

	Year Ended December 31

		1999	1998
		(Restated)	(Restated)
	2000	Note 3	Note 3
(in Thousands)
COMMON SHAREHOLDERS’ EQUITY (Note 12)

Common Stock, par value $.01 per share – 250,000,000 shares authorized, 90,185,793, 85,655,381 and 79,724,542 shares outstanding, respectively	$902	$857	$797

Additional Paid-in Capital

Balance – beginning of period	960,176	832,966	806,997

Common stock and performance units	132,977	127,210	25,969

Balance – end of period	1,093,153	960,176	832,966

Accumulated Other Comprehensive Loss
Foreign Currency Translation Adjustments

Balance – beginning of period	(156)	(12,889)	(6,335)

Net change in foreign currency translation adjustment (a)	(59)	12,733	(6,554)

Balance – end of period	(215)	(156)	(12,889)

Unrealized Gains and Losses on Securities

Balance – beginning of period	–	(3,687)	(1,184)

Net change in unrealized gains and losses on securities (a)	–	3,687	(2,503)

Balance – end of period	–	–	(3,687)

Balance – end of period	(215)	(156)	(16,576)

Retained Earnings (Deficit)

Balance – beginning of period	(119,677)	(14,492)	366,619

Net income (loss) (a)	108,868	(18,929)	(298,872)

Cash dividends declared	(90,047)	(86,256)	(82,239)

Balance – end of period	(100,856)	(119,677)	(14,492)

Yield Enhancement, Contract and Issuance Costs	(22,412)	(22,288)	(22,288)

	$970,572	$818,912	$780,407

(a) Disclosure of Comprehensive Income (Note 1)

Net income (loss)	$108,868	$(18,929)	$(298,872)
Other comprehensive income, net of tax
Foreign Currency Translation Adjustment

Foreign currency translation losses, net of taxes of $32, $215 and $3,529	(59)	(399)	(6,554)

Reclassification of losses recognized in net income, net of taxes of $–, $7,072 and $–	–	13,132	–
Unrealized Gains and Losses on Securities

Unrealized gains (losses) on securities, net of taxes of $2,673, $625 and $3,495	4,965	(1,159)	(6,490)

Reclassification of (gains) losses recognized in net income, net of taxes of $2,673, $2,610 and $2,147	(4,965)	4,846	3,987

	$108,809	$(2,509)	$(307,929)

The notes to the consolidated financial statements are an integral part of this statement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Company Description – MCN Energy Group Inc. (MCN) is a diversified energy company with markets and investments primarily in the Midwest-to-Northeast corridor. MCN operates through two major business groups, Diversified Energy and Gas Distribution.

Diversified Energy, operating through MCN Energy Enterprises Inc. (MCNEE) is a wholly owned subsidiary of MCN and serves as a holding company for MCN’s non-utility businesses. MCNEE is comprised of the following segments:

•	Pipelines & Processing has pipeline, gathering, processing and related facilities in major supply areas.

•	Electric Power holds joint venture interests in electric power generation facilities, most of which were sold in 2000. Electric Power also provides fuel management services and supplies gas to power generation facilities under long-term sales contracts.

•	Energy Marketing sells premium, reliable bundled energy services to large-volume customers and has rights to market-area storage capacity. Energy Marketing also sells gas to other gas marketers and brokerage companies. In 2000, Energy Marketing began trading activities to optimize the value of its gas storage capacity and assets.

•	Exploration & Production (E&P) is engaged in natural gas and oil exploration, development and production in Michigan.

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

Basis of Presentation – The accompanying consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States. In connection with their preparation, management was required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and the disclosure of contingent liabilities. Actual results could differ from those estimates. Certain reclassifications have been made to prior years’ statements to conform to the 2000 presentation.

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

Natural Gas and Oil Exploration and Production – The full-cost accounting method prescribed by the Securities and Exchange Commission (SEC) is followed for investments in gas and oil properties. Under the full-cost method, substantially all acquisition, exploration and development costs are capitalized. To the extent such capitalized costs exceed the “ceiling,” the excess is written off to income. The ceiling is the sum of discounted future net cash flows from the production of proved gas and oil reserves (using unescalated prices and costs unless contractual arrangements exist) and the lower of cost or estimated fair value of unproved properties, net of related income tax effects. The ceiling test is applied at the end of each quarter and requires a write-down of gas and oil properties if the ceiling is exceeded, even if any price decline is temporary. Management’s investment and operating decisions are based upon prices, costs and production assumptions that are different from those used to compute the ceiling. As a result, it is possible that future fluctuations in key forecast assumptions could result in impairments being recorded for accounting purposes, when the long-term economics of such properties have not changed.

The unit of production method is used for calculating depreciation, depletion and amortization (DD&A) on proved gas and oil properties. The average DD&A expense per thousand cubic feet equivalent (Mcfe) was $.94, $.83 and $.82 in 2000, 1999 and 1998, respectively. Costs directly associated with the acquisition and evaluation of unproved gas and oil properties are excluded from the amortization base until the related properties are evaluated. Such unproved properties are assessed periodically, and a provision for impairment is made to the full-cost amortization base when appropriate.

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

The ratio of the provision for depreciation and depletion to the average cost of depreciable property is as follows:

	2000	1999	1998

Pipelines & Processing	4.9%	4.2%	3.4%

Gas Distribution	3.6%	3.5%	3.5%

Other	12.9%	12.4%	12.2%

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

Allowance for Funds Used During Construction – Gas Distribution capitalizes an allowance for both debt and equity funds used during construction in the cost of major additions to plant. Diversified Energy also capitalizes interest on debt funds used during construction. The total amount capitalized was $2,765,000, $8,929,000 and $19,938,000 in 2000, 1999 and 1998, respectively.

Income Taxes and Investment Tax Credits – Tax Benefits Amortizable to Customers recorded in the Consolidated Statement of Financial Position represents the net revenue equivalent of the difference in property-related accumulated deferred income taxes computed in accordance with SFAS No. 109, “Accounting for Income Taxes,” as compared to the amounts previously reflected in setting utility rates. This amount is primarily due to current tax rates being lower than the rates in effect when the original deferred taxes were recorded and because of temporary differences, including accumulated investment tax credits, for which deferred income taxes were not previously recorded in setting utility rates. These net tax benefits are being amortized, in accordance with the regulatory treatment, over the life of the related plant as the related temporary differences reverse.

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

Other cash and non-cash investing and financing activities for the years ended December 31 were as follows:

	2000	1999	1998
(in Thousands)
Cash Paid During the Year For

Interest, net of amounts capitalized	$117,963	$128,535	$117,162

Federal income taxes	4,000	3,550	12,175
Non-cash Investing and Financing Activities

Investment in leases (Note 13)	$76,395	$–	$–

FELINE PRIDES settlement (Note 11)	130,721	–	–

Common stock and performance units	12	2,043	5,697

Accounting For Derivative Instruments and Hedging Activities – MCN adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of FASB Statement No. 133,” and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” as of January 1, 2001. Refer to Note 15d for further discussion.

2.  MERGER AGREEMENT WITH DTE ENERGY COMPANY

MCN and DTE Energy Company (DTE) signed a definitive merger agreement dated October 4, 1999, which was amended on February 28, 2001, under which DTE will acquire all outstanding shares of MCN common stock. Under the terms of the revised agreement, MCN shareholders will have the right to elect to receive either $24.00 in cash or 0.715 shares of DTE common stock in exchange for each share of MCN common stock that they hold. The acquisition of shares is subject to an allocation and proration that is intended to result in 45% of the MCN shares being converted into shares of DTE common stock and 55% being converted into cash. The amended merger agreement imposes more stringent restrictions on MCN’s ability to take significant actions without DTE’s consent.

The boards of directors of both companies approved the merger under the October 1999 and the February 2001 merger agreements. In December 1999, shareholders of both companies approved the merger under the terms of the October 1999 agreement. The revised merger agreement is

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

subject to the approval of MCN shareholders. The transaction is also subject to certain regulatory approvals.

The Federal Trade Commission (FTC) is reviewing the proposed merger and its staff has raised concerns regarding the loss of possible competition between MichCon and DTE Energy’s Detroit Edison electric utility for electric displacement applications in their overlapping retail distribution area. To address these concerns, in February 2001 MichCon agreed to transfer a property interest to a unit of Exelon Corp. (Exelon) allowing for the utilization of natural gas transportation capacity on MichCon’s system within the relevant distribution area. While the contract is designed specifically to encourage competition for on-site electric power generation and displacement loads, the initial five billion cubic feet (Bcf) per year of annual capacity may be used to serve any class of customer. Supplemental capacity of up to 15 Bcf may be purchased under the contract, at least half of which must be utilized to serve on-site power generation or electric-displacement applications. Beyond this 20 Bcf of capacity, Exelon may exercise its right to purchase additional capacity to serve only certain identified electric generation markets. The MPSC approved the contract in February 2001, but it remains subject to consummation of the merger. Management believes that the proposal will be the basis for addressing the FTC’s concerns, but is unable to predict the outcome of the FTC review, or when the merger will close. In February 2001, DTE also filed with the SEC seeking approval of the proposed merger under the Public Utility Holding Company Act.

As a result of the pending merger, MCN incurred merger-related costs which include legal, accounting, consulting, employee benefit and other expenses. These costs had the effect of decreasing earnings by $6,305,000 pre-tax ($4,098,000 net of taxes) and $34,856,000 pre-tax ($22,656,000 net of taxes) in 2000 and 1999, respectively.

Furthermore, pursuant to the merger agreement, MCN sold its interest in five power projects, four of which are defined as a “Qualifying Facility” (QF) under the Public Utility Regulatory Policies Act of 1978, as amended (Note 7b). This act limits the interest in a project that can be owned by electric utilities while maintaining the project’s status as a QF.

3.  CHANGE IN ACCOUNTING FOR INVENTORY

During 2000, MCN’s Energy Marketing segment began trading activities. Under Emerging Issues Task Force (EITF) Issue No. 98-10, “Accounting for Energy Trading and Risk Management Activities,” these trading activities are marked-to-market with unrealized gains and losses recorded to earnings (Note 4). In connection with entering into these energy trading activities, MCN changed its method of accounting for natural gas inventory held by Energy Marketing from the Last In First Out (LIFO) method to the Fair Value method.

Fair Value accounting for energy trading inventories is preferable because: (i) it better informs users of the financial statements of the company’s net commodity price risk with respect to its energy trading activities; (ii) it better aligns financial reporting for energy trading inventory with the way in which price risk is measured and managed as part of trading activities; and (iii) the company expects to continue its involvement with trading activities in the future.

In accordance with Accounting Principles Board Opinion No. 20, “Accounting Changes,” the financial statements of prior periods have been restated to apply the new inventory accounting

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

method retroactively. The effects of the accounting change on net income for the years ended December 31 were as follows:

	2000	1999	1998
(in Thousands, Except Per Share Amounts)
Net Income (Loss)

LIFO method	$(25,218)	$(30,848)	$(286,468)

Effect of accounting change	134,086	11,919	(12,404)

Fair Value method	$108,868	$(18,929)	$(298,872)

Basic Earnings (Loss) Per Share

LIFO method	$(.29)	$(.37)	$(3.63)

Effect of accounting change	1.52	.15	(.16)

Fair Value method	$1.23	$(.22)	$(3.79)

Diluted Earnings (Loss) Per Share

LIFO method	$(.28)	$(.37)	$(3.63)

Effect of accounting change	1.50	.15	(.16)

Fair Value method	$1.22	$(.22)	$(3.79)

The balances of retained earnings for all prior periods have been adjusted for the effect of retroactively applying the new inventory accounting method.

4.  TRADING ACTIVITIES

During 2000, MCN’s Energy Marketing segment began trading activities by entering into transactions that better utilize its gas storage capacity and assets. Energy Marketing utilizes forward contracts, futures contracts, swap agreements, and natural gas inventories as part of its trading strategy. Forward contracts, financial instruments and storage capacity contracts used in connection with trading activities are marked-to-market utilizing quoted prices and recorded at their fair value in the Consolidated Statement of Financial Position and are shown as “Assets and Liabilities from Trading Activities.” Energy Marketing’s gas inventory is also recorded at fair value (Note 3). Unrealized gains and losses from forward contracts, financial instruments, storage contracts and inventories are recognized in revenues in the Consolidated Statement of Operations. The net realized and unrealized loss included in 2000 revenues from marking-to-market MCN’s forward contracts, financial instruments and storage contracts utilized in trading activities was $163,048,000 pre-tax ($105,981,000 net of taxes). The net unrealized gain included in 2000 revenues from marking-to-market MCN’s gas inventory was $206,286,000 pre-tax ($134,086,000 net of taxes).

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

6.  UNUSUAL CHARGES

a.  Pipelines & Processing

Gain on Sale of Joint Ventures: During 2000, MCN recognized a $24,138,000 pre-tax ($15,689,000 net of taxes) gain from the sale of its interest in the Jonah Gas Gathering Company.

During 2000, MCN recognized a $3,968,000 pre-tax ($2,579,000 net of taxes) gain from the sale of its interest in the Cardinal States Gathering Company.

Loss on Sale of Notes: During 2000, MCN recognized a $2,325,000 pre-tax ($1,511,000 net of taxes) loss from the sale of notes associated with its interest in Petro Source Partners Limited, a carbon dioxide pipeline partnership.

Property Write-Downs: During 1998, MCN recorded a $133,782,000 pre-tax ($86,959,000 net of taxes) write-off of its coal fines project. The economic viability of the project was dependent on coal briquettes produced from six coal fines plants qualifying for synthetic fuel tax credits and MCN’s ability to utilize or sell such credits. The plants were required to be in service by June 30, 1998, the date specified to qualify for the tax credits. Operating delays at the plants in the 1998 third quarter significantly increased the possibility that the Internal Revenue Service (IRS) would challenge the project’s eligibility for tax credits. In addition, there was uncertainty as to whether MCN could utilize or sell the credits. These factors led to MCN’s decision to record an impairment loss equal to the carrying value of the plants, reflecting the likely inability to recover such costs. MCN filed a request with the IRS seeking a factual determination that its coal fines plants were in service on June 30, 1998. The IRS has concluded that the six coal fines plants met the “in-service” deadline for purposes of claiming synthetic-fuel tax credits. In December 1999, MCN sold four coal fines plants to DTE (Note 7a).

During 1998, MCN also recorded an impairment loss of $3,899,000 pre-tax ($2,534,000 net of taxes) relating to an acquired out-of-service pipeline in Michigan. MCN reviewed the business alternatives for this asset and determined that its development is unlikely. Accordingly, MCN recorded an impairment loss equal to the carrying value of this asset.

b.  Electric Power

Gain on Sale of Joint Ventures: During 2000, MCN sold its interest in the Cobisa-Person facility resulting in a pre-tax gain of $1,298,000 ($844,000 net of taxes).

During 2000, MCN recognized a $41,138,000 pre-tax ($26,740,000 net of taxes) gain from the sale of its interest in the Michigan Power Project and its remaining interest in the Ada Cogeneration facility. In 1998, MCN sold a 50% interest in the Ada Cogeneration facility recognizing a gain of $3,911,000 pre-tax ($2,542,000 net of taxes).

During 2000, MCN recognized a $3,672,000 pre-tax ($2,387,000 net of taxes) gain from the sale of its interest in the Carson Cogeneration facility.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Gain on Contracts: During 1998, MCN recognized a $6,000,000 pre-tax ($3,900,000 net of taxes) gain from the sale of certain gas sales contracts.

d.  Exploration & Production

Gain and Losses on Investment: During 2000, MCN recognized a gain from the sale of its investment in the common stock of an E&P company totaling $7,638,000 pre-tax ($4,965,000 net of taxes). During 1999 and 1998, MCN recognized losses from the write-down of this investment totaling $7,456,000 pre-tax ($4,846,000 net of taxes) and $6,135,000 pre-tax ($3,987,000 net of taxes), respectively. The losses were due to declines in the fair value of the securities that were not considered temporary.

Property Write-Downs: During 1999, MCN recognized a $52,000,000 pre-tax ($33,800,000 net of taxes) write-down of its gas and oil properties under the full cost method of accounting, due primarily to an unfavorable revision in the timing of the production of proved gas and oil reserves as well as reduced expectations of sales proceeds on unproved acreage.

During 1999, MCN recorded a $2,340,000 pre-tax ($1,521,000 net of taxes) write-down relating to unproved property which is not included in the full cost pool. An impairment loss was recorded representing the amount by which the carrying value exceeded the appraised value of the property.

During 1998, MCN recognized write-downs of its gas and oil properties totaling $416,977,000 pre-tax ($271,035,000 net of taxes). The write-downs were also the result of MCN’s capitalized exploration and production costs exceeding the full cost ceiling.

Losses on Sale of Properties: During 1999, MCN recognized losses from the sale of its Western, Midcontinent/ Gulf Coast and Appalachian E&P properties totaling $81,989,000 pre-tax ($53,293,000 net of taxes). Subsequent adjustments in 2000 related to these sales reduced the losses by $4,326,000 pre-tax ($2,812,000 net of taxes).

e.  Corporate & Other

Restructuring Charge: During 1998, MCN recorded a $10,390,000 pre-tax ($6,753,000 net of taxes) restructuring charge related to a corporate realignment designed to improve operating efficiencies through a more streamlined organizational structure. The realignment included cost saving initiatives expected to reduce operating expenses. As of December 31, 2000, payments of $8,696,000 have been charged against the restructuring accruals relating to severance and termination benefits

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

and net lease costs. The remaining restructuring costs of $1,694,000 are expected to be paid through 2006.

f.  Gas Distribution

Property Write-Downs: During 2000, MCN recognized a $9,651,000 pre-tax ($7,943,000 net of taxes) write-down of its heating, ventilation and cooling company. MCN sold this company in January 2001 (Note 7d), and the resulting write-down represents the amount by which the carrying value exceeded the estimated fair value of the company.

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

7.  ACQUISITIONS AND DISPOSITIONS

a.  Pipelines & Processing

In January 2001, MCN sold its 33 1/3% interest in MCNIC Black Marlin Offshore Company for approximately $3,100,000.

During 2000, MCN sold its 35% interest in the Jonah Gas Gathering Company for approximately $45,000,000.

During 2000, MCN sold its 50% interest in the Cardinal States Gathering Company for approximately $60,000,000.

During 1999, MCN acquired a 43% interest in KCI Compression Company L.P. which provides a full range of natural gas compression services. The cost of the acquisition totaled $22,500,000 and is accounted for under the equity method.

During 1999, MCN sold four coal fines plants to DTE in an arms-length transaction that is independent of the pending merger. The sales price will depend on total production performance of the four plants. DTE made an initial payment of $45,000,000 and this payment will be adjusted up to $152,000,000 or down to zero based on the results of a 36-month production test period. MCN has deferred recognizing any gain on this sale pending the results of the test period.

b.  Electric Power

International Facility: As part of its strategic direction, MCN will manage and develop its existing international joint venture to maintain its value. Any disposition of such investment will be evaluated to maximize shareholder value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In 1997, MCN acquired a 40% interest in the common equity of Torrent Power Limited (TPL), a joint venture that holds minority interests in electric distribution companies and power generation facilities located in the state of Gujarat, India. In 1997 and 1998, MCN acquired preference shares in TPL, bringing the total cost of the acquisitions to $121,200,000. In 1999, MCN completed the sale of its interest in TPL for approximately $130,000,000, resulting in an immaterial gain.

Qualifying and Other Facilities: As part of the merger agreement with DTE, MCN agreed to sell its interest in five power projects, four of which are “Qualifying Facilities” as defined by the Public Utility Regulatory Policies Act of 1978, as amended (Note 2).

During 2000, MCN sold its 95% interest in the Cobisa-Person facility, a 140 megawatt (MW) power plant that was under construction in New Mexico, for approximately $1,700,000.

During 2000, MCN sold its 50% interest in the Michigan Power Project, a 123 MW cogeneration plant located in Ludington, Michigan, and its remaining 50% interest in the Ada Cogeneration facility, a 30 MW cogeneration plant located in Ada, Michigan, for $57,500,000. During 1998, MCN sold a 50% interest in the Ada Cogeneration facility for approximately $11,500,000.

During 2000, MCN sold its 33 1/3% interest in the Carson Cogeneration facility, a 42 MW cogeneration plant located in California, for $3,000,000.

During 2000, MCN sold its 23% ownership in Midland Cogeneration Venture (MCV), a 1,370 MW cogeneration facility located in Michigan, for approximately $105,000,000. Under the terms of the sales agreement, if MCN does not merge with DTE, MCN may reacquire its 23% interest in MCV.

c.  Exploration & Production

During 1999, MCN sold its Western, Midcontinent/ Gulf Coast and Appalachian E&P properties, representing 643 Bcf equivalent of proved reserves, for approximately $409,000,000.

d.  Gas Distribution

In January 2001, MCN sold its heating, ventilation and cooling company for $2,000,000.

8.  GAS IN INVENTORY

Inventory gas is priced on a LIFO basis for Gas Distribution operations. During 2000, MichCon liquidated 24.5 Bcf of prior years’ LIFO layers at an average cost of $2.49 per thousand cubic feet (Mcf). MichCon’s average gas purchase rate in 2000 was $.37 per Mcf higher than the average LIFO liquidation rate. Applying LIFO costs in valuing the liquidation, as opposed to using the average gas purchase rate, decreased 2000 reported cost of gas by $9,055,000 and increased earnings by $5,886,000. At December 31, 2000, the replacement cost of gas remaining in storage exceeded the $13,586,000 LIFO cost by $533,066,000. At December 31, 1999, the replacement cost exceeded the $74,150,000 LIFO cost by $146,563,000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.  REGULATORY MATTERS

a.  Regulatory Reform Plan

MichCon is currently operating under its Regulatory Reform Plan, which includes a comprehensive experimental three-year Customer Choice Program designed to offer all sales customers added choices and greater price certainty. The Customer Choice Program began in April 1999, and approximately 70,000 customers chose to purchase natural gas from suppliers other than MichCon. Year two of the program began in April 2000, and the number of participating customers declined to 55,000. Although year three of the program is scheduled to begin in April 2001, permitting up to 225,000 customers to participate, MichCon has requested the MPSC to modify the program to encourage greater participation (Note 9b). Under the existing program, there is also a volume limitation of 30 Bcf on commercial and industrial participants in 2001. MichCon will continue to transport and deliver the gas to the participating customers’ premises at prices that generate favorable margins.

The Regulatory Reform Plan also includes a Gas Sales Program that suspended the GCR mechanism for customers who continue to purchase gas from MichCon, and fixed the gas commodity component of MichCon’s sales rates at $2.95 per Mcf for the three-year period that began in January 1999. The suspension of the GCR mechanism allows MichCon to profit from its ability to purchase gas at less than $2.95 per Mcf. The program also increases MichCon’s risk associated with generating positive margins. As part of its gas acquisition strategy, MichCon has entered into fixed-price contracts at costs below $2.95 per Mcf for approximately 65% of its expected 2001 supply requirements under the Gas Sales Program.

The Plan also encompasses an income sharing mechanism that allows customers to share in profits when actual returns on equity from utility operations exceed predetermined thresholds. Based on the MPSC approved formula, management believes that no income sharing was required in 1999 and 2000.

b.  Proposed Regulatory Changes

The MPSC is continuing its initiatives designed to give all of Michigan’s natural gas customers added choices and the opportunity to benefit from lower gas costs resulting from competition. In October 2000, the MPSC issued an order that provides uniform terms and conditions for a new voluntary customer choice program in Michigan. Key aspects of the order include: (i) continuing customer choice on a permanent and expanding basis; (ii) eliminating fixed commodity rates in favor of GCR rates that reflect market prices; and (iii) investigating the potential unbundling of additional services offered by Michigan gas utilities.

In December 2000, MichCon filed applications with the MPSC to modify the experimental Customer Choice and Gas Sales Programs as outlined in the MPSC’s October 2000 order. Among other things, the proposed modifications would become effective in April 2001, and: (i) replace the experimental three-year Customer Choice Program with a permanent choice program, (ii) replace the current $2.95 per Mcf gas commodity charge included in gas sales rates with a GCR factor, and (iii) eliminate the current income sharing provision. Irrespective of the outcome of the proceeding, MichCon will return to a GCR mechanism no later than January 2002.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The proposed permanent choice program would expand customer participation to be phased in over a three-year period. In year one, 40% of MichCon’s customers could elect to purchase gas from suppliers other than MichCon. In year two, 60% of customers would be eligible and by year three, all of MichCon’s 1.2 million customers could participate in the program. Under the proposed GCR mechanism, MichCon’s gas sales rates would include a gas commodity component designed to recover its actual gas costs. MichCon could no longer profit from selling gas to customers who choose not to participate in the permanent choice program. Under the proposal, MichCon could sell its fixed-price supply contracts that are at prices significantly below current market prices and refund any proceeds to eligible customers. Additionally, MichCon could refund all or a portion of the income earned from selling gas at $2.95 under the current experimental Gas Sales Program.

c.  Gas Cost Recovery Proceedings

The GCR process was suspended with the implementation of MichCon’s Regulatory Reform Plan in January 1999. In February 1999, MichCon filed its GCR reconciliation case covering gas costs incurred during 1998 indicating an overrecovery of $18,000,000, including interest. During the first quarter of 1999, MichCon refunded the overrecovery to customers. In July 2000, the MPSC issued an order on this case indicating that an additional $3,200,000, including $740,000 of interest, had been overrecovered. MichCon refunded the additional overrecovery to customers in 2000 as a reduction in gas sales rates.

d.  Regulatory Assets and Liabilities

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following regulatory assets and liabilities were reflected in the Consolidated Statement of Financial Position as of December 31:

	2000	1999
(in Thousands)
Regulatory Assets

Deferred environmental costs (Note 14b)	$29,014	$31,173

Unamortized loss on retirement of debt	14,655	15,241

Other	995	811

	$44,664	$47,225

Regulatory Liabilities

Tax benefits amortizable to customers	$138,161	$136,236

Other	97	88

	$138,258	$136,324

Gas Distribution currently has regulatory precedents and orders in effect which provide for the probable recovery or refund of its regulatory assets and liabilities. Future regulatory changes or changes in the competitive environment could result in Gas Distribution discontinuing the application of SFAS No. 71 for all or part of its business and require the write-off of the portion of any regulatory asset or liability that was no longer probable of recovery or refund. If MCN were to have discontinued the application of SFAS No. 71 for all of its operations as of December 31, 2000, it would have had an extraordinary non-cash increase to net income of approximately $60,800,000. Management believes that currently available facts support the continued application of SFAS No. 71.

e.  Other Rate Matters

In March 2000, several shippers on MichCon’s northern Michigan gathering system filed a complaint requesting that the MPSC issue an order reducing the rate charged for Antrim gas transportation services from $.090 per Mcf to approximately $.039 to $.031 per Mcf. The complaint also included a request for refunds of approximately $21,000,000 for periods during which the rate was in effect. The presiding MPSC Administrative Law Judge (ALJ) found that no refunds of prior rates are required. The MPSC staff has proposed a rate of $.049 per Mcf which would result in an annual revenue reduction of approximately $4,500,000. In February 2001, the ALJ issued a proposal for decision supporting the MPSC staff’s position. MichCon is defending its proposed rate of $.088 per Mcf, however, it is unable to predict the outcome of this complaint.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.	CREDIT FACILITIES, SHORT-TERM BORROWINGS AND
LONG-TERM DEBT

Detailed information on long-term debt, excluding current requirements, is as follows:

	2000	1999
(in Thousands)
First Mortgage Bonds, interest payable semi-annually

5 3/4% series due 2001	$–	$20,000

8% series due 2002	17,314	17,314

6.72% series due 2003	4,150	4,150

6.80% series due 2003	15,850	15,850

7.15% series due 2006	40,000	40,000

7.21% series due 2007	30,000	30,000

7.06% series due 2012	40,000	40,000

8 1/4% series due 2014	80,000	80,000

7.60% series due 2017	14,747	14,932

7 1/2% series due 2020	28,663	29,352

9 1/2% series due 2021	40,000	40,000

6 3/4% series due 2023	15,301	15,982

7% series due 2025	40,000	40,000
Remarketable Securities, interest payable semi-annually

6.375% series due 2008	100,000	100,000

6.30% series due 2011	–	100,000

6.35% series due 2012	100,000	100,000

6.45% series due 2038	75,000	75,000

6.20% series due 2038	75,000	75,000
Senior Notes, interest payable quarterly

6.85% series due 2038	53,732	54,863

6.85% series due 2039	55,000	55,000
Medium-Term Notes, interest payable semi-annually

6.03% series due 2001	–	60,000

6.89% series due 2002	90,000	90,000

6.32% series due 2003	60,000	60,000

7.12% series due 2004	60,000	60,000

Commercial Paper and Bank Borrowings	–	200,000

Project Loan Due 2006, interest payable quarterly	–	10,560

Long-Term Capital Lease Obligations	2,260	3,482

Other Long-Term Debt	11,792	17,413

Net Unamortized Premium	8,016	8,719

	$1,056,825	$1,457,617

Substantially all of the net utility properties of MichCon, totaling approximately $1,180,000,000, are pledged as security for the payment of outstanding first mortgage bonds.

Maturities and sinking fund requirements during the next five years for long-term debt outstanding at December 31, 2000 are $183,500,000 in 2001, $210,700,000 in 2002, $258,100,000 in 2003, $62,800,000 in 2004 and $2,400,000 in 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Diversified Energy – At December 31, 2000, MCNEE had credit lines permitting borrowings of up to $300,000,000 under a 364-day revolving credit facility and up to $200,000,000 under a three-year revolving credit facility. Both credit facilities expire in July 2001. These facilities support MCNEE’s $400,000,000 commercial paper program. MCNEE usually issues commercial paper in lieu of an equivalent amount of borrowings under these lines of credit. Commercial paper and bank borrowings outstanding at December 31, 2000 and 1999 totaling $293,400,000 and $152,350,000, respectively, were classified as short term. The remaining 1999 commercial paper and bank borrowings of $200,000,000 were classified as long term. Commercial paper and bank borrowings outstanding as of December 31, 2000 and 1999 were at weighted average interest rates of 7.5% and 6.7%, respectively. Fees are paid to compensate banks for lines of credit.

During 2000, MCN paid the outstanding balance of its $290,000,000 revolving credit agreement.

In 1998, MCNEE issued a total of $300,000,000 of remarketable debt securities with various interest rates and maturity dates. These securities are senior unsecured obligations of MCNEE and are subject to an MCN guaranty. The securities are structured such that at a specified future remarketing date the remarketing agents may elect to remarket the securities whereby the annual interest rate will be reset. MCNEE received option premiums in return for the remarketing option. If the remarketing agents elect not to remarket the securities, MCNEE will be required to repurchase the securities at their principal amounts. The option premiums received, net of financing costs incurred, totaled $5,709,000 and are being amortized to income over the life of the debt. The remarketing dates are in April 2001, 2002 and 2003. The $100,000,000 of remarketable debt subject to remarketing in April 2001 is currently classified as short term.

MCNEE has variable interest rate swap agreements with a combined notional amount of $80,000,000 which mature in 2001. The swap agreements effectively increased the average cost of related debt from 6.4% to 6.5% for the year ended December 31, 2000.

Gas Distribution – At December 31, 2000, MichCon had credit lines permitting borrowings of up to $200,000,000 under a 364-day revolving credit facility and up to $150,000,000 under a three-year revolving credit facility. Both credit facilities expire in July 2001. MichCon issues commercial paper in lieu of an equivalent amount of borrowings under these lines of credit. Commercial paper outstanding at December 31, 2000 and 1999 totaled $277,716,000 and $235,870,000 and was at weighted average interest rates of 7.2% and 6.4%, respectively. This debt is classified as short term. Fees are paid to compensate banks for lines of credit.

In 2000, MichCon repaid $12,320,000 of a non-utility subsidiary’s term debt that was scheduled to mature in 2006.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Non-utility subsidiaries of MichCon have amounts outstanding under a nonrecourse credit agreement. Under the terms of the agreement, certain alternative variable interest rates are available at the borrowers’ option during the life of the agreement. Quarterly principal payments are made, with a final installment due November 2005. The loan is secured by a pledge of stock of the borrowers and a security interest in certain of their assets. MichCon may be required to support the credit agreement through limited capital contributions to the subsidiaries if certain cash flow and operating targets are not met. At December 31, 2000 and 1999, $15,190,000 and $21,900,000 were outstanding at weighted average interest rates of 7.1% and 6.6%, respectively.

MichCon has variable interest rate swap agreements with notional principal amounts aggregating $80,000,000 in connection with its first mortgage bonds. Swap agreements of $40,000,000 through May 2002 have reduced the average cost of the related debt from 7.3% to 7.0% for the year ended December 31, 2000. Swap agreements of $40,000,000 through May 2005 have reduced the average cost of the related debt from 7.1% to 6.6% for the year ended December 31, 2000.

11.  PREFERRED AND HYBRID SECURITIES

a.  MCN-Obligated Mandatorily Redeemable Preferred Securities of Subsidiaries

MCN has established various trusts and a partnership formed for the sole purpose of issuing preferred securities and lending the gross proceeds thereof to MCN. The sole assets of the trusts and partnership are debentures of MCN with terms similar to those of the related preferred securities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Summarized information for MCN-obligated mandatorily redeemable preferred securities of subsidiaries holding solely debentures of MCN is as follows:

	December 31,		Liquidation	Maturity of	Earliest
			Value	Underlying	Redemption
	2000	1999	Per Share	Security	Date
(in Thousands of Dollars, Except Per Share Amounts)
MCN Financing I

8 5/8% Trust Originated Preferred Securities	$77,222	$77,145	$25	2036	2001
(3,200,000 preferred securities) Dividends payable quarterly
MCN Financing II

8 5/8% Trust Preferred Securities	96,668	96,585	25	2038	2003
(4,000,000 preferred securities) Dividends payable quarterly
MCN Michigan Ltd. Partnership

9 3/8% Redeemable Cumulative Preferred Securities, Series A	97,065	96,942	25	2024	1999
(4,000,000 preferred securities) Dividends payable monthly
MCN Financing III

7.25% preferred securities and 8% FELINE PRIDES	1,529	132,250	50	2002	2002
(30,600 and 2,645,000 securities outstanding, respectively) Dividends payable quarterly

	$272,484	$402,922

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

In the event of default, holders of the preferred securities will be entitled to exercise and enforce the trusts’ and partnership’s creditor rights against MCN, which may include acceleration of the principal amount due on the debentures. MCN has issued guaranties with respect to payments on the preferred securities. These guaranties, when taken together with MCN’s obligations under the debentures, the related indenture, and the trusts and partnership documents, provide full and unconditional guaranties of the trusts’ and partnership’s obligations under the preferred securities to the extent of the funds available therefor.

Financing costs for these issuances were deferred and are reflected as a reduction in the carrying value of the preferred securities. These costs are being amortized using the straight-line method over the estimated lives of the related securities.

In addition to the similar provisions previously discussed, the 8% FELINE PRIDES securities matured on May 16, 2000. Each security initially represented a stock purchase contract and a 7.25%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

preferred security. Under each stock purchase contract, MCN was obligated to sell, and the FELINE PRIDES holder was obligated to purchase between 1.4132 and 1.7241 shares of MCN common stock for $50. The FELINE PRIDES holders put $130,721,000 of preferred securities to satisfy the stock purchase commitment. MCN also received $1,529,000 of cash from FELINE PRIDES holders who chose to retain the preferred securities. The 30,600 preferred securities outstanding at December 31, 2000 mature on May 16, 2002. MCN issued 4,557,000 shares of common stock in 2000 in connection with the FELINE PRIDES.

MCN redeemed $100,000,000 of 6.85% Single Point Remarketed Reset Capital Securities during 1999.

b.  Preferred Securities

MCN is authorized to issue 25,000,000 shares of no par value preferred stock, and MichCon is authorized to issue 7,000,000 shares of preferred stock with a par value of $1 per share and 4,000,000 shares of preference stock with a par value of $1 per share. At December 31, 2000, no issuances of preferred or preference stock were made under these authorizations.

c.  Enhanced PRIDES

MCN issued 5,865,000 of Preferred Redeemable Increased Dividend Equity Securities (Enhanced PRIDES) in 1996. Each security represented a contract to purchase one share of MCN common stock. The Enhanced PRIDES were converted into MCN common stock in April 1999, and as a result MCN received cash proceeds totaling approximately $135,000,000.

12.  COMMON STOCK AND EARNINGS PER SHARE

a.  Common Stock

In May 2000, MCN issued 4,557,000 shares of common stock in connection with the maturing of the FELINE PRIDES securities (Note 11a). In April 1999, MCN issued 5,865,000 shares for the redemption of the Enhanced PRIDES. In 1998, MCN issued approximately 310,000 shares in conjunction with the acquisition of heating, ventilation and cooling companies.

MCN has traditionally issued new shares of common stock pursuant to its Direct Stock Purchase and Dividend Reinvestment Plan and various employee benefit plans. Beginning in 1999, shares issued under these plans are acquired by MCN through open market purchases. There were no issuances of common stock under these plans in 2000. The number of shares issued was approximately 67,000 in 1999 and 1,190,000 in 1998, generating net proceeds of $1,200,000 and $20,200,000, respectively.

b.  Stock Incentive Plan

MCN’s Stock Incentive Plan authorizes the use of performance units, stock options, restricted stock or other stock-related awards to key employees, primarily management. Stock-based awards encourage a strategic focus of long-term performance and have high employee retention value. Prior to 1999, MCN’s policy was to issue all stock based awards in the form of performance units. In 1999, MCN revised its policy whereby 50% of any stock-related awards would be in the form of stock options. The remaining 50% of any awards would continue to be in the form of performance units.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As a result of MCN shareholders approving the pending merger with DTE (Note 2) in December 1999, provisions of the Stock Incentive Plan provided for the immediate vesting of all performance units and stock options outstanding. The performance unit grants outstanding vested at no less than 100%, and were based on MCN’s total shareholder return relative to its peer group at the date of the shareholders’ vote. Subject to stock ownership guidelines, participants had a one-time choice to have the value of their options and performance units paid in cash at a weighted value of $25.00 per share.

No awards were made under the Plan in 2000 as a result of the proposed merger. However, certain MCN executives received letters from DTE detailing a grant of DTE stock options and performance shares to be made upon merger closing. During 1999 and 1998, MCN granted 83,950 and 293,116 performance units, respectively, with a weighted-average grant date fair value of $17.25 and $37.00 per unit, respectively. The performance units were denominated in shares of MCN common stock and were determined based on MCN’s total shareholder return relative to the peer group. Participants received dividend equivalents on the units granted. Participants must retain 50% of any common shares paid until certain stock ownership guidelines are met.

During 1999, in lieu of participating in the cash bonus plan, certain employees of MCN were granted a total of 158,539 special performance units, with an average grant date fair value of $18.875 per unit. The special award was made in order to better focus the employees on the need to rebuild shareholder value and to address retention concerns.

In 1999, MCN granted 650,410 stock options with a grant date fair value of $2.67 per option. Each option allows the participant to purchase one share of MCN common stock at $17.25, which was the market price of MCN’s common shares on the grant date. The options were set to vest ratably over the three years following date of grant and expire in the tenth year following date of grant. During 2000, participants elected to have the value of 324,660 options paid in cash. Additionally, 8,435 options were exercised in 2000 resulting in 239,615 options outstanding at December 31, 2000. During 1999, 64,820 options were forfeited and 12,880 options were exercised resulting in 572,710 options outstanding at December 31, 1999.

MCN accounts for stock-based compensation awards under the fair value-based method as prescribed under SFAS No. 123, “Accounting for Stock-Based Compensation.” Accordingly, the costs of performance units and stock options awarded, generally measured at their fair value on the grant date, are recorded as compensation expense and Additional Paid-in Capital over their vesting period.

There was no stock-based compensation cost recognized in 2000. Stock-based compensation cost recognized during 1999 for all awards outstanding totaled $24,537,000. MCN’s 1999 stock-based compensation expense includes the effect of the accelerated vesting of all awards outstanding. A stock-based compensation benefit of $3,625,000 was recognized during 1998 for all awards outstanding as a result of a reduction in the number of performance units expected to vest. At December 31, 2000, there were 5,143,730 shares available to be issued under the Stock Incentive Plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

A reconciliation of both calculations for 2000 is shown below. In 1999 and 1998, potentially dilutive securities have been excluded from the diluted EPS calculation since their inclusion would have been antidilutive.

	Income (Loss)	Weighted	Earnings
	Before Acctg.	Average	(Loss) Per
	Change	Common Shares	Share
(in Thousands, Except Per Share Amounts)
2000

Basic Earnings Per Share	$108,868	88,398	$1.23

Stock-based compensation plans	–	709

Diluted Earnings Per Share	$108,868	89,107	$1.22

1999

Basic and Dilutive Loss Per Share	$(16,057)	83,407	$(.19)

1998

Basic and Dilutive Loss Per Share	$(298,872)	78,823	$(3.79)

13.  CAPITAL AND OPERATING LEASES

Lessee – MCN leases certain property (principally a warehouse, office buildings and parking structure) under capital lease arrangements expiring at various dates to 2006, with renewal options extending beyond that date. Portions of the office buildings and parking structure are subleased to various tenants. Long-term capital lease obligations are not significant.

Minimum rental commitments related to non-cancelable operating leases outstanding at December 31, 2000 are $5,385,000 in 2001, $4,612,000 in 2002, $2,956,000 in 2003, $2,754,000 in 2004, $2,411,000 in 2005 and $146,000 thereafter.

Total minimum lease payments for operating leases have not been reduced by future minimum sublease rentals totaling $4,028,000 under non-cancelable subleases.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Operating lease payments for the years ended December 31, 2000, 1999 and 1998 were $4,736,000, $5,351,000 and $6,774,000, respectively.

Lessor – MichCon leases a portion of its pipeline system to the Vector Pipeline Partnership through a capital lease arrangement that expires in 2020, with renewal options extending for five years. The components of the net investment in the capital lease at December 31 follows:

2000
(in Thousands)
2001	$9,000

2002	9,000

2003	9,000

2004	9,000

2005	9,000

Thereafter	134,250

Total minimum future lease receipts	179,250

Residual value of leased pipeline	39,741

Less – unearned income	(133,596)

Net investment in capital lease	85,395

Less – current portion	(9,000)

$76,395

14.  COMMITMENTS AND CONTINGENCIES

a.  Personal Property Taxes

In 1998, MichCon began filing its personal property tax information with local taxing jurisdictions which reflected a change in the calculation of the value of personal property subject to taxation. The revised calculation excludes intangible costs from the value of personal property. A number of local taxing jurisdictions have accepted the revised calculation, and MichCon recorded lower property tax expense in 2000, 1999 and 1998 associated with the accepting taxing jurisdictions. MichCon has also filed appeals to recover excess payments made in 1996 and 1997 based on the revised calculation.

Additionally, MichCon and other Michigan utilities have asserted that Michigan’s valuation tables result in the substantial overvaluation of utility personal property. Valuation tables established by the Michigan State Tax Commission (STC) are used to estimate the reduction in value of personal property based on the property’s age. In November 1999, the STC approved new valuation tables that more accurately recognize the value of a utility’s personal property. The new tables became effective in 2000 and are being used for current year assessments in most jurisdictions. However, several local taxing jurisdictions have taken legal action attempting to prevent the STC from implementing the new valuation tables and have continued to prepare assessments based on the superceded tables. The legal actions regarding the appropriateness of the new tables are currently before the Michigan Tax Tribunal (MTT) which issued an order in June 2000 stating that the tables are presumed to be correct, thus assigning the burden of proving otherwise to the taxing jurisdictions. The trial being heard before the MTT began in December 2000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

MichCon will seek to apply the new tables retroactively and to ultimately settle the pending tax appeals related to prior periods. This is a solution supported by the STC in the past. The legal action, along with possible additional appeals by local taxing jurisdictions, is expected to delay recoveries related to the new valuation tables.

b.  Environmental Matters

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

MCN notified more than 50 current and former insurance carriers of the environmental conditions at these former MGP sites. MCN concluded settlement negotiations with certain carriers in 1996 and 1997 and has received payments from several carriers. In October 1997, MCN filed suit against major nonsettling carriers seeking recovery of incurred costs and a declaratory judgment of the carriers’ liability for future costs of environmental investigation and remediation costs at former MGP sites. Settlements were reached with a number of carriers with payments received during 2000.

During 2000, 1999 and 1998, MCN spent $1,618,000, $724,000 and $1,649,000, respectively, investigating and remediating these former MGP sites. At December 31, 2000, the reserve balance

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

was $32,750,000 of which $4,500,000 was classified as current. Any significant change in assumptions, such as remediation techniques, nature and extent of contamination and regulatory requirements, could impact the estimate of remedial action costs for the sites and, therefore, have an effect on MCN’s financial position and cash flows. However, management believes that the cost deferral and rate recovery mechanism approved by the MPSC will prevent environmental costs from having a material adverse impact on MCN’s results of operations.

Mercury regulators – As a result of the increasing public concern regarding mercury contamination in homes served by other utilities, and because new more sensitive mercury detection equipment exists, MichCon initiated a two-phase testing program in September 2000 to ensure its mercury handling procedures are safe, effective and protect public health. During the years 1936 to 1959, some of the regulators MichCon installed in customer homes contained a small amount of mercury, which is used to help measure the pressure of gas flowing into a meter. Less than 15% of MichCon’s more than one million residential customers have ever had this type of regulator.

The regulators operate safely, however when a regulator is removed there is a potential for an accidental release of mercury. To minimize this risk, MichCon employees are trained in the safe removal of these regulators, which are disposed of through an environmental recycling and waste disposal company.

MichCon implemented the two-phase testing program in conjunction with the EPA and the Michigan Department of Community Health (MDCH). The new mercury detection equipment made available by the EPA allowed MichCon to re-test 39 homes where an accidental release of mercury occurred during the 1990s. MichCon completed this phase I testing in December 2000 with additional cleanup undertaken at 13 homes to the satisfaction of the EPA and the MDCH. In February 2001, phase II of the testing program was implemented, which involves the statistical sampling of up to 4,000 customer homes in which mercury regulators may have once existed. Management believes the possibility is remote that customers have been exposed to unsafe levels of mercury from MichCon’s equipment. Through December 31, 2000, MichCon had accrued approximately $3,500,000 in costs related to the mercury regulators, of which $2,500,000 had been incurred during phase I testing. Management cannot predict the final disposition of this matter, but does not believe it will have a material adverse impact on MCN’s financial statements.

Formerly owned storage field – In 1998, MichCon received written notification from ANR Pipeline Company (ANR), alleging that MichCon has responsibility for a portion of the costs associated with responding to environmental conditions present at a natural gas storage field in Michigan currently owned and operated by an affiliate of ANR. At least some portion of the natural gas storage field was formerly owned by MichCon. ANR’s allegations are being evaluated to determine whether and to what extent, if any, MichCon may have legal responsibility for these costs. Management does not believe this matter will have a material adverse impact on MCN’s financial statements.

c.  Guaranties

MCN has a 47.5% interest in a partnership that owns and operates a natural gas transmission and distribution system located in southern Missouri. MCN has issued a guaranty for the full amount of financing obtained by the partnership, and one of the parties to the partnership is obligated to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

reimburse MCN for 50% of any payments made as a result of this guaranty. Borrowings outstanding under the loan totaled $29,000,000 at December 31, 2000.

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

d.  Commitments

In 1997, MCN’s 50%-owned partnership, Washington 10 Storage Partnership (W-10), entered into a leveraged lease transaction to finance the conversion of a depleted natural gas reservoir into a 42 Bcf storage facility. The storage facility began operations in mid-1999 and cost $160,000,000 to develop. MCN has entered into a contract with W-10 to market 100% of the capacity of the storage field through 2029. Under the terms of the marketing contract, MCN is obligated to generate sufficient revenues to cover W-10’s lease payments and certain operating costs, which average approximately $16,000,000 annually. As of December 31, 2000, MCN had long-term contracts in place through 2016, utilizing 20% to 40% of the field’s capacity, thereby effectively reducing its commitments under the marketing contract. A significant portion of the remaining capacity is utilized by MCN’s Energy Marketing operations, thereby effectively enhancing its ability to offer a reliable gas supply during peak winter months.

To ensure a reliable supply of natural gas at competitive prices, MCN has entered into long-term purchase and transportation contracts with various suppliers and producers. In general, purchases are under fixed price and volume contracts or formulas based on market prices. MCN has firm purchase commitments through 2009 for approximately 621 Bcf of gas, approximately 168 Bcf of which are Gas Distribution purchase commitments. MCN expects that sales, based on warmer-than-normal weather, will exceed its minimum purchase commitments. MCN has long-term transportation and storage contracts with various companies expiring on various dates through the year 2016. MCN is also committed to pay demand charges of approximately $111,900,000 during 2001 related to firm purchase and transportation agreements. Of this total, approximately $43,800,000 relates to Gas Distribution.

Capital investments for 2001 are expected to approximate $160,000,000. Certain commitments have been made in connection with such capital investments.

e.  Other

MCN is involved in certain legal and administrative proceedings before various courts and governmental agencies concerning claims arising in the ordinary course of business. These proceedings include certain contract disputes between Gas Distribution and gas producers. Management cannot predict the final disposition of such proceedings, but believes that adequate provision has been made for probable losses. After discussion with legal counsel, it is management’s belief that the ultimate resolution of those proceedings still pending will not have a material adverse effect on MCN’s financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15.	RISK MANAGEMENT ACTIVITIES AND DERIVATIVE FINANCIAL INSTRUMENTS

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

In addition to managing commodity price risk, derivative instruments are used to manage price risk related to physical assets that support marketing activities. These physical assets include oil and gas production, pipeline transportation capacity and storage capacity. Energy Marketing uses a risk-based approach that includes both transactional and portfolio hedging strategies to minimize price risk. The intent of this disciplined approach is to maximize the value of the physical assets while minimizing associated risks.

The following table of natural gas and oil swap agreements outstanding at December 31 is summarized by fixed or variable prices to be received. Notional amounts represent the volume of transactions valued at the fixed or variable price that MCN has contracted to obtain. Notional

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

amounts do not represent the amounts exchanged by the parties to the swaps, and therefore do not reflect MCN’s exposure to commodity price or credit risks.

	2000	1999
(in Thousands of Dollars)
Fixed Price Receiver

Volumes (Bcf equivalent)	261.4	379.5

Notional value	$696,240	$930,213

Latest maturity	2013	2013
Variable Price Receiver

Volumes (Bcf equivalent)	538.2	512.9

Notional value	$2,841,027	$1,331,560

Latest maturity	2013	2013

At December 31, 2000, collateral in the form of cash totaling $132,830,000 was paid under derivative contracts and cash totaling $299,240,000 was received under derivative contracts.

a.  Commodity Price Hedging Activities

Natural gas and oil futures, options and swap agreements are used to manage Diversified Energy’s exposure to the risk of market price fluctuations on gas sale and purchase contracts, gas and oil production and gas inventories. Changes in the market value of contracts that qualify for hedge accounting are deferred until the hedged transaction is completed, at which time the realized gain or loss is included in earnings. Unrealized gains and losses on derivative contracts that are terminated or sold continue to be deferred until such time as the initial hedged transactions are completed. In the instance when a hedged item no longer exists or is no longer probable of occurring, unrealized gains and losses would be included in income unless the derivative is redesignated to a similar transaction and qualifies for hedge accounting.

The following assets and liabilities related to the use of gas and oil swap agreements are reflected in the Consolidated Statement of Financial Position at December 31.

	2000	1999
(in Thousands)
Deferred Swap Losses and Receivables

Unrealized losses	$61,457	$13,884

Receivables	327,231	40,089

	388,688	53,973

Less – current portion	215,016	10,066

	$173,672	$43,907

Deferred Swap Gains and Payables

Unrealized gains	$155,764	$29,596

Payables	246,012	48,066

	401,776	77,662

Less – current portion	162,569	12,700

	$239,207	$64,962

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In addition, at December 31, 2000, MCN had futures contracts that permit settlement by delivery of the underlying commodity of 22.2 Bcf with net unrealized gains of $31,400,000. At December 31, 1999, MCN had futures contracts of 71.6 Bcf with net unrealized losses of $87,000.

b.  Commodity Price Non-Hedging Activities

Energy Marketing utilizes forward contracts, futures contracts, swap agreements, and natural gas inventories as part of its trading activities. During 2000, MCN’s Energy Marketing segment established a trading strategy by entering into transactions that better utilize its gas storage capacity and assets (Note 4). Also during 1999, MCN entered into certain gas purchase and sales contracts that were deemed trading activities. These contracts were also accounted for under the mark-to-market method. The contracts did not significantly affect 1999 results and were effectively closed out by June 1999.

During 1999, MCN sold its Western, Midcontinent/ Gulf Coast and Appalachia E&P properties. At the time of the sales, MCN had not yet fully exited the natural gas and oil swap agreements and futures contracts that served as hedges of the price risk associated with the gas and oil produced from these properties. As a result, these natural gas and oil swap agreements and futures contracts were no longer considered hedges under definitions prescribed by the SEC and generally accepted accounting principles. Accordingly, these swap agreements and futures contracts were accounted for using the mark-to-market method, with unrealized gains and losses recorded in earnings. The swap agreements and futures contracts associated with the sold E&P properties did not significantly affect 1999 results and were effectively closed out in January 2000.

The average fair value of trading assets and liabilities during 2000 was $12,377,000 and $56,928,000, respectively.

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

At December 31, 2000, MCN had interest rate swap agreements with notional principal amounts totaling $160,000,000 (Note 10) and a weighted average remaining life of 1.9 years. At December 31, 1999, MCN had interest rate swap agreements with notional principal amounts totaling $184,333,000. The notional principal amounts are used solely to calculate amounts to be

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

paid or received under the interest rate swap agreements and approximate the principal amount of the underlying debt being hedged.

d.  New Accounting Pronouncement

As of January 1, 2001, MCN adopted SFAS No. 133, “Accounting For Derivative Instruments and Hedging Activities.” The Statement, as amended, requires all derivatives to be recognized in the statement of financial position as either assets or liabilities measured at their fair value and sets forth conditions in which a derivative instrument may be designated as a hedge. The Statement requires that changes in the fair value of derivatives be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative’s gains and losses to be recorded to other comprehensive income or to offset related results on the hedged item in earnings. The adoption of SFAS No. 133 will not impact the accounting for trading activities under EITF Issue No. 98-10 (Note 4).

MCN has identified interest rate swaps, options embedded in certain debt instruments, commodity forward contracts, commodity futures and swaps, and certain transportation contracts as derivatives. The cumulative effect of adopting SFAS No. 133 is expected to be an approximate $150,000,000 pre-tax ($100,000,000 net of taxes) decrease in earnings, and an approximate $100,000,000 pre-tax ($65,000,000 net of taxes) increase in other comprehensive income. The adoption will also impact assets and liabilities recorded in the statement of financial position.

The Derivatives Implementation Group (DIG), a committee created by the Financial Accounting Standards Board, is expected to continue providing guidance and clarification on SFAS No. 133 issues in 2001. It is possible the DIG could conclude on issues that would have a material impact on how MCN accounts for derivatives.

16.  FAIR VALUE OF FINANCIAL AND OTHER SIMILAR INSTRUMENTS

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The carrying amount and fair value of other financial instruments consist of the following:

	2000		1999

		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
(in Thousands)
Assets

Investment in debt and equity securities	$186,772	$186,772	$72,077	$72,077

Liabilities and Capitalization

Long-term debt, excluding capital lease obligations	1,054,565	1,037,390	1,454,135	1,406,957

Redeemable preferred securities	272,484	277,130	402,922	356,153

Derivative Financial and Other

Similar Instruments (Note 15)

Natural gas and oil swaps and futures with realized gains	173,645	173,645	20,310	20,310

with realized losses	(183,667)	(183,667)	(40,423)	(40,423)

with unrealized gains	187,164	187,164	29,596	29,596

with unrealized losses	(61,457)	(61,457)	(13,971)	(13,971)

Trading assets	25,953	25,953	–	–

Trading liabilities	(108,523)	(108,523)	–	–
Interest rate swaps

with unrealized gains	–	1,859	–	165

with unrealized losses	–	–	–	(723)

The fair values are determined based on the following:

•	Investment in debt and equity securities – carrying amount approximates fair value taking into consideration interest rates available to MCN for investments with similar assumptions.

•	Long-term debt – interest rates available to MCN for issuance of debt with similar terms and remaining maturities.

•	Redeemable cumulative preferred securities – quoted market prices on the New York Stock Exchange and interest rates available to MCN for issuance of preferred securities with similar terms.

•	Natural gas and oil swaps and futures, and interest rate swaps – estimated amounts that MCN would receive or pay to terminate the swap agreements and futures, taking into account current gas and oil prices, interest rates and the creditworthiness of the counterparties.

•	Trading assets and liabilities (Note 4) – estimated amounts that MCN would receive or pay to terminate the natural gas swap, futures or forward agreements, taking into account current gas prices and the creditworthiness of the counterparties. These amounts also include the estimated value of storage capacity contracts used in connection with trading activities.

•	Guaranties (Note 14c) – Management is unable to practicably estimate the fair value of the Southern Missouri and Harbortown guaranties due to the nature of the transactions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The fair value estimates presented herein are based on information available to management as of December 31, 2000 and 1999. Management is not aware of any subsequent factors that would significantly affect the estimated fair value amounts.

17.  RETIREMENT BENEFITS AND TRUSTEED ASSETS

a.  Pension Plan Benefits

Separate defined benefit retirement plans are maintained for union and nonunion employees. The plans are noncontributory, cover substantially all employees and generally provide for normal retirement at age 65, but with the option to retire earlier or later under certain conditions. The plans provide pension benefits that are based on each employee’s compensation and years of credited service. Currently these plans meet the full funding limitations of the Internal Revenue Code. Accordingly, no contributions for the 2000, 1999 or 1998 plan years were made.

Net pension credit for the years ended December 31 includes the following components:

	2000	1999	1998
(in Thousands)
Service Cost	$10,887	$13,413	$10,993

Interest Cost	37,575	36,562	38,046

Expected Return on Plan Assets	(89,321)	(81,455)	(74,383)
Amortization of

Net gain	(11,401)	(5,477)	(6,572)

Prior service cost	1,724	1,724	1,044

Net transition asset	(4,905)	(4,905)	(5,023)

Special Termination Benefits	–	–	5,054

Settlements	(2,756)	(4,363)	(7,300)

Net Pension Credit	$(58,197)	$(44,501)	$(38,141)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table sets forth a reconciliation of the obligations, assets and funded status of the plans as well as the amounts recognized as prepaid pension cost in the Consolidated Statement of Financial Position:

	2000	1999
(in Thousands)
Measurement Date	October 31	October 31

Accumulated Benefit Obligation at the End of the Period	$431,498	$436,041

Projected Benefit Obligation at the Beginning of the Period	$501,009	$562,500

Service Cost	10,887	13,413

Interest Cost	37,575	36,562

Actuarial (Gain) Loss	(4,692)	(68,247)

Settlements Due to Lump Sums	(8,509)	(12,319)

Regular Benefits	(30,817)	(30,900)

Projected Benefit Obligation at the End of the Period	$505,453	$501,009

Plan Assets at Fair Value at the Beginning of the Period	$959,130	$905,292

Actual Return on Plan Assets	94,677	93,931

Settlements Due to Lump Sums	(5,591)	(9,193)

Regular Benefits	(30,817)	(30,900)

Plan Assets at Fair Value at the End of the Period	$1,017,399	$959,130

Funded Status of the Plans	$511,946	$458,121
Unrecognized

Net gain	(294,437)	(295,499)

Prior service cost	16,000	17,724

Net transition asset	(19,036)	(24,070)

Prepaid Pension Cost	$214,473	$156,276

In determining the actuarial present value of the projected benefit obligation, the weighted average discount rate was 7.5% for 2000 and 1999, and 6.5% for 1998. The rate of increase in future compensation levels used was 5% for 2000, 1999 and 1998. The expected long-term rate of return on plan assets, which are invested primarily in equity and fixed income securities, was 9.5% for 2000, 1999 and 1998.

In 1998, MichCon implemented an early retirement program under which approximately 6% of its workforce retired in 1998 with incentives. The program increased the projected benefit obligation and 1998 pension costs by $5,054,000.

MCN also sponsors defined contribution retirement savings plans. Participation in one of these plans is available to substantially all union and nonunion employees. MCN matches employee contributions up to certain predefined limits based upon salary and years of credited service. The cost of these plans was $5,600,000 in 2000, $5,800,000 in 1999 and $5,600,000 in 1998.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

b.  Other Postretirement Benefits

MCN provides certain healthcare and life insurance benefits for retired employees who may become eligible for these benefits if they reach retirement age while working for MCN. These benefits are being accounted for under SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” which requires the use of accrual accounting. Upon adoption of SFAS No. 106, MCN deferred its 1993 postretirement costs related to Gas Distribution in excess of claims paid until 1994, when new rates to recover such costs became effective.

MCN’s policy is to fund certain trusts to meet its postretirement benefit obligations related to Gas Distribution. Separate qualified Voluntary Employees’ Beneficiary Association (VEBA) trusts exist for union and nonunion employees. There were no contributions made to the VEBA trusts in 2000 or 1999. Funding to the VEBA trusts totaled $2,200,000 in 1998. The expected long-term rate of return on plan assets that are invested in life insurance policies, equity securities and fixed income securities, was 9.8% for 2000, 1999 and 1998.

Net postretirement cost for the years ended December 31 includes the following components:

	2000	1999	1998
(in Thousands)
Service Cost	$4,470	$4,721	$4,044

Interest Cost	19,390	16,648	16,891

Expected Return on Plan Assets	(16,467)	(14,914)	(13,570)
Amortization of

Net gain	(5,403)	(4,511)	(5,723)

Net transition obligation	12,898	12,898	12,898

Special Termination Benefits	–	–	1,186

Total Postretirement Cost	14,888	14,842	15,726

Regulatory Adjustment	43	44	43

Net Postretirement Cost	$14,931	$14,886	$15,769

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table sets forth a reconciliation of the obligations, assets and funded status of the plans as well as the amounts recorded as accrued postretirement cost in the Consolidated Statement of Financial Position:

	2000	1999
(in Thousands)
Measurement Date	October 31	October 31

Accumulated Postretirement Benefit Obligation at the Beginning of the Period	$258,522	$256,147

Service Cost	4,470	4,721

Interest Cost	19,390	16,648

Actuarial (Gain) Loss	(22,225)	(6,514)

Benefits Paid	(13,259)	(12,480)

Accumulated Postretirement Benefit Obligation at the End of the Period	$246,898	$258,522

Plan Assets at Fair Value at the Beginning of the Period	$191,108	$174,279

Actual Return on Plan Assets	15,205	26,349

Company Contributions	–	2,200

Regular Benefits	(11,945)	(11,720)

Plan Assets at Fair Value at the End of the Period	$194,368	$191,108

Funded Status of the Plans	$(52,530)	$(67,414)
Unrecognized

Net gain	(144,989)	(129,429)

Net transition obligation	164,980	177,843

Regular Benefits Made After Measurement Date	(528)	–

Accrued Postretirement Liability	$(33,067)	$(19,000)

The rate at which healthcare costs are assumed to increase is the most significant factor in estimating MCN’s postretirement benefit obligation. MCN used a rate of 8% for 2001, and a rate that gradually declines each year until it stabilizes at 5% in 2006. A one percentage point increase in the assumed rates would increase the accumulated postretirement benefit obligation at December 31, 2000 by $29,174,000 (12%) and increase the sum of the service and interest rate cost by $2,911,000 (12%) for the year then ended. A one percentage point decrease in the assumed rates would decrease the accumulated postretirement benefit obligation at December 31, 2000 by $25,799,000 (10%) and decrease the sum of the service and interest rate cost by $2,533,000 (11%) for the year then ended.

The discount rate used in determining the accumulated postretirement benefit obligation was 7.5% in 2000 and 1999, and 6.5% in 1998.

In 1998, MichCon implemented an early retirement program under which approximately 6% of its workforce retired in 1998 with incentives. The program increased the postretirement benefit obligation and 1998 postretirement costs by $1,186,000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

c.  Grantor Trust

During 1998, MichCon contributed $28,200,000 to a Grantor Trust which invested such proceeds in life insurance contracts and income securities. MichCon did not make a contribution in 2000 or 1999. Employees and retirees have no right, title or interest in the assets of the Grantor Trust and MichCon can revoke the trust subject to providing the MPSC with prior notification.

18.  SEGMENT INFORMATION

MCN is a diversified energy holding company with natural gas markets and investments primarily in North America. MCN reports through two major business groups: Diversified Energy and Gas Distribution. These groups operate five major business segments as described in the “Summary of Significant Accounting Policies – Company Description” (Note 1).

Information as to MCN’s segments is set forth in the following tables. The segments were determined based on the nature of their products and services and how management reviews operating results. MCN evaluates segment performance based on several factors, of which the primary measure is income or loss before accounting changes. Inter-segment sales are based on long-term, fixed-price or indexed-price contracts.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Diversified Energy

	Pipelines &	Electric	Energy	Exploration &	Corporate &	Gas
	Processing	Power	Marketing	Production	Other(a)	Distribution
(in Thousands)
2000

Revenues From Unaffiliated Customers	$35,884	$66,461	$1,514,451	$12,030	$–	$1,162,281

Revenues From Affiliated Customers	666	–	189,680	56,335	–	10,846

Total operating revenues	36,550	66,461	1,704,131	68,365	–	1,173,127

Depreciation, Depletion and Amortization	2,230	36	2,979	25,338	2,009	105,034

Operating Income (Loss)	22,779	44,603	(21,717)	22,461	(4,484)	205,342

Equity in Earnings of Joint Ventures	19,162	4,162	2,894	–	(181)	2,388

Operating and joint venture income (loss)	41,941	48,765	(18,823)	22,461	(4,665)	207,730

Interest Income	1,352	1,385	4,238	587	10,321	2,715

Interest Expense(b)	(20,991)	(16)	(13,273)	(14,932)	(21,281)	(60,428)

Income Taxes	6,315	17,325	(9,755)	5,502	(16,524)	52,310

Net Income (Loss)	16,399	32,263	(18,380)	10,251	(31,247)	99,582

Total Assets	614,161	91,541	1,277,376	504,149	211,502	2,194,146

Investments in and Advances to Joint Ventures	523,864	38,776	23,158	–	17,377	3,383

Capital Expenditures	1,875	937	1,169	29,883	1,048	118,580

Capital Investments	143,329	27,466	1,314	29,883	1,095	118,580

Significant Non-cash Items (Pretax):

Investment in leases	–	–	–	–	–	76,395

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Eliminations &	Consolidated
	Other	Total
(in Thousands)
2000

Revenues From Unaffiliated Customers	$–	$2,791,107

Revenues From Affiliated Customers	(257,527)	–

Total operating revenues	(257,527)	2,791,107

Depreciation, Depletion and Amortization	–	137,626

Operating Income (Loss)	–	268,984

Equity in Earnings of Joint Ventures	–	28,425

Operating and joint venture income (loss)	–	297,409

Interest Income	(8,124)	12,474

Interest Expense(b)	8,124	(122,797)

Income Taxes	–	55,173

Net Income (Loss)	–	108,868

Total Assets	(28,526)	4,864,349

Investments in and Advances to Joint Ventures	–	606,558

Capital Expenditures	–	153,492

Capital Investments	–	321,667

Significant Non-cash Items (Pretax):

Investment in leases	–	76,395

(a)	Corporate & Other includes administrative and financing expenses associated with corporate activities as well as development and management activities of real estate partnerships.

(b)	Interest expense is allocated from Corporate & Other to each Diversified Energy segment based on an imputed debt structure reflective of the segment’s related industry.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Diversified Energy

	Pipelines &	Electric	Energy	Exploration &	Corporate &	Gas
	Processing	Power	Marketing	Production	Other(a)	Distribution
(in Thousands)
1999

Revenues From Unaffiliated Customers	$24,792	$52,207	$1,141,894	$43,370	$–	$1,161,990

Revenues From Affiliated Customers	2,249	–	143,944	109,719	–	8,610

Total operating revenues	27,041	52,207	1,285,838	153,089	–	1,170,600

Depreciation, Depletion and Amortization	3,037	185	2,016	57,277	2,009	100,114

Operating Income (Loss)	(5,527)	(8,717)	5,121	(110,506)	(9,543)	213,063

Equity in Earnings of Joint Ventures	24,711	26,651	(677)	–	(257)	1,958

Operating and joint venture income (loss)	19,184	17,934	4,444	(110,506)	(9,800)	215,021

Interest Income	1,069	1,304	1,103	352	50,264	2,310

Interest Expense(b)	(20,258)	(1,042)	(9,230)	(15,169)	(67,492)	(56,409)

Income Taxes	925	8,553	(1,367)	(45,066)	(21,407)	55,076

Income (Loss) Before Accounting Change	4,523	11,458	(2,712)	(87,163)	(45,606)	103,443

Total Assets	688,792	237,502	423,284	636,053	86,176	2,196,367

Investments in and Advances to Joint Ventures	575,684	145,684	21,512	–	18,194	2,898

Capital Expenditures	3,615	52,364	905	99,962	500	136,912

Capital Investments	120,419	130,432	8,074	99,962	580	136,912

Significant Non-cash Items (Pretax):

Property write-downs	–	4,995	–	54,340	–	–

Loss on sale of E&P properties	–	–	–	81,989	–	–

Investment and contract losses	–	–	2,447	7,456	–	–

Accounting change	866	3,505	47	–	–	–

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Eliminations &	Consolidated
	Other	Total
(in Thousands)
1999

Revenues From Unaffiliated Customers	$–	$2,424,253

Revenues From Affiliated Customers	(264,522)	–

Total operating revenues	(264,522)	2,424,253

Depreciation, Depletion and Amortization	–	164,638

Operating Income (Loss)	–	83,891

Equity in Earnings of Joint Ventures	–	52,386

Operating and joint venture income (loss)	–	136,277

Interest Income	(49,827)	6,575

Interest Expense(b)	49,827	(119,773)

Income Taxes	–	(3,286)

Income (Loss) Before Accounting Change	–	(16,057)

Total Assets	(30,152)	4,238,022

Investments in and Advances to Joint Ventures	–	763,972

Capital Expenditures	–	294,258

Capital Investments	–	496,379

Significant Non-cash Items (Pretax):

Property write-downs	–	59,335

Loss on sale of E&P properties	–	81,989

Investment and contract losses	–	9,903

Accounting change	–	4,418

	Diversified Energy

	Pipelines &	Electric	Energy	Exploration &	Corporate &	Gas
	Processing	Power	Marketing	Production	Other(a)	Distribution
(in Thousands)
1998

Revenues From Unaffiliated Customers	$20,856	$47,131	$747,591	$150,504	$–	$1,045,139

Revenues From Affiliated Customers	345	–	105,938	56,598	–	6,635

Total operating revenues	21,201	47,131	853,529	207,102	–	1,051,774

Depreciation, Depletion and Amortization	1,705	208	1,229	80,576	1,998	93,774

Operating Income (Loss)	(146,264)	(1,110)	(19,069)	(380,557)	(19,162)	150,037

Equity in Earnings of Joint Ventures	29,987	28,546	2,401	–	308	983

Operating and joint venture income (loss)	(116,277)	27,436	(16,668)	(380,557)	(18,854)	151,020

Interest Income	1,001	944	1,676	426	53,100	5,716

Interest Expense(b)	(14,382)	(2,021)	(5,726)	(21,154)	(62,960)	(57,477)

Income Taxes	(46,893)	8,212	(7,188)	(160,900)	(16,377)	33,000

Net Income (Loss)	(82,240)	19,271	(13,441)	(253,353)	(40,843)	71,734

Total Assets	575,969	300,529	371,975	988,201	72,388	2,116,173

Investments in and Advances to Joint Ventures	521,711	231,668	29,435	–	18,939	1,478

Capital Expenditures	113,229	3,616	582	200,430	6,966	157,952

Capital Investments	333,128	90,223	1,341	200,430	7,092	158,716

Significant Non-cash Items (Pretax):

Property write-downs and restructuring charges	(137,681)	(2,470)	–	(416,977)	(10,390)	(24,800)

Investment losses	–	–	–	(6,135)	–	(8,500)

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Eliminations &	Consolidated
	Other	Total
(in Thousands)
1998

Revenues From Unaffiliated Customers	$–	$2,011,221

Revenues From Affiliated Customers	(169,516)	–

Total operating revenues	(169,516)	2,011,221

Depreciation, Depletion and Amortization	–	179,490

Operating Income (Loss)	–	(416,125)

Equity in Earnings of Joint Ventures	–	62,225

Operating and joint venture income (loss)	–	(353,900)

Interest Income	(51,970)	10,893

Interest Expense(b)	51,970	(111,750)

Income Taxes	–	(190,146)

Net Income (Loss)	–	(298,872)

Total Assets	(47,279)	4,377,956

Investments in and Advances to Joint Ventures	–	803,231

Capital Expenditures	–	482,775

Capital Investments	–	790,930

Significant Non-cash Items (Pretax):

Property write-downs and restructuring charges	–	(592,318)

Investment losses	–	(14,635)

(a)	Corporate & Other includes administrative and financing expenses associated with corporate activities as well as development and management activities of real estate partnerships.

(b)	Interest expense is allocated from Corporate & Other to each Diversified Energy segment based on an imputed debt structure reflective of the segment’s related industry.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

19.  INVESTMENTS IN AND ADVANCES TO JOINT VENTURES

MCN has equity interests in several joint ventures involved in the following businesses: Pipelines & Processing – 10.5% to 90% owned; Electric Power – 43% to 67 1/2% owned; Energy Marketing – 50% owned; Gas Distribution – 47 1/2% owned; and Real Estate & Other – 25% to 50% owned. MCN’s share of undistributed earnings in these joint ventures totaled $43,000,000 at December 31, 2000.

The following is the combined summarized financial information of the joint ventures. No provision for income taxes has been included, since income taxes are paid directly by the joint venture participants.

	2000	1999	1998
(in Thousands)
Operating Revenues	$1,178,968	$2,177,614	$2,628,822

Operating Income	84,754	294,252	385,821

Income Before Taxes	91,850	140,644	205,961

	2000	1999
(in Thousands)
Assets

Current assets	$385,745	$751,546

Noncurrent assets	2,156,350	3,901,363

	$2,542,095	$4,652,909

Liabilities and Joint Ventures’ Equity

Current liabilities	$335,277	$554,218

Noncurrent liabilities	891,800	2,407,870

Joint ventures’ equity	1,315,018	1,690,821

	$2,542,095	$4,652,909

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

20.  SUMMARY OF INCOME TAXES

MCN files a consolidated federal income tax return. The income tax provisions or benefits of MCN’s subsidiaries are determined on an individual company basis. The subsidiaries record income tax payable to or receivable from MCN resulting from the inclusion of its taxable income or loss in MCN’s consolidated tax return.

	2000	1999	1998
(in Thousands)
Effective Federal Income Tax Rate	33.0%	21.9%	38.7%

Income Taxes Consist of:

Current	$9,890	$(5,289)	$7,002

Deferred, net	47,221	4,037	(183,673)

Gas production tax credits	–	–	(10,485)

Tax credits, net	(1,938)	(2,034)	(2,990)

	$55,173	$(3,286)	$(190,146)

Reconciliation Between Statutory and Actual Income Taxes

Statutory Federal Income Taxes at a Rate of 35%	$57,414	$(6,771)	$(171,155)
Adjustments to Federal Taxes

Book over tax depreciation	3,150	2,018	1,071

Adjustments to taxes provided in prior periods	(1,278)	1,486	(412)

Merger expenses	–	2,192	–

Stock-related benefits	(762)	(832)	(1,095)

Gas production tax credits	–	–	(10,485)

Tax credits	(1,938)	(2,034)	(2,990)

Allowance for funds used during construction	(2,233)	(1,444)	(1,900)

Impairment of assets	1,170	–	–

Foreign earnings, distributed (undistributed)	–	1,244	(1,244)

Other, net	(350)	855	(1,936)

	$55,173	$(3,286)	$(190,146)

No provision was made for federal, state or foreign income taxes in 1998 related to approximately $3,553,000 of undistributed earnings of foreign subsidiaries that were intended to be permanently reinvested. In 1999, federal, state and foreign income taxes, totaling approximately $1,244,000, were provided on the previously untaxed foreign earnings.

Deferred tax assets and liabilities are recognized for the estimated future tax effect of temporary differences between the tax basis of assets or liabilities and the reported amounts in the financial statements. Deferred tax assets and liabilities are classified as current or noncurrent according to the classification of the related assets or liabilities. Deferred tax assets and liabilities not related to assets or liabilities are classified according to the expected reversal date of the temporary differences. The alternative minimum tax credits may be carried forward indefinitely.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The tax effect of temporary differences that gave rise to MCN’s deferred tax assets and liabilities consisted of the following:

	2000	1999
(in Thousands)
Deferred Tax Assets

Alternative minimum tax credit carry-forward	$66,102	$68,337

Vacation and other benefits	15,496	17,265

Postretirement benefits	8,683	6,478

Uncollectibles	9,552	6,331

Unusual items	615	4,139

Storage valuation	30,537	–

Net operating loss	104,480	84,151

Other	13,677	15,592

	249,142	202,293

Deferred Tax Liabilities

Depreciation and other property-related basis differences, net	53,745	64,331

Inventory valuation	74,778	216

Pensions	71,193	51,004

Property taxes	13,899	17,819

Other	33,831	21,866

	247,446	155,236

Net Deferred Tax Asset	1,696	47,057

Less: Net Deferred Tax Asset – Current	31,538	32,508

Net Deferred Tax Asset (Liability) – Noncurrent	$(29,842)	$14,549

21.  CONSOLIDATING FINANCIAL STATEMENTS

Debt securities issued by MCNEE are subject to a full and unconditional guaranty between MCN and MCNEE. The following MCN consolidating financial statements are presented and include separately MCN Corporate, MCNEE and all other subsidiaries. The other subsidiaries represent MichCon Holdings, Citizens, MCN Michigan Limited Partnership and various MCN Financing companies.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CONSOLIDATING STATEMENT OF FINANCIAL POSITION

	December 31, 2000

				Eliminations
	MCN		Other	and	Consolidated
	Corporate	MCNEE	Subsidiaries	Reclasses	Total
(in Thousands)
ASSETS

Current Assets

Cash and cash equivalents, at cost	$8,230	$50,419	$12,952	$(8,212)	$63,389

Accounts receivable	14,156	866,785	180,137	(21,262)	1,039,816

Less – Allowance for doubtful accounts	–	14,465	19,139	–	33,604

Accounts receivable, net	14,156	852,320	160,998	(21,262)	1,006,212

Accrued unbilled revenues	–	–	137,473	–	137,473

Gas in inventory	–	240,013	13,586	–	253,599

Property taxes assessed applicable to future periods	–	2,313	54,790	–	57,103

Deferred income taxes	–	38,494	(1,126)	(5,830)	31,538

Assets from trading activities	–	25,953	–	–	25,953

Other	5,803	19,789	28,186	(1,118)	52,660

	28,189	1,229,301	406,859	(36,422)	1,627,927

Deferred Charges and Other Assets

Deferred income taxes	–	104,592	–	(104,592)	–

Investments in debt and equity securities	–	103,393	83,379	–	186,772

Investments in leases	–	–	76,395	–	76,395

Deferred swap losses and receivables	–	173,672	–	–	173,672

Deferred environmental costs	–	–	28,675	–	28,675

Prepaid benefit costs	4,100	–	215,519	(5,146)	214,473

Other	(542)	32,340	345,264	(294,773)	82,289

	3,558	413,997	749,232	(404,511)	762,276

Investments in and Advances to Joint Ventures and Subsidiaries	1,238,919	583,108	20,067	(1,235,536)	606,558

Property, Plant and Equipment	16,223	645,550	3,008,216	–	3,669,989

Less – Accumulated depreciation and depletion	9,264	243,267	1,549,870	–	1,802,401

	6,959	402,283	1,458,346	–	1,867,588

	$1,277,625	$2,628,689	$2,634,504	$(1,676,469)	$4,864,349

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	December 31, 2000

				Eliminations
	MCN		Other	and	Consolidated
	Corporate	MCNEE	Subsidiaries	Reclasses	Total
(in Thousands)
LIABILITIES AND CAPITALIZATION

Current Liabilities

Accounts payable	$3,704	$778,628	$101,842	$(23,735)	$860,439

Notes payable	–	297,662	286,804	(8,074)	576,392

Current portion of long-term debt and capital lease obligations	–	160,000	24,652	–	184,652

Federal income, property and other taxes payable	(4,294)	9,124	65,815	–	70,645

Gas payable	–	60,195	2,232	–	62,427

Liabilities from trading activities	–	108,523	–	–	108,523

Customer deposits	–	–	17,708	–	17,708

Other	6,373	72,734	54,013	(1,145)	131,975

	5,783	1,486,866	553,066	(32,954)	2,012,761

Deferred Credits and Other Liabilities

Deferred income taxes	(6,147)	–	146,411	(110,422)	29,842

Unamortized investment tax credit	–	–	26,084	–	26,084

Tax benefits amortizable to customers	–	–	138,161	–	138,161

Deferred swap gains and payables	–	239,207	–	–	239,207

Accrued environmental costs	–	–	28,250	–	28,250

Minority interest	–	531	635	–	1,166

Other	307,203	23,577	55,648	(297,431)	88,997

	301,056	263,315	395,189	(407,853)	551,707

Capitalization

Long-term debt, including capital lease obligations	–	415,456	641,369	–	1,056,825

Redeemable preferred securities of subsidiaries	–	–	272,484	–	272,484

Common shareholders’ equity	970,786	463,052	772,396	(1,235,662)	970,572

	970,786	878,508	1,686,249	(1,235,662)	2,299,881

	$1,277,625	$2,628,689	$2,634,504	$(1,676,469)	$4,864,349

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CONSOLIDATING STATEMENT OF FINANCIAL POSITION

	December 31, 1999

				Eliminations
	MCN		Other	and	Consolidated
	Corporate	MCNEE	Subsidiaries	Reclasses	Total
(in Thousands)
ASSETS

Current Assets

Cash and cash equivalents, at cost	$6,727	$49,191	$10,141	$(6,693)	$59,366

Accounts receivable	20,550	404,299	169,099	(26,539)	567,409

Less – Allowance for doubtful accounts	–	2,767	17,953	–	20,720

Accounts receivable, net	20,550	401,532	151,146	(26,539)	546,689

Accrued unbilled revenues	–	–	100,439	–	100,439

Gas in inventory	–	105,676	74,150	–	179,826

Property taxes assessed applicable to future periods	243	1,785	60,623	–	62,651

Deferred income taxes	–	44,024	(316)	(11,200)	32,508

Assets from trading activities	–	–	–	–	–

Other	6,283	17,458	28,554	(1,252)	51,043

	33,803	619,666	424,737	(45,684)	1,032,522

Deferred Charges and Other Assets

Deferred income taxes	–	114,754	–	(100,205)	14,549

Investments in debt and equity securities	–	4,242	67,835	–	72,077

Investments in leases	–	–	–	–	–

Deferred swap losses and receivables	–	43,907	–	–	43,907

Deferred environmental costs	–	–	31,173	–	31,173

Prepaid benefit costs	–	–	156,276	–	156,276

Other	(535)	30,647	498,992	(420,816)	108,288

	(535)	193,550	754,276	(521,021)	426,270

Investments in and Advances to Joint Ventures and Subsidiaries	1,426,159	741,960	19,114	(1,423,261)	763,972

Property, Plant and Equipment	16,227	680,011	3,016,232	–	3,712,470

Less – Accumulated depreciation and depletion	7,172	215,359	1,474,681	–	1,697,212

	9,055	464,652	1,541,551	–	2,015,258

	$1,468,482	$2,019,828	$2,739,678	$(1,989,966)	$4,238,022

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CONSOLIDATING STATEMENT OF FINANCIAL POSITION

	December 31, 1999

				Eliminations
	MCN		Other	and	Consolidated
	Corporate	MCNEE	Subsidiaries	Reclasses	Total
(in Thousands)
LIABILITIES AND CAPITALIZATION

Current Liabilities

Accounts payable	$8,652	$215,228	$87,506	$(15,247)	$296,139

Notes payable	200,000	179,249	254,133	(15,627)	617,755

Current portion of long-term debt and capital lease obligations	–	118	27,984	–	28,102

Federal income, property and other taxes payable	(4,614)	3,428	70,752	(1,066)	68,500

Gas payable	–	19,824	3,598	–	23,422

Liabilities from trading activities	–	–	–	–	–

Customer deposits	–	–	17,707	–	17,707

Other	18,512	73,910	66,481	(11,954)	146,949

	222,550	491,757	528,161	(43,894)	1,198,574

Deferred Credits and Other Liabilities

Deferred income taxes	(6,849)	–	106,521	(99,672)	–

Unamortized investment tax credit	–	–	28,022	–	28,022

Tax benefits amortizable to customers	–	–	136,236	–	136,236

Deferred swap gains and payables	–	64,962	–	–	64,962

Accrued environmental costs	–	–	28,068	–	28,068

Minority interest	–	2,380	8,716	–	11,096

Other	433,713	33,639	47,268	(423,007)	91,613

	426,864	100,981	354,831	(522,679)	359,997

Capitalization

Long-term debt, including capital lease obligations	–	776,708	680,909	–	1,457,617

Redeemable preferred securities of subsidiaries	–	–	402,922	–	402,922

Common shareholders’ equity	819,068	650,382	772,855	(1,423,393)	818,912

	819,068	1,427,090	1,856,686	(1,423,393)	2,679,451

	$1,468,482	$2,019,828	$2,739,678	$(1,989,966)	$4,238,022

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CONSOLIDATING STATEMENTS OF OPERATIONS

	Twelve Months Ended December 31, 2000

				Eliminations
	MCN		Other	and	Consolidated
	Corporate	MCNEE	Subsidiaries	Reclasses	Total
(in Thousands)
Operating Revenues	$–	$1,713,918	$1,173,127	$(95,938)	$2,791,107

Operating Expenses

Cost of sales	–	1,589,186	526,465	(93,881)	2,021,770

Operation and maintenance	(3,592)	109,037	260,936	(2,115)	364,266

Depreciation, depletion and amortization	2,092	30,500	105,034	–	137,626

Property and other taxes	609	8,859	61,900	–	71,368

Property write-downs	–	–	9,651	–	9,651

Gains and losses from sale of assets, net	–	(77,069)	(301)	–	(77,370)

Gains from sale of tax credits	–	(11,493)	–	–	(11,493)

Merger costs	–	2,205	4,100	–	6,305

	(891)	1,651,225	967,785	(95,996)	2,522,123

Operating Income (Loss)	891	62,693	205,342	58	268,984

Equity in Earnings of Joint Ventures	109,905	26,037	3,453	(110,970)	28,425

Other Income and (Deductions)

Interest income	576	9,734	32,159	(29,995)	12,474

Interest on long-term debt	(153)	(44,388)	(48,366)	–	(92,907)

Other interest expense	(1,529)	(46,294)	(12,062)	29,995	(29,890)

Dividends on preferred securities of subsidiaries	–	–	–	(28,565)	(28,565)

Investment gains	–	7,638	–	–	7,638

Minority interest	–	(775)	(485)	–	(1,260)

Other	(1,391)	(1,491)	2,360	(336)	(858)

	(2,497)	(75,576)	(26,394)	(28,901)	(133,368)

Income (Loss) Before Income Taxes	108,299	13,154	182,401	(139,813)	164,041

Income Tax Provision (Benefit)	(569)	3,060	52,682	–	55,173

Income (Loss) Before Cumulative Effect of Accounting Change	108,868	10,094	129,719	(139,813)	108,868

Cumulative Effect of Accounting Change for Start-up Costs	–	–	–	–	–

Net Income (Loss)	108,868	10,094	129,719	(139,813)	108,868

Dividends on Preferred Securities	–	–	28,565	(28,565)	–

Net Income (Loss) Available for Common Stock	$108,868	$10,094	$101,154	$(111,248)	$108,868

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CONSOLIDATING STATEMENTS OF OPERATIONS

	Twelve Months Ended December 31, 1999

				Eliminations
	MCN		Other	and	Consolidated
	Corporate	MCNEE	Subsidiaries	Reclasses	Total
(in Thousands)
Operating Revenues	$–	$1,343,025	$1,170,673	$(89,445)	$2,424,253

Operating Expenses

Cost of sales	–	1,118,593	507,381	(86,133)	1,539,841

Operation and maintenance	(14,042)	150,158	278,419	(3,312)	411,223

Depreciation, depletion and amortization	1,899	62,626	100,113	–	164,638

Property and other taxes	955	10,346	45,896	–	57,197

Property write-downs and contract losses	–	61,782	–	–	61,782

Gains and losses from sale of assets, net	–	81,989	–	–	81,989

Gains from sale of tax credits	–	(11,164)	–	–	(11,164)

Merger costs	–	9,055	25,801	–	34,856

	(11,188)	1,483,385	957,610	(89,445)	2,340,362

Operating Income (Loss)	11,188	(140,360)	213,063	–	83,891

Equity in Earnings of Joint Ventures	(18,094)	50,428	1,976	18,076	52,386

Other Income and (Deductions)

Interest income	451	4,238	43,536	(41,650)	6,575

Interest on long-term debt	808	(42,974)	(47,265)	–	(89,431)

Other interest expense	(11,552)	(51,262)	(9,176)	41,648	(30,342)

Dividends on preferred securities of subsidiaries	–	–	–	(40,139)	(40,139)

Investment losses	–	(7,456)	–	–	(7,456)

Minority interest	–	(592)	(1,020)	–	(1,612)

Other	1,506	6,960	(1,681)	–	6,785

	(8,787)	(91,086)	(15,606)	(40,141)	(155,620)

Income (Loss) Before Income Taxes	(15,693)	(181,018)	199,433	(22,065)	(19,343)

Income Tax Provision (Benefit)	3,236	(61,598)	55,076	–	(3,286)

Income (Loss) Before Cumulative Effect of Accounting Change	(18,929)	(119,420)	144,357	(22,065)	(16,057)

Cumulative Effect of Accounting Change for Start-up Costs	–	(2,872)	–	–	(2,872)

Net Income (Loss)	(18,929)	(122,292)	144,357	(22,065)	(18,929)

Dividends on Preferred Securities	–	–	40,139	(40,139)	–

Net Income (Loss) Available for Common Stock	$(18,929)	$(122,292)	$104,218	$18,074	$(18,929)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CONSOLIDATING STATEMENTS OF OPERATIONS

	Twelve Months Ended December 31, 1998

				Eliminations
	MCN		Other	and	Consolidated
	Corporate	MCNEE	Subsidiaries	Reclasses	Total
(in Thousands)
Operating Revenues	$–	$973,746	$1,051,920	$(14,445)	$2,011,221

Operating Expenses

Cost of sales	–	752,207	462,235	(9,063)	1,205,379

Operation and maintenance	(14,434)	152,607	256,624	(5,382)	389,415

Depreciation, depletion and amortization	2,314	83,401	93,775	–	179,490

Property and other taxes	1,205	12,396	55,952	–	69,553

Property write-downs and restructuring charges	17,169	558,849	24,800	–	600,818

Gains and losses from sale of assets, net	–	(9,911)	–	–	(9,911)

Gains from sale of tax credits	–	(7,398)	–	–	(7,398)

Merger costs	–	–	–	–	–

	6,254	1,542,151	893,386	(14,445)	2,427,346

Operating Income (Loss)	(6,254)	(568,405)	158,534	–	(416,125)

Equity in Earnings of Joint Ventures	(293,060)	61,242	1,946	292,097	62,225

Other Income and (Deductions)

Interest income	517	6,609	42,579	(38,812)	10,893

Interest on long-term debt	(629)	(41,821)	(44,896)	–	(87,346)

Other interest expense	(2,450)	(48,630)	(12,137)	38,813	(24,404)

Dividends on preferred securities of subsidiaries	–	–	–	(36,370)	(36,370)

Investment losses	–	(6,135)	–	–	(6,135)

Minority interest	–	265	5,727	–	5,992

Other	(319)	3,039	(468)	–	2,252

	(2,881)	(86,673)	(9,195)	(36,369)	(135,118)

Income (Loss) Before Income Taxes	(302,195)	(593,836)	151,285	255,728	(489,018)

Income Tax Provision (Benefit)	(3,323)	(223,134)	36,311	–	(190,146)

Income (Loss) Before Cumulative Effect of Accounting Change	(298,872)	(370,702)	114,974	255,728	(298,872)

Cumulative Effect of Accounting Change for Start-up Costs	–	–	–	–	–

Net Income (Loss)	(298,872)	(370,702)	114,974	255,728	(298,872)

Dividends on Preferred Securities	–	–	36,370	(36,370)	–

Net Income (Loss) Available for Common Stock	$(298,872)	$(370,702)	$78,604	$292,098	$(298,872)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Twelve Months Ended December 31, 2000

				Eliminations
	MCN		Other	and	Consolidated
	Corporate	MCNEE	Subsidiaries	Reclasses	Total
(in Thousands)
Net Cash Flow From Operating Activities	$93,489	$(12,961)	$264,395	$(121,840)	$223,083

Cash Flow From Financing Activities

Notes payable, net	(200,000)	(61,733)	32,671	7,553	(221,509)

Capital contributions received from (distributions paid to) affiliates, net	–	(197,365)	–	197,365	–

Dividends paid	(90,047)	–	(100,000)	100,000	(90,047)

Preferred securities dividends paid	–	–	(28,565)	28,565	–

Issuance of common stock	4,877	–	–	–	4,877

Reacquisition of common stock	(2,564)	–	–	–	(2,564)

Long-term commercial paper and bank borrowings, net	–	(19,854)	–	–	(19,854)

Retirement of long-term debt and preferred securities	–	(808)	(42,740)	–	(43,548)

Other	(336)	–	(1,330)	1,543	(123)

Net cash provided from (used for) financing activities	(288,070)	(279,760)	(139,964)	335,026	(372,768)

Cash Flow From Investing Activities

Capital expenditures	(4)	(34,908)	(118,580)	–	(153,492)

Investment in debt and equity securities, net	–	(69,729)	–	(13,532)	(83,261)

Investment in joint ventures and subsidiaries	195,815	(73,199)	300	(197,365)	(74,449)

Sale of property and joint venture interests	–	469,532	(3,104)	41	466,469

Other	273	2,253	(236)	(3,849)	(1,559)

Net cash provided from (used for) investing activities	196,084	293,949	(121,620)	(214,705)	153,708

Net Increase (Decrease) in Cash and Cash Equivalents	1,503	1,228	2,811	(1,519)	4,023

Cash and Cash Equivalents, January 1	6,727	49,191	10,141	(6,693)	59,366

Cash and Cash Equivalents, December 31	$8,230	$50,419	$12,952	$(8,212)	$63,389

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Twelve Months Ended December 31, 1999

				Eliminations
	MCN		Other	and	Consolidated
	Corporate	MCNEE	Subsidiaries	Reclasses	Total
(in Thousands)
Net Cash Flow From Operating Activities	$16,300	$16,001	$156,197	$(58,211)	$130,287

Cash Flow From Financing Activities

Notes payable, net	(60,000)	41,487	22,299	(4,882)	(1,096)

Capital contributions received from (distributions paid to) affiliates, net	–	(101,657)	–	101,657	–

Dividends paid	(86,256)	–	(17,500)	17,500	(86,256)

Preferred securities dividends paid	–	–	(40,139)	40,139	–

Issuance of common stock	136,145	–	–	–	136,145

Reacquisition of common stock	(6,745)	–	–	–	(6,745)

Issuance of long-term debt	–	–	106,535	–	106,535

Long-term commercial paper and bank borrowings, net	–	92,344	–	–	92,344

Retirement of long-term debt and preferred securities	(103,093)	(213,599)	(182,190)	103,093	(395,789)

Net cash provided from (used for) financing activities	(119,949)	(181,425)	(110,995)	257,507	(154,862)

Cash Flow From Investing Activities

Capital expenditures	(266)	(157,080)	(136,912)	–	(294,258)

Acquisitions	–	(29,551)	–	–	(29,551)

Investment in debt and equity securities, net	–	(2,479)	103,093	(104,771)	(4,157)

Investment in joint ventures and subsidiaries	100,218	(76,090)	102	(101,657)	(77,427)

Sale of property and joint venture interests	–	472,007	–	(1,103)	470,904

Other	3,561	(1,228)	(8,548)	7,606	1,391

Net cash provided from (used for) investing activities	103,513	205,579	(42,265)	(199,925)	66,902

Net Increase (Decrease) in Cash and Cash Equivalents	(136)	40,155	2,937	(629)	42,327

Cash and Cash Equivalents, January 1	6,863	9,036	7,204	(6,064)	17,039

Cash and Cash Equivalents, December 31	$6,727	$49,191	$10,141	$(6,693)	$59,366

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONCLUDED)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Twelve Months Ended December 31, 1998

				Eliminations
	MCN		Other	and	Consolidated
	Corporate	MCNEE	Subsidiaries	Reclasses	Total
(in Thousands)
Net Cash Flow From Operating Activities	$149,647	$(68,749)	$150,711	$(78,887)	$152,722

Cash Flow From Financing Activities

Notes payable, net	260,000	65,006	(15,040)	(2,484)	307,482

Capital contributions received from (distributions paid to) affiliates, net	-	236,851	-	(236,851)	-

Dividends paid	(82,239)	-	(41,174)	41,174	(82,239)

Preferred securities dividends paid	-	-	(36,730)	36,730	-

Issuance of common stock	20,192	-	-	-	20,192

Issuance of preferred securities	-	-	96,850	-	96,850

Issuance of long-term debt	-	305,709	153,052	-	458,761

Long-term commercial paper and bank borrowings, net	-	17,299	-	-	17,299

Retirement of long-term debt and preferred securities	(100,000)	(102,153)	(226,657)	100,000	(328,810)

Other	-	8,243	-	-	8,243

Net cash provided from (used for) financing activities	97,953	530,955	(69,699)	(61,431)	497,778

Cash Flow From Investing Activities

Capital expenditures	(6,547)	(318,276)	(157,952)	-	(482,775)

Acquisitions	-	(42,429)	-	-	(42,429)

Investment in debt and equity securities, net	-	48,527	69,554	(100,250)	17,831

Investment in joint ventures and subsidiaries	(238,951)	(187,423)	214	236,851	(189,309)

Sale of property and joint venture interests	-	49,463	-	(2,278)	47,185

Other	(363)	(28,151)	-	5,055	(23,459)

Net cash provided from (used for) investing activities	(245,861)	(478,289)	(88,184)	139,378	(672,956)

Net Increase (Decrease) in Cash and Cash Equivalents	1,739	(16,083)	(7,172)	(940)	(22,456)

Cash and Cash Equivalents, January 1	5,124	25,119	14,376	(5,124)	39,495

Cash and Cash Equivalents, December 31	$6,863	$9,036	$7,204	$(6,064)	$17,039

RESPONSIBILITIES FOR FINANCIAL STATEMENTS

The consolidated financial statements of MCN Energy Group Inc. were prepared by management which is responsible for their integrity and objectivity. The statements have been prepared in conformity with accounting principles generally accepted in the United States of America and, as such, include amounts based on judgments of management. Financial information elsewhere in this Annual Report is consistent with that in the consolidated financial statements.

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

Deloitte & Touche LLP, independent auditors, is engaged to audit the consolidated financial statements of MCN and issue reports thereon. Their audit is conducted in accordance with auditing standards generally accepted in the United States of America which comprehends gaining an understanding of internal accounting controls.

MCN’s Board of Directors, through its Audit Committee, is responsible for: (i) assuring that management fulfills its responsibilities in the preparation of the consolidated financial statements, and (ii) engaging the independent public accountants. The Committee reviews the scope of the audits and the accounting principles being applied in financial reporting. The independent auditors, representatives of management and the internal auditors meet regularly (separately and jointly) with the Committee to review the activities of each and to ensure that each is properly discharging its responsibilities.

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

Gerard Kabzinski
Vice President and Controller

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors of MCN Energy Group Inc.:

We have audited the accompanying consolidated statements of financial position of MCN Energy Group Inc. and subsidiaries, (the “Company”) as of December 31, 2000 and 1999, and the related consolidated statements of operations, cash flows and common shareholders’ equity for each of the three years in the period ended December 31, 2000. Our audits also included the consolidated financial statement schedule listed in Item 8. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information shown therein.

As discussed in Note 3 to the consolidated financial statements, in 2000 the Company changed its method of accounting for gas in inventory held by the Company’s Energy Marketing segment from the last in, first out method of inventory valuation to the fair value method. The financial statements for the prior periods have been restated to apply the new inventory accounting method retroactively. In addition, as discussed in Note 5 to the consolidated financial statements, the Company changed its method of accounting for costs of start-up activities in 1999.

DELOITTE & TOUCHE LLP

Detroit, Michigan
March 13, 2001

SUPPLEMENTARY FINANCIAL INFORMATION

Quarterly Operating Results (Unaudited)

Due to the seasonal nature of MCN’s Gas Distribution operations, revenues, net income and earnings per share tend to be higher in the first and fourth quarters of the calendar year. Quarterly earnings per share may not total for the years, since quarterly computations are based on weighted average common shares outstanding during each quarter. There were 19,095 and 20,755 holders of record of MCN common shares at December 31, 2000 and 1999, respectively.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year

(in Thousands of Dollars – Except Per Share Amounts)

2000

Operating Revenues	$913,504	$462,656	$465,419	$949,528	$2,791,107
Operating Income (Loss)

Before unusual items and merger costs	$122,527	$(1,524)	$(1,253)	$88,975	$208,725

Unusual items and merger costs	10,464	64,700	(11,585)	(3,320)	60,259

	$132,991	$63,176	$(12,838)	$85,655	$268,984

Operating and Joint Venture Income (Loss)

Before unusual items and merger costs	$133,306	$3,634	$5,449	$94,761	$237,150

Unusual items and merger costs	10,464	64,700	(11,585)	(3,320)	60,259

	$143,770	$68,334	$(6,136)	$91,441	$297,409

Net Income (Loss)

Before unusual items and merger costs	$62,710	$(19,876)	$(17,410)	$40,980	$66,404

Unusual items and merger costs	6,801	42,055	(7,529)	1,137	42,464

	$69,511	$22,179	$(24,939)	$42,117	$108,868

Basic Earnings (Loss) Per Share

Before unusual items and merger costs	$.73	$(.23)	$(.19)	$.45	$.75

Unusual items and merger costs	.08	.48	(.09)	.02	.48

	$.81	$.25	$(.28)	$.47	$1.23

Diluted Earnings (Loss) Per Share

Before unusual items and merger costs	$.71	$(.23)	$(.19)	$.45	$.75

Unusual items and merger costs	.07	.48	(.09)	.01	.47

	$.78	$.25	$(.28)	$.46	$1.22

Dividends Paid Per Share	$.2550	$.2550	$.2550	$.2550	$1.0200

Average Daily Trading Volume	286,837	525,602	378,462	500,651	422,888
Price Per Share

High	$26.9375	$26.4375	$26.9375	$27.7500	$27.7500

Low	$22.7500	$20.4375	$20.1250	$23.5625	$20.1250

Close	$25.0000	$21.3906	$25.6445	$27.6875	$27.6875

SUPPLEMENTARY FINANCIAL INFORMATION (CONCLUDED)

Quarterly Operating Results (Unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year

	As Restated, Note 3

1999

Operating Revenues	$784,177	$476,823	$454,650	$708,603	$2,424,253
Operating Income (Loss)

Before unusual items and merger costs	$162,037	$31,078	$(3,044)	$72,447	$262,518

Unusual items and merger costs	–	(120,798)	(5,877)	(51,952)	(178,627)

	$162,037	$(89,720)	$(8,921)	$20,495	$83,891

Operating and Joint Venture Income (Loss)

Before unusual items and merger costs	$174,495	$43,244	$12,352	$84,813	$314,904

Unusual items and merger costs	–	(120,798)	(5,877)	(51,952)	(178,627)

	$174,495	$(77,554)	$6,475	$32,861	$136,277

Income (Loss) Before Cumulative Effect of Accounting Change

Before unusual items and merger costs	$91,739	$4,721	$(19,426)	$27,863	$104,897

Unusual items and merger costs	–	(83,365)	(3,820)	(33,769)	(120,954)

	$91,739	$(78,644)	$(23,246)	$(5,906)	$(16,057)

Net Income (Loss)

Before unusual items and merger costs	$88,867	$4,721	$(19,426)	$27,863	$102,025

Unusual items and merger costs	–	(83,365)	(3,820)	(33,769)	(120,954)

	$88,867	$(78,644)	$(23,246)	$(5,906)	$(18,929)

Basic Earnings (Loss) Per Share

Before unusual items and merger costs	$1.16	$.06	$(.22)	$.33	$1.26

Unusual items and merger costs	–	(1.00)	(.05)	(.40)	(1.45)

Cumulative effect of accounting change	(.04)	–	–	–	(.03)

	$1.12	$(.94)	$(.27)	$(.07)	$(.22)

Diluted Earnings (Loss) Per Share

Before unusual items and merger costs	$1.10	$.06	$(.22)	$.33	$1.26

Unusual items and merger costs	–	(1.00)	(.05)	(.40)	(1.45)

Cumulative effect of accounting change	(.04)	–	–	–	(.03)

	$1.06	$(.94)	$(.27)	$(.07)	$(.22)

Dividends Paid Per Share	$.2550	$.2550	$.2550	$.2550	$1.0200

Average Daily Trading Volume	265,050	306,259	326,253	565,749	367,264
Price Per Share

High	$19.5625	$22.6250	$22.2500	$25.6250	$25.6250

Low	$15.8125	$15.9375	$17.0000	$17.0000	$15.8125

Close	$16.0625	$20.7500	$17.1875	$23.7500	$23.7500

SCHEDULE II

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

(Thousands of Dollars)

Column A	Column B	Column C		Column D	Column E

		Additions

		Provisions charged to		Deductions
				for Purposes
	Balance at		Utility Plant/	for Which the	Balance
	Beginning		Regulatory	Reserves Were	at End
Description	of Period	Income	Asset	Provided	of Period

Year Ended December 31, 2000

Reserve deducted from Assets in Consolidated Statement of Financial Position:

Allowance for doubtful accounts	$20,720	$33,417	$–	$20,533	$33,604

Reserve included in Current Liabilities – Other and Deferred Credits and Other Liabilities – Other in Consolidated Statement of Financial Position:

Restructuring charge(1)	$3,803	$–	$–	$2,109	$1,694

Reserve included in Current Liabilities – Other and in Accrued Environmental Costs in Consolidated Statement of Financial Position:

Environmental testing(2)	$34,368	$–	$350	$1,618	$33,100

Reserves included in Deferred Credits and Other Liabilities – Other in Consolidated Statement of Financial Position:

Injuries and damages	$2,726	$2,341	$627	$3,084	$2,610

Year Ended December 31, 1999

Reserve deducted from Assets in Consolidated Statement of Financial Position:

Allowance for doubtful accounts	$9,665	$15,882	$–	$4,827	$20,720

Deferred charges and other assets – other	$–	$1,332	$–	$1,332	$–

Reserve included in Current Liabilities – Other and Deferred Credits and Other Liabilities – Other in Consolidated Statement of Financial Position:

Restructuring charge(1)	$9,730	$–	$–	$5,927	$3,803

Reserve included in Current Liabilities – Other and in Accrued Environmental Costs in Consolidated Statement of Financial Position:

Environmental testing(2)	$35,092	$–	$–	$724	$34,368

Reserves included in Deferred Credits and Other Liabilities – Other in Consolidated Statement of Financial Position:

Injuries and damages	$2,515	$1,716	$416	$1,921	$2,726

Year Ended December 31, 1998

Reserve deducted from Assets in Consolidated Statement of Financial Position:

Allowance for doubtful accounts	$15,711	$13,302	$–	$19,348	$9,665

Reserve included in Current Liabilities – Other and Deferred Credits and Other Liabilities – Other in Consolidated Statement of Financial Position:

Restructuring charge(1)	$–	$10,390	$–	$660	$9,730

Reserve included in Current Liabilities – Other and in Accrued Environmental Costs in Consolidated Statement of Financial Position:

Environmental testing(2)	$36,741	$–	$–	$1,649	$35,092

Reserves included in Deferred Credits and Other Liabilities – Other in Consolidated Statement of Financial Position:

Injuries and damages	$4,838	$(328)	$438	$2,433	$2,515

NOTES:

(1)	Reference is made to Note 6e to the Consolidated Financial Statements.
(2)	Reference is made to Note 14b to the Consolidated Financial Statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors of MCN

James G. Berges, 53, Director since 1998, Term expires in 2001:

Mr. Berges has been President of Emerson Electric Co., a manufacturer of electrical, electromechanical, and electronic products and systems, since May 1999 and is also a Director of that company. He was previously Vice Chairman from April 1997 through April 1999 and Executive Vice President from 1990 through March 1997.

Mr. Berges is a Director of PPG Industries Inc. He is a Board Member of the St. Louis Regional Housing Alliance and has been active in various roles with the United Way of Greater St. Louis.

Thomas H. Jeffs II, 62, Director since 1991, Term expires in 2001:

Mr. Jeffs retired as Vice Chairman of First Chicago NBD Corporation and First National Bank of Chicago in October 1998. He was President and Chief Operating Officer of its subsidiary, NBD Bank Michigan, from January 1994 to October 1998.

Mr. Jeffs is a Trustee of New Detroit, Inc. and a Director of Intermet Corporation. He serves as Vice Chairman and a member of the Executive Committee of the Detroit Symphony Orchestra, Inc.

Bill M. Thompson, 68, Director since 1996, Term expires in 2001:

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

Stephen E. Ewing, 57, Director since 1988, Term expires in 2002:

Mr. Ewing has been President and Chief Operating Officer of MCN since July 1999 and also served in these offices from August 1988 until September 1992. He has been President of MichCon since 1985, Chief Executive Officer since September 1992 and was Chief Operating Officer from 1985 to September 1992. Mr. Ewing has been a Director of MichCon since 1984.

Mr. Ewing is Chairman of the Board of Trustees of Oakwood Healthcare, Inc. and Chairman of the Japan America Society of Detroit. He is a board member of the Interstate Natural Gas Association of America, the Gas Technology Institute, the American Gas Association, the Detroit Regional Chamber, the Detroit Economic Growth Corporation, the Detroit Zoological Society, the Michigan

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE

REGISTRANT (CONTINUED)

Development Corporation, the Skillman Foundation and AAA Michigan. Mr. Ewing is a member of Leadership Detroit and the executive board of Boy Scouts of America’s Detroit Area Council. He serves as a member of the executive committee of United Way Community Services Board in Detroit. Mr. Ewing is past Chairman of the 1997 United Way Community Services Torch Drive, the Midwest Gas Association, the Natural Gas Vehicle Coalition, the Greater Detroit Area Health Council and the Metropolitan Affairs Corporation.

Roger Fridholm, 59, Director since 1988, Term expires in 2002:

Mr. Fridholm has been President of the St. Clair Group, a private investment company, since 1991. He has been President of IPG Services Corporation, a staffing service company, since 1996. Mr. Fridholm served as President of the Business, Technology, and Staffing Services Group of MSX International from 1998 through June 2000. He previously served as President and Chief Executive Officer of Counsel, Enterprises, Inc. from February through July 1994 and as Senior Vice President of Corporate Development of Kelly Services, Inc. from March 1992 through January 1994.

Mr. Fridholm serves as a Director of The Stroh Companies, Comerica Inc. and Outsource Holdings, Inc.

Helen O. Petrauskas, 56, Director since 1990, Term expires in 2002:

Ms. Petrauskas has been Vice President for Environmental and Safety Engineering with Ford Motor Company since 1983. She has announced her retirement effective May 1, 2001.

Ms. Petrauskas is a Director of The Sherwin-Williams Company and La-Z-Boy Inc. She serves on the Boards of the World Environment Center and the Environmental Law Institute. Ms. Petrauskas is also on the Advisory Boards of the Center for Risk Analysis, Harvard School of Public Health, and Resources for the Future in Washington, D.C.

Alfred R. Glancy III, 63, Director since 1988, Term expires in 2003:

Mr. Glancy has been Chairman and Chief Executive Officer of MCN since August 1988 and served as its President from September 1992 until July 1999. He has been Chairman of MCNEE or its predecessor since 1988. Mr. Glancy has been Chairman of MichCon since 1984 and served as its Chief Executive Officer from 1984 until September 1992. He has been a Director of MichCon since 1981.

Mr. Glancy is Chairman Emeritus of Detroit Symphony Orchestra Inc., and past Chairman of The Detroit Medical Center, Detroit Renaissance, Detroit Economic Growth Corporation and New Detroit, Inc. He is a Director of the Detroit Symphony Orchestra Inc., Detroit Institute of Arts, Detroit Renaissance, United Way Community Services, Community Foundation for Southeastern Michigan, Morton Industrial Group, Greater Downtown Partnership, New Detroit Inc. and the Hudson-Webber Foundation. Mr. Glancy is the Chairman of UNICO Investment in Seattle, Washington.

Frank M. Hennessey, 62, Director since 1988, Term expires in 2003:

Mr. Hennessey is the Chairman of the Board for Emco Limited, a leading Canadian manufacturer and distributor of plumbing-related products, roofing and other building products. Previously he was

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE

REGISTRANT (CONCLUDED)

Vice Chairman of the Board and Chief Executive Officer of MascoTech, Inc., Executive Vice President of Masco Corporation, Vice President for Strategic Planning at Masco Corporation, and President and Chief Executive Officer for Emco Limited.

Mr. Hennessey is a Director of New Detroit, Inc. and a Director and Treasurer of United Way Community Services. He is a Trustee of the Hudson-Webber Foundation and the Citizens Research Council of Michigan as well as past Chairman of the Japan America Society of Detroit. Mr. Hennessey is Chairman of the Detroit Regional Economic Partnership and first Vice Chairman of the Detroit Regional Chamber.

Howard F. Sims, 67, Director since 1988, Term expires in 2003:

Mr. Sims is Chairman of the Sims Design Group, Inc. (formerly the SVA Group, Inc.), an architecture, engineering and planning firm, and has been a practicing architect since 1963. He also serves as Principal of SDG Associates, PLLC (formerly Sims-Varner & Associates, PLLC), which is engaged in architecture and planning.

Mr. Sims is a Director of Comerica Inc. He is a Trustee of Citizens Research Council of Michigan, the W.K. Kellogg Foundation, The Community Foundation of Southeast Michigan and the Karmanos Cancer Institute. Mr. Sims is a member of the Executive Board of the Detroit Area Council, Boy Scouts of America and United Way Community Services of Southeast Michigan.

Executive Officers of MCN

Alfred R. Glancy III, 63, Chairman and Chief Executive Officer:

Mr. Glancy’s biographical information appears in the section “Directors of MCN.”

Stephen E. Ewing, 57, President and Chief Operating Officer:

Mr. Ewing’s biographical information appears in the section “Directors of MCN.”

Howard L. Dow III, 45, Executive Vice President, Chief Financial Officer and Treasurer:

Mr. Dow has been Executive Vice President of MCN since July 1999, Chief Financial Officer since April 1999, Treasurer since September 1998 and served as a Senior Vice President from September 1998 until July 1999. At MichCon, he has been Executive Vice President since July 1999, Treasurer since April 1998 and Chief Financial Officer since October 1996. Mr. Dow served as a Senior Vice President of MichCon from April 1998 until July 1999 and as a Vice President from March 1990 until April 1998. He has been a Director of MichCon since 1995.

Daniel L. Schiffer, 57, Senior Vice President, General Counsel and Secretary:

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

ITEM 11.  EXECUTIVE COMPENSATION

Directors’ Compensation

As of April 1, 1997, non-officer directors receive an annual fee of $30,000. Additionally, each year non-officer directors receive performance shares worth approximately $30,000, calculated at the beginning of the fiscal year and rounded to the nearest 100 shares. Each performance share is equivalent to one share of MCN common stock. Non-officer directors are permitted to defer all or a portion of their cash retainer fee in performance shares. The performance shares will be credited to deferral accounts established for each non-officer director. The value of the performance shares held in each non-officer director’s account will increase/ decrease as the value of the underlying MCN common stock increases/ decreases and the account will be credited with dividend equivalents equal to one-half of the common stock dividend rate. Upon the non-officer director’s termination from the board, the value of the performance shares will be paid out in cash over a period of one-to-fifteen years as elected by the non-officer director. Based on the current elections of the non-officer directors, 100% of their compensation will be in the form of performance shares, further aligning the interests of each non-officer director and shareholders by tying compensation to the value of MCN common stock.

Executives’ Compensation

The following table sets forth the aggregate compensation paid or awarded for performance from 1998 through 2000 to the Company’s chief executive officer and its three other executive officers in 2000 (collectively, the “Named Executive Officers”).

Summary Compensation Table

				Long-Term
				Compensation

				Securities
		Annual Compensation(1)		Underlying	LTIP	All Other
				Options	Payout	Compensation
Name and Principal Position	Year	Salary($)	Bonus($)(2)	(#)(3)	($)(1)(4)	($)(5)

Alfred R. Glancy III	2000	675,000	498,260	–	–	116,357
Chairman & Chief Executive Officer	1999	675,000	994,781	–	2,339,578	3,646,947
	1998	667,800	–	100,000	–	66,326

Stephen E. Ewing	2000	466,154	413,333	–	–	59,283
President & Chief Operating Officer	1999	445,192	550,000	–	939,516	41,928
	1998	412,500	450,000	48,300	–	39,229

Howard L. Dow III	2000	300,000	222,188	–	–	25,011
Executive Vice President, Chief Financial	1999	266,346	388,364	–	254,836	18,024
Officer & Treasurer	1998	211,539	180,000	14,000	–	13,312

Daniel L. Schiffer	2000	250,000	128,600	–	–	26,085
Senior Vice President, General	1999	248,077	235,800	–	315,628	20,542
Counsel & Secretary	1998	240,000	–	12,950	–	19,496

ITEM 11.  EXECUTIVE COMPENSATION (CONTINUED)

(1)	Includes amounts received or deferred.

(2)	Amounts under the MCN Energy Group Inc. Annual Performance Plan are shown for the year upon which performance is measured. The bonuses for 2000 were determined per provisions contained in the officers’ change of control employment agreements. Mr. Dow’s bonus for 1999 includes $100,000 for his efforts in negotiating the merger. Messrs. Ewing and Dow earned bonuses for 1998 based upon MichCon’s performance.

(3)	Stock options were granted in the February subsequent to the fiscal year indicated in the table.

(4)	Amounts shown in this column represent the dollar value of final payouts of performance shares awarded pursuant to the Performance Share Plan. The initial number of performance shares granted is based on total shareholder return relative to the peer group during the previous three-year period. The initial grants are adjusted upward or downward based on total shareholder return relative to the peer group for the subsequent three-year period. Pursuant to the change of control provisions in the Performance Share Plan, the 1999 payout was for all three of the outstanding tranches.

(5)	Amounts shown in this column represent (i) the Company’s contributions to defined contribution plans, (ii) the Company’s payment of life insurance premiums and (iii) payments made by the Company in lieu of dividend equivalents related to the Company’s long-term incentive plan. In addition, Mr. Glancy’s amount for 1999 includes a change of control payment of $3,519,781 due to his retirement upon the completion of the merger.

Long-Term Compensation

Beginning with the 1998 performance year, the Company determined that 50% of its long-term incentive awards should be in the form of stock options. The options were scheduled to vest ratably over three years following the date of grant. Pursuant to the change of control provisions in the MCN Stock Incentive Plan, the options vested on December 20, 1999.

Options Exercised

			Number Of Securities	Value Of Unexercised
	Shares		Underlying Unexercised	In-The-Money Options
	Acquired On		Options At Fiscal	At Fiscal Year-End
Name	Exercise(#)	Value Realized($)	Year-End Exercisable(#)	Exercisable($)(1)

Alfred R. Glancy III	–	–	100,000	1,043,750

Stephen E. Ewing	–	–	48,300	504,131

Howard L. Dow III	–	–	14,000	146,125

Daniel L. Schiffer	–	–	12,950	135,166

(1)	Based upon a price of $27.6875, the year-end closing price of MCN common stock, less the exercise price of $17.25.

No long-term awards have been made since the merger with DTE was announced, however, payments in lieu of dividend equivalents have been paid to participating employees.

Change Of Control Employment Agreements

MCN entered into Change of Control Employment Agreements with its Named Executive Officers and certain other officers of MCN and its two principal subsidiaries on the later of (i) March 1, 1990 or (ii) when the individual became an officer. Change of control is defined in the agreements as any of the following: (i) the acquisition of beneficial ownership of 20% or more of the outstanding

ITEM 11.  EXECUTIVE COMPENSATION (CONTINUED)

voting securities of the Company, (ii) the appointment or election of new directors to the Company’s Board which causes the existing directors to no longer constitute at least a majority of the Company’s Board, (iii) shareholder approval of a reorganization, merger or consolidation in which the beneficial owners of the outstanding voting securities will have a beneficial interest of less than 60% of the common stock or outstanding voting securities of the corporation resulting from such reorganization, merger or consolidation, or (iv) a complete liquidation or dissolution of the Company. The agreements generally have a term of three years beginning with the later of the change of control or the consummation of a change of control transaction. The agreements obligate the officer to continue to serve MCN in the officer’s then current capacity, require MCN to compensate the officer in an amount at least equal to the officer’s base salary plus the average annual bonus paid to the officer during the preceding three years and provide for the vesting of various unfunded benefits. These unfunded benefits include the Supplemental Retirement Plan, the Supplemental Death Benefit and Retirement Income Plan and the Supplemental Savings Plan, which permits certain key executives to defer income and be credited with matching contributions to the extent that would otherwise be permitted under the Savings Plan but for limitations imposed by Federal tax law on tax-qualified savings plans. The agreements also provide for the grossed-up payment of any Federal excise taxes due from the executive as a result of any payments received under the agreement and provide three years of continued participation in MCN’s benefit and retirement programs. If the officer’s employment is terminated by MCN for other than “good cause” or by the officer with “good reason” both as defined in the agreements, or by death or disability, the officer is entitled to a severance payment equal to three times the officer’s base salary plus the average annual bonus paid to the officer during the preceding three years.

On December 20, 1999, more than 74% of MCN’s outstanding shares eligible to be voted, were cast in favor of the Company’s proposed merger with DTE, which resulted in a change of control. Messrs. Ewing and Dow and certain other officers of MCN have negotiated new employment agreements with DTE in which they have given up certain of their rights under their Change of Control Employment Agreements. Mr. Glancy and certain other officers of MCN exercised their rights under their Change of Control Employment Agreements. They received all or a portion of their change of control payments in December 1999, with any remainder payable upon the closing of the merger with DTE. DTE has agreed to reimburse MCN for the change of control payments if the merger is not completed.

ITEM 11.  EXECUTIVE COMPENSATION (CONTINUED)

Retirement Plans

Pension Plan Table

Annual Retirement Benefit At Age 65 For Years Of Credited Service

Final Average	20	25	30	35	40	45
Annual Earnings	Years	Years	Years	Years	Years	Years

$200,000.	$73,000	$91,300	$109,500	$127,800	$141,000	$154,300

250,000.	91,300	114,100	137,000	159,800	176,400	193,000

300,000.	109,600	137,000	164,400	191,800	211,700	231,600

350,000.	127,900	159,900	191,900	223,800	247,100	270,300

400,000.	146,200	182,800	219,300	255,900	282,400	309,000

450,000.	164,500	205,600	246,800	287,900	317,800	347,700

500,000.	182,800	228,500	274,200	319,900	353,100	386,300

550,000.	241,800	276,100	301,600	351,900	388,500	425,000

600,000.	263,800	301,300	329,100	383,900	423,800	463,700

650,000.	285,800	326,400	356,500	415,900	459,100	502,400

700,000.	307,800	351,500	384,000	447,900	494,500	541,000

Salaried employees of MCN and certain of its subsidiaries (the “Participating Companies”) may participate in a noncontributory, defined benefit retirement plan (the “Retirement Plan”), under which benefits have been based upon the final average salary. Specifically, the monthly pension at normal retirement (age 65) is calculated using a formula providing a single life monthly benefit equal to (i) 1.33% of final average monthly earnings multiplied by the number of total Years of Credited Service (as defined in the plan) with the Participating Companies; plus (ii) 0.5% of final average monthly earnings that exceed a 35-year average Social Security wage base multiplied by the number of Years of Credited Service up to 35 years. Early retirement benefits (at a reduced benefit if such retirement is before the participant attains age 62) are permitted under the plan, (i) on or after the date a participant attains age 55, if the participant’s age plus Years of Credited Service equals or exceeds 70, or (ii) when the participant has attained 30 Years of Credited Service. An employee’s final average monthly earnings is defined as his or her highest average monthly earnings for a consecutive 60-month period during the participant’s last 15 years of employment. Average monthly earnings are calculated based on an individual’s base salary only. An employee is not vested under the Retirement Plan until he or she has completed five Years of Credited Service or has attained age 65.

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

As of December 31, 2000, the Years of Service (rounded to the nearest whole year) for the Named Executive Officers participating in the final average salary plan are as follows: Mr. Ewing, 29 years, Mr. Dow, 22 years and Mr. Schiffer, 24 years.

ITEM 11. EXECUTIVE COMPENSATION (CONCLUDED)

In 1998, the Company adopted a cash balance plan feature within its defined benefit plan to better attract and retain employees. The cash balance plan is the defined benefit plan for all new hires at MCN and MCNEE and was offered as a one-time option to all current employees of MCN and MCNEE. For employees electing to switch from the final average salary to the cash balance plan, a retirement annuity as of January 1, 1998 was calculated under the “traditional” defined benefit plan formula described above and present-valued using a 6.11% interest rate, the average interest rate on 30-year Treasury Bills for November 1997. This amount represented the opening account balance under the cash balance feature. Under the cash balance plan, at the beginning of each year, each participant’s account is credited with 8% of the individual’s salary and bonus plus an additional 5% of such compensation over the Social Security wage base. In addition, each participant’s account is credited with interest based on the 30-year Treasury Bill rate as of November of the prior year. All vested participants in the cash balance plan are entitled to receive a lump sum payment in lieu of monthly pension annuities. Mr. Glancy and 248 other incumbent employees out of an eligible group of 330 opted to participate in the cash balance plan. Had Mr. Glancy retired effective January 1, 2001, he could have elected to receive an immediate annual annuity under the cash balance plan of $501,000.

The Company also maintains the Supplemental Retirement Plan, which provides for the payment of benefits that would otherwise be payable under the Retirement Plan but for limitations imposed by Federal tax law on benefits paid by qualified plans.

The Company’s Named Executive Officers and certain other officers of the Participating Companies currently participate in a Supplemental Death Benefit and Retirement Income Plan. Under this plan, the pre-retirement death benefits payable to an employee’s surviving spouse are 50% of the employee’s final salary until such time as the employee would have reached age 65. Thereafter, payments are 20% of salary until the employee would have reached age 75. At retirement an employee may elect to receive (i) annual supplemental retirement income equal to 20% of the employee’s final annual salary payable for a period of 10 years after age 62; or (ii) other available post retirement benefits that are actuarially equivalent to the 10-year payment option.

Compensation Committee Interlocks and Insider Participation

Mr. Thomas H. Jeffs II, Mr. Roger Fridholm, Mr. Howard Sims and Mr. Bill M. Thompson serve on the Compensation Committee of MCN. There are no Compensation Committee interlocks, nor do any officer directors participate on this committee.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

AND MANAGEMENT

Security Ownership of Executive Officers and Directors

The following table includes MCN Common Stock and stock-based holdings, as of February 28, 2001, of the Company’s Named Executive Officers and its directors.

Common Stock And Total Stock-Based Holdings

	Common Stock
	Ownership
				Stock
Name	Amount(1)		Percent	Equivalents(2)	Total

Alfred R. Glancy III	449,063	(3)	.5%	169,674	618,737

Stephen E. Ewing	36,906	(3)	*	113,806	150,712

Daniel L. Schiffer	50,030	(3)	.1%	13,000	63,030

Howard L. Dow III	34,843	(3)	*	–	34,843

James G. Berges	100		*	8,189	8,289

Roger Fridholm	10,100	(4)	*	11,519	21,619

Frank M. Hennessey	11,346		*	16,935	28,281

Thomas H. Jeffs II	5,000		*	15,248	20,248

Helen O. Petrauskas	3,295		*	11,225	14,520

Howard F. Sims	3,351		*	14,891	18,242

Bill M. Thompson	3,458		*	11,233	14,691

Directors and executive officers

As a group	607,492		.7%	385,720	993,212

*	Less than 0.1%
(1)	This column lists voting securities, including shares of restricted stock in which the beneficial owners have voting power but do not have investment power until the shares vest. In many instances, voting power and investment power are shared with another as joint tenants.
(2)	This column includes the non-voting common stock equivalents, such as performance shares granted and deferred under the Stock Incentive Plan, deferred stock units under the Mandatory Deferred Compensation Plan, share equivalents under the Supplemental Savings Plan, and performance shares under the Nonemployee Directors’ Compensation Plan.
(3)	Includes shares held in the MCN Energy Group Savings and Stock Ownership Plan (the “Savings Plan”). The beneficial owners of the shares have sole voting power on all shares. Beneficial owners have investment power on all shares except those purchased by MCN and held as restricted under provisions of the Savings Plan.
(4)	Includes 1,900 shares held in the St. Clair Charitable Trust, of which Roger Fridholm is a Trustee. Mr. Fridholm has shared voting and investment power on these shares.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT (CONCLUDED)

Security Ownership of Certain Beneficial Owners

Based on a Schedule 13G for the year ended December 31, 2000, filed with the SEC, information is set forth below with respect to the beneficial owners of more than five percent of MCN’s common stock.

	Number	Percent
Name and Address	of Shares	of Class

President and Fellows of Harvard College	5,877,733 (1)	6.5%
c/o Harvard Management Company, Inc. 600 Atlantic Avenue Boston, MA 02210

(1)	As reflected in a statement on Schedule 13G dated February 9, 2001, the President and Fellows of Harvard College has sole investment and voting power over all of the shares reported in Schedule 13G.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Indebtedness of Management

In order to encourage executives to maintain their holdings in shares purchased under a stock option plan, which was replaced by the MCN Stock Incentive Plan in May 1989, the Company provided loans at an interest rate in accordance with IRS guidelines based on the market yield of U.S. short-term marketable securities. Pursuant to this provision, Mr. Glancy initiated a loan in 1992 at an interest rate of 4.43%, which was renewed in 1995 and again in 1998 at the then current interest rates of 5.65% and 5.41%, respectively. The loan covered a maximum outstanding amount of $438,811, including interest, during 2000. A balance of $283,252, including interest, was outstanding as of December 31, 2000. The loan is secured by 169,628 shares of MCN common stock with a year-end market value of $4,696,575.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND

REPORTS ON FORM 8-K

(A)  List of documents filed as part of the report:

1.	For a list of financial statements, see the section titled “Financial Statements and Supplementary Data” in Part II, Item 8.

2.	The Financial Statement Schedules for each of the three years in the period ended December 31, 2000, unless otherwise noted, are included herein in response to Part II, Item 8:

Schedule

II — Valuation and Qualifying Accounts

Schedules other than those referred to above are omitted as not applicable or not required, or the required information is shown in the financial statements or notes thereto.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND
REPORTS ON FORM 8-K (CONTINUED)

3.  Exhibits, including those incorporated by reference.

Exhibit
No.		Description

2-	1	Agreement and Plan of Merger, dated as of October 4, 1999, by and among MCN Energy Group Inc., DTE Energy Company and DTE Enterprises, Inc., as amended as of November 12, 1999, as further amended as of February 28, 2001 (Exhibit 2 to February 28, 2001 Form 8-K).

3-	1	Articles of Incorporation of MCN Energy Group Inc. (Exhibit 3-1 to March 31, 1998 Form 10-Q).

3-	2	By-Laws of MCN Energy Group Inc., as amended (Exhibit 3-2 to MCN’s 1997 Form 10-K).

3-	3	Certificate of Limited Partnership of MCN Michigan Limited Partnership (Exhibit 4-6 To Registration Statement No. 33-55665).

3-	4	Certificate of Trust of MCN Financing I (Exhibit 4-11 to Registration Statement No. 333-01521).

3-	5	Certificate of Trust of MCN Financing III (Exhibit 4-16 to Registration Statement No. 333-21175).

4-	1	Rights Plan (Exhibit 28-1 to December 20, 1989 Form 8-K, Exhibit 4 to July 23, 1997 Form 8-K, and Exhibits 4-2 and 4.4 to October 4, 1999 Form 8-A/A).

4-	2	Senior Debt Securities Indenture between MCN Energy Group Inc. and NBD Bank, N.A., as Trustee, dated September 1, 1994 (Exhibit 4-4 to Registration Statement No. 33-55665); First Supplemental Indenture, dated June 4, 1997 (Exhibit 4-2 to MCN’s 1997 Form 10-K).

4-	3	Subordinated Debt Securities Indenture between MCN Energy Group Inc. and NBD Bank, N.A., as Trustee, dated September 1, 1994 (Exhibit 4-5 to Registration Statement No. 33-55665); First Supplemental Indenture, dated April 17, 1996 (Exhibit 4-18 to Amendment No. 2 to Registration Statement No. 333-01521); Second Supplemental Indenture, dated July 24, 1996 (Exhibit 5-2 to July 24, 1996 Form 8-K); Third Supplemental Indenture, dated March 19, 1997 (Exhibit 5-3 to March 19, 1997 Form 8-K); and Fourth Supplemental Indenture dated November 18, 1998 (Exhibit 5-3 to November 13, 1998 Form 8-K).

4-	4	MichCon’s Indenture of Mortgage and Deed of Trust dated March 1, 1944 (Exhibit 7-D to Registration Statement No. 2-5252); Twenty-ninth Supplemental Indenture, dated July 15, 1989 (Exhibit 4-1 to July 27, 1989 Form 8-K); Thirtieth Supplemental Indenture, dated September 1, 1991 (Exhibit 4-1 to September 27, 1991 Form 8-K); Thirty-first Supplemental Indenture, dated December 15, 1991 (Exhibit 4-1 to February 28, 1992 Form 8-K); Thirty-second Supplemental Indenture, dated January 5, 1993 (Exhibit 4-1 to 1992 Form 10-K); Thirty-third Supplemental Indenture, dated May 1, 1996 (Exhibit 4-2 to Registration Statement No. 33-59093); Thirty-fourth Supplemental Indenture, dated November 1, 1996 (Exhibit 4-2 to Registration Statement No. 333-16285); and Thirty-fifth Supplemental Indenture, dated June 18, 1998 (Exhibit 4-2 to June 18, 1998 Form 8-K).

4-	5	Senior Debt Securities Indenture between Michigan Consolidated Gas Company and Citibank, N.A., as Trustee, dated June 1, 1998 (Exhibit 4-1 to Amendment No. 2 to Registration Statement No. 333-56333); First Supplemental Indenture dated June 18, 1998 (Exhibit 4-1 to June 18, 1998 Form 8-K); and Second Supplemental Indenture dated June 9, 1999 (Exhibit 4-1 to June 4, 1999 Form 8-K).

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND
REPORTS ON FORM 8-K (CONTINUED)

Exhibit
No.		Description

4-	6	Debt Securities Indenture between MCN Investment Corp. (currently doing business as MCN Energy Enterprises Inc.) and NBD Bank as Trustee, dated September 1, 1995 (Exhibit 4-1 to Registration Statement No. 33-63311).

4-	7	MCN hereby agrees to furnish to the SEC, upon request, a copy of any instruments defining the rights of holders of long-term debt issued by MCN or its subsidiaries.

4-	8	Form of Guarantee Agreement with Respect to Preferred Securities of MCN Michigan Limited Partnership (Exhibit 4-8 to Registration Statement No. 33-55665).

4-	9	Amended and Restated Limited Partnership Agreement of MCN Michigan Limited Partnership (Exhibit 4-1 to October 26, 1994 Form 8-K).

4-	10	Form of MCN Energy Group Inc. Series A Subordinated Deferrable Interest Debt Security for $100,000,000 (Exhibit 4-6 to October 26, 1994 Form 8-K).

4-	11	Form of MCN Energy Group Inc. Series A Subordinated Deferrable Interest Debt Security for $1,100,000 (Exhibit 4-7 to October 26, 1994 Form 8-K).

4-	12	Amended and Restated Declaration of Trust of MCN Financing I, dated as of July 24, 1996 (Exhibit 5-1 to July 24, 1996 Form 8-K).

4-	13	Preferred Securities Guarantee Agreement, dated as of July 26, 1996, between MCN and Wilmington Trust Company (Exhibit 5-4 to July 24, 1996 Form 8-K).

4-	14	Amended and Restated Declaration of Trust of MCN Financing III, dated as of March 19, 1997 (Exhibit 5-2 to March 19, 1997 Form 8-K).

4-	15	Preferred Securities Guarantee Agreement, dated as of March 19, 1997, between MCN and Wilmington Trust Company (Exhibit 5-4 to March 19, 1997 Form 8-K).

4-	16	Form of Preferred Security of MCN Financing III (Annex I to the Amended and Restated Declaration of Trust of MCN Financing III included as Exhibit 4-14 hereto).

4-	17	Amended and Restated Declaration of Trust of MCN Financing II, dated as of November 18, 1998 (Exhibit 5-2 to November 13, 1998 Form 8-K).

4-	18	Preferred Securities Guarantee Agreement, dated as of November 18, 1998 (Exhibit 5-4 to November 13, 1998 Form 8-K).

4-	19	Form of Preferred Security of MCN Financing II (Annex I to the Amended and Restated Declaration of Trust of MCN Financing II included as Exhibit 4-17 hereto).

10-	1	MCN Stock Option Plan Post-Effective Amendment No. 1 (Registration Statement No. 33-21930-99).

10-	2	Form of Employment Agreement (Exhibit 99-2 to June 30, 1997 Form 10-Q).

10-	3	MCN Energy Group Inc. Executive Annual Performance Plan, as amended (Exhibit 4-3 to MCN’s 1998 Form 10-K).

10-	4	MCN Energy Group Inc. Stock Incentive Plan as amended (Exhibit 10-4 to 1999 Form 10-K).

10-	5	MichCon Supplemental Death Benefit and Retirement Income Plan, as amended (Exhibit 10-6 to 1999 Form 10-K).

10-	6	MichCon Supplemental Retirement Plan, as amended (Exhibit 10-7 to 1999 Form 10-K).

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND
REPORTS ON FORM 8-K (CONTINUED)

Exhibit
No.		Description

10-	7	MCN Energy Group Inc. Mandatory Deferred Compensation Plan, as amended (Exhibit 10-8 to 1999 Form 10-K).

10-	8	MCN Energy Group Inc. Long-Term Incentive Performance Share Plan, as amended (Exhibit 10-11 to 1999 Form 10-K).

10-	9	MCN Energy Group Savings and Stock Ownership Plan, as amended (Exhibit 10-14 to 1998 Form 10-K).

10-	10	MichCon Investment and Stock Ownership Plan, as amended (Exhibit 10-15 to 1998 Form 10-k).

10-	11	Remarketing Agreement, dated as of March 31, 1998, between MCN Investment Corporation, MCN Energy Group Inc. and Merrill Lynch, Pierce, Fenner & Smith, Incorporated with respect to MCN Investment Corporation’s 6.30% MandatOry Par Put Remarketed Securities due April 2, 2011 (Exhibit 10-1 to March 31, 1998 Form 8-K).

10-	12	Remarketing Agreement, dated as of March 31, 1998, between MCN Investment Corporation, MCN Energy Group Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated with respect to MCN Investment Corporation’s 6.35% MandatOry Par Put Remarketed Securities due April 2, 2012 (Exhibit 10-2 to March 31, 1998 Form 8-K).

10-	13	Reset Remarketing Agreement, dated as of June 23, 1998, by and between Michigan Consolidated Gas Company and Salomon Brothers Inc. (Exhibit 10-1 to June 18, 1998 Form 8-K).

10-	14	Reset Remarketing Agreement, dated as of June 23, 1998, by and between Michigan Consolidated Gas Company and Merrill Lynch & Co./ Merrill Lynch, Pierce, Fenner and Smith Incorporated (Exhibit 10-2 to June 18, 1998 Form 8-K).

10-	15	MCN Executive Deferred Compensation Plan, as amended.*

10-	16	MCN Energy Group Inc. Supplemental Savings Plan, as amended.*

10-	17	MCN Energy Group Inc. Nonemployee Directors’ Compensation Plan, as amended.*

10-	18	MCN Energy Group Inc. Severance Allowance Plan, as amended.*

10-	19	Guarantee Agreement Between MCN Energy Group Inc. and MCN Energy Enterprises Inc.*

12-	1	Computation of Ratio of Earnings to Fixed Charges for MCN Energy Group Inc.*

12-	2	Computation of Ratio of Earnings to Fixed Charges for MCN Energy Enterprises Inc.*

21-	1	List of MCN Subsidiaries (Part I “Nature of Business of Claimant and Every Subsidiary Thereof” to the December 31, 2000 Form U-3A-2).

23-	1	Independent Auditors’ Consent – Deloitte & Touche LLP.*

24-	1	Powers of Attorney.*

*  Indicates document filed herewith.

References are to MCN’s File No. 1-10070 for the MCN documents incorporated by reference and MichCon’s File No. 1-7310 for the MichCon documents incorporated by reference.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND
REPORTS ON FORM 8-K (Concluded)

(B)  Reports on Form 8-K:

MCN filed a report on Form 8-K dated February 9, 2001, under Item 5, with respect to the issuance of a press release. The press release, which was included in the Form 8-K, noted that Michigan Consolidated Gas Company, MCN’s natural gas utility, filed for Michigan Public Service Commission approval of a capacity sale to a unit of Exelon Corp. The sale is intended to resolve concerns raised by the staff of the Federal Trade Commission related to its review of the proposed merger.

MCN filed a report on Form 8-K dated February 14, 2001, under Item 5, with respect to the issuance of a press release. The press release, which was included in the Form 8-K, noted that the Michigan Public Service Commission approved the agreement intended to resolve the concerns raised by the Federal Trade Commission.

MCN filed a report on Form 8-K dated February 16, 2001, under Item 5, with respect to the issuance of a press release. The press release, which was included in the Form 8-K, noted that DTE Energy Company filed a revised U-1 Form with the Securities and Exchange Commission seeking review of its proposed merger with MCN under the Public Utility Holding Company Act. DTE Energy Company requested an expedited review of the merger proposal to facilitate the consummation of the merger.

MCN filed a report on Form 8-K dated February 28, 2001, under Item 5, announcing that it had entered into an amended and restated Agreement and Plan of Merger dated as of October 4, 1999, as amended as of November 12, 1999, and as further amended as of February 28, 2001 among MCN, DTE Energy Company, and DTE Enterprises, Inc., pursuant to which MCN and DTE Enterprises, Inc. will merge, with DTE Enterprises, Inc. as the surviving corporation in the merger. The Agreement and Plan of Merger was filed as an exhibit thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MCN ENERGY GROUP INC.

(Registrant)

By:	/s/ GERARD F. KABZINSKI

Gerard F. Kabzinski
Vice President and Controller
March 14, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	Title	Date

* Alfred R. Glancy III	Director, Chairman and Chief Executive Officer	March 14, 2001

* Stephen E. Ewing	Director, President and Chief Operating Officer	March 14, 2001

* Howard L. Dow III	Executive Vice President, Chief Financial Officer and Treasurer	March 14, 2001

/s/ GERARD F. KABZINSKI Gerard F. Kabzinski	Vice President and Controller	March 14, 2001

* James G. Berges	Director	March 14, 2001

* Roger Fridholm	Director	March 14, 2001

* Frank M. Hennessey	Director	March 14, 2001

* Thomas H. Jeffs II	Director	March 14, 2001

* Helen O. Petrauskas	Director	March 14, 2001

* Howard F. Sims	Director	March 14, 2001

* Bill M. Thompson	Director	March 14, 2001

*By: /s/ GERARD F. KABZINSKI Gerard F. Kabzinski Attorney-in-Fact