Form 10-Q
period 2001-03-31
MCN ENERGY GROUP INC
filed 2001-05-14
CIK 837579

________________________________________________________________________________

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2001, or
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   X   No

     Number of shares outstanding of each of the registrant’s classes of common stock, as of May 10, 2001:

Common Stock, par value $.01 per share: 90,185,793

Management’s Discussion and Analysis of Financial Condition and Results of Operations
Other Information
Exhibits and Reports on Form 8-K
Signature
Letter RE Unaudited Interim Financial Information

INDEX TO FORM 10-Q

FOR QUARTER ENDED MARCH 31, 2001

PAGE
NUMBER

COVER	i

INDEX	ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements	20

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	1

PART II – OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K	44

SIGNATURE	45

ii

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Results reflect accounting change, asset sales, increased Gas Distribution margins and Energy Marketing losses – MCN’s earnings for the 2001 first quarter were $43.3 million or $.48 per diluted share compared with earnings of $69.5 million or $.78 per diluted share in the 2000 first quarter. As subsequently discussed, the comparability of earnings was affected by the impact of several unusual items, merger costs, an accounting change and an extraordinary item.

	Quarter

	2001	2000
(in Millions)
Net Income (Loss)

Diversified Energy:

Before unusual items and merger costs	$(35.4)	$(4.2)

Unusual items (Note 6)	83.5	7.0

Merger costs (Note 2)	(.1)	–

	48.0	2.8

Gas Distribution:

Before merger costs	99.2	66.9

Merger costs (Note 2)	(.7)	(.2)

	98.5	66.7

Total Before Accounting Change and Extraordinary Item:

Before unusual items and merger costs	63.8	62.7

Unusual items (Note 6)	83.5	7.0

Merger costs (Note 2)	(.8)	(.2)

	146.5	69.5

Accounting Change for Derivatives (Note 3)	(100.6)	–

Extraordinary Item – Loss on Redemption of Debt (Note 5)	(2.6)	–

	$43.3	$69.5

MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)

	Quarter

	2001	2000
(in Millions)
Diluted Earnings (Loss) Per Share

Diversified Energy:

Before unusual items and merger costs	$(.39)	$(.03)

Unusual items (Note 6)	.92	.08

Merger costs (Note 2)	–	–

	.53	.05

Gas Distribution:

Before merger costs	1.10	.73

Merger costs (Note 2)	(.01)	–

	1.09	.73

Total Before Accounting Change and Extraordinary Item:

Before unusual items and merger costs	.71	.70

Unusual items (Note 6)	.92	.08

Merger costs (Note 2)	(.01)	–

	1.62	.78

Accounting Change for Derivatives (Note 3)	(1.11)	–

Extraordinary Item – Loss on Redemption of Debt (Note 5)	(.03)	–

	$.48	$.78

Excluding the unusual items, merger costs, accounting change and extraordinary item, MCN’s earnings in the 2001 first quarter increased $1.1 million or $.01 per diluted share, as compared to the corresponding 2000 period. The earnings comparison reflects increased contributions from the Gas Distribution segment and losses within the Diversified Energy group, largely due to the Energy Marketing business.

Pending merger – MCN and DTE Energy Company (DTE) signed a definitive merger agreement dated October 4, 1999, which was amended on February 28, 2001, under which DTE will acquire all outstanding shares of MCN common stock. The amended merger agreement imposes more stringent restrictions on MCN’s ability to take significant actions without DTE’s consent. The revised merger agreement is subject to the approval of MCN shareholders at a special meeting scheduled for May 15, 2001. In March 2001, the proposed merger received clearance from the Federal Trade Commission. The transaction is also subject to the approval of the Securities and Exchange Commission which has set a May 17, 2001 deadline for public comments. Although no assurances can be given, and the merger may be completed later, MCN and DTE are currently targeting May 31, 2001 as the completion date for the merger. Under any circumstances, DTE intends to issue a press release that will provide shareholders with five business days’ notice of the definitive closing date.

MCN recorded legal, accounting, employee benefit and other expenses associated with the merger which had the effect of reducing 2001 first quarter earnings by $.8 million or $.01 per diluted share, and 2000 first quarter results by $.2 million or zero cents per share. MCN will incur additional merger-related costs during 2001.

MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)

Unusual items – As discussed in MCN’s 2000 Annual Report on Form 10-K and Note 6 to the Consolidated Financial Statements included herein, MCN recorded several unusual items in the 2001 and 2000 periods, consisting of gains on asset sales. The unusual items increased earnings in the 2001 and 2000 first quarter periods as follows:

	Quarter

	2001	2000
(in Millions, Except Per Share Amounts)
Unusual Items (Net of Taxes)
Diversified Energy

Pipelines & Processing (Note 6a)	$83.5	$2.2

Electric Power (Note 6b)	–	2.4

Exploration & Production (Note 6c)	–	2.4

	$83.5	$7.0

Diluted Earnings Per Share	$.92	$.08

Diversified Energy

Results reflect Energy Marketing losses and asset sales – Diversified Energy had earnings of $48.0 million for the 2001 first quarter compared to earnings of $2.8 million for the same 2000 period. The comparability of results was impacted by several unusual items and merger costs, as previously discussed. Excluding the unusual items and merger costs, Diversified Energy had losses of $35.4 million, an increase of $31.2 million in the current quarter over the 2000 first quarter. The results for the 2001 period reflect losses of the Energy Marketing segment and reduced earnings primarily attributable to the sale of interests in pipeline and power projects, as well as Exploration & Production (E&P) properties.

MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)

	Quarter

	2001	2000
(in Millions)
Diversified Energy Operations

Operating Revenues*	$742.9	$465.9

Operating Expenses*

Gains from sale of assets (Note 6)	(127.9)	(3.9)

Merger costs (Note 2)	.2	–

Other operating expenses	779.2	460.6

	651.5	456.7

Operating Income	91.4	9.2
Joint Venture Income

Equity in earnings	.9	10.2

Gains from sale of joint venture interests (Note 6)	.5	7.0

	1.4	17.2

Other Income & (Deductions)*

Interest income	3.5	2.1

Interest expense	(15.6)	(15.4)

Dividends on preferred securities of subsidiaries	(6.3)	(8.6)

Other	(.9)	(.7)

	(19.3)	(22.6)

Income Before Income Taxes	73.5	3.8

Income Tax Provision	25.5	1.0

Net Income (Loss)

Before unusual items	(35.4)	(4.2)

Unusual items and merger costs (Notes 2 and 6)	83.4	7.0

	$48.0	$2.8

*	Includes intercompany transactions

Operating and Joint Venture Income

Operating and joint venture results for the 2001 first quarter, excluding unusual items and merger costs, decreased $50.9 million reflecting reduced contributions from all the Diversified Energy operating segments.

	Quarter

	2001	2000
(in Millions)
Operating and Joint Venture Income (Loss)

Before Unusual Items and Merger Costs:

Pipelines & Processing	$.5	$5.8

Electric Power	(.4)	1.8

Energy Marketing	(38.3)	4.4

Exploration & Production	3.2	4.7

Corporate & Other	(.4)	(1.2)

	(35.4)	15.5

Unusual Items and Merger Costs (Notes 2 & 6)	128.2	10.9

	$92.8	$26.4

Pipelines & Processing operating and joint venture results, excluding unusual items, decreased by $5.3 million for the 2001 first quarter. Results reflect lower earnings from MCN’s 25%-owned

MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)

methanol production business due to a decrease in margins. This business relies on natural gas as its chief feedstock in producing methanol. Significantly higher cost of gas in the 2001 first quarter resulted in reduced methanol margins. Methanol volumes produced during the 2001 quarter declined 6.3 million gallons or 37% as a result of uneconomical margins.

Pipelines & Processing operating and joint venture income also reflects an 11.5 billion cubic feet (Bcf) decline in transportation deliveries and a 9.0 Bcf reduction in gas processing volumes. The reduced transportation contributions are attributable to the sale of pipeline projects that were located in areas outside MCN’s target region. Lower earnings from processing gas to remove natural gas liquids is due to a decline in processing margins resulting from high gas prices.

	Quarter

	2001	2000

Pipelines & Processing Statistics*

Methanol Produced (Million Gallons)	10.8	17.1

Transportation (Bcf)	29.8	41.3

Gas Processed (Bcf):

Carbon dioxide treatment	12.5	12.8

Natural gas liquids removal	8.8	17.5

	21.3	30.3

*	Includes MCN’s share of joint ventures

Electric Power operating and joint venture results, excluding unusual items, decreased $2.2 million for the 2001 first quarter. The decline in earnings reflects the sale of essentially all of MCN’s interests in power generation facilities. The sales were required as a condition of MCN’s merger with DTE. Additionally, the 2000 first quarter includes margins generated from selling gas to power companies. The sales contracts with the power companies were transferred to the Energy Marketing segment in the 2001 first quarter.

	Quarter

	2001	2000

Electric Power*

Electricity Sales (Thousand of Megawatt Hours)	26.5	185.2

Gas Sales (Bcf)	–	4.8

*	Includes MCN’s share of joint ventures

Energy Marketing operating and joint venture results decreased $42.7 million for the 2001 first quarter. Results reflect the impact of fluctuating natural gas prices and weather which was exacerbated as a result of Energy Marketing’s use of fair value accounting for its inventory, forward contracts, financial instruments, and storage and transportation capacity contracts. As discussed in MCN’s 2000 Annual Report on Form 10-K, Energy Marketing changed its operating strategy in the 2000 second quarter and began trading activities by entering into transactions that better utilize its

MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)

gas storage capacity and assets. In connection with this change in strategy, Energy Marketing also changed to the Fair Value method of accounting for gas in inventory and implemented mark-to-market accounting for the related forward, derivative financial and storage capacity contracts. Additionally, as a result of the January 2001 adoption of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (Note 3), Energy Marketing marks-to-market its transportation capacity contracts and its other derivative financial contracts as well as certain forward contracts.

Energy Marketing manages commodity price risk by utilizing derivative financial contracts to more fully balance its portfolio of gas supply and sales agreements. Energy Marketing’s objective is to enter into new transactions that are hedgeable and profitable from an economic standpoint. MCN has determined that this risk minimization strategy will be accounted for by marking-to-market its commodity forwards, financial derivatives, and corresponding physical positions so there are substantial offsetting amounts. This fair value accounting better aligns financial reporting for the Energy Marketing segment with the way such business is managed and its performance measured.

Although it attempts to maintain a balanced or flat book from an economic standpoint, Energy Marketing experiences earnings volatility as a result of its production-related gas supply contract, as well as from open positions related to its long-term transportation and storage assets. Energy Marketing’s contract to purchase gas produced from E&P operations does not meet the definition of a derivative under SFAS No. 133. Energy Marketing experienced an $11 million pre-tax loss in the 2001 first quarter from marking to market sales contracts with certain power generation customers without recording an offsetting gain from marking to market the production-related gas supply contract. This non-cash loss was magnified as a result of the significant decline in gas prices during the 2001 first quarter.

Energy Marketing has firm-price gas sales contracts with customers that allow them to purchase a sufficient quantity of gas to meet their needs, subject to certain minimum and maximum volumes. Some customers used significantly more gas than anticipated in December 2000, which resulted in Energy Marketing being in a short position in January 2001. The higher than expected usage was due in part to weather, which was 23% colder than normal in December. Energy Marketing purchased high priced gas in January 2001 to cover its short position and to meet an expected increase in gas sales in the 2001 first quarter based on a forecasted colder winter. However, the winter weather was warmer than predicted resulting in an Energy Marketing long position when its customers purchased less than anticipated. Energy Marketing balanced its position by selling high-cost gas in a market experiencing falling prices, resulting in approximately $11 million in pre-tax losses during the 2001 first quarter.

	Quarter

	2001	2000

Energy Marketing (Bcf)*

Gas Sales	116.7	174.5

Exchange Gas Deliveries	21.9	14.9

	138.6	189.4

*	Includes MCN’s share of joint ventures

Energy Marketing’s results in the 2001 first quarter were also impacted by an approximate $5 million pre-tax loss from marking to market 1.1 Bcf of non-hedged gas that remained in

MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)

inventory at March 31, 2001. Under fair value accounting, this storage gas was priced in December 2000 at a spot market rate of $10.19 per thousand cubic feet (Mcf) compared to a March 2001 spot market rate of $5.82 per Mcf. The inventory is not hedged since it is used to meet unexpected demand of commercial and industrial customers and to maintain minimum gas pressure necessary for optimum winter withdrawal capability.

Exploration & Production operating and joint venture income, excluding unusual items, decreased $1.5 million in the 2001 first quarter. The decline reflects a reduction in overall gas and oil production of .4 Bcf equivalent in the current quarter due primarily to the sale of E&P properties that were located in areas outside MCN’s target area.

E&P results for the 2001 first quarter were also impacted by an increase in production-related expenses. The increased production expenses reflect higher severance taxes as a result of the increase in gas sales prices. The impact of the higher severance taxes was partially offset by lower operating costs reflecting savings associated with MCN’s assumption of operator responsibilities in early 2000.

	Quarter

	2001	2000

Exploration & Production Statistics

Gas and Oil Production (Bcf equivalent):

Michigan	6.1	6.2

Western, Midcontinent/ Gulf Coast and Appalachia	.1	.4

	6.2	6.6

Production Costs (per Mcf equivalent):

Operating	$.46	$.56

Transportation, treating and marketing	.28	.31

Severance taxes	.39	.16

Overall	$1.13	$1.03

Corporate & Other operating and joint venture results improved $.8 million in the 2001 first quarter. The improvement primarily reflects lower corporate expenses allocated to the Diversified Energy group due to its reduced percentage of MCN’s consolidated financial position and results.

Other Income and Deductions

Other income and deductions decreased $3.3 million in the 2001 first quarter. The results reflect higher interest income and lower preferred dividend costs. The increase in interest income is attributable to an interest-bearing advance made to the Vector Pipeline Partnership. The lower preferred dividends reflect the retirement of $130.7 million of preferred securities in May 2000.

Income Taxes

Income taxes increased $24.5 million in the 2001 first quarter due to an increase in pre-tax earnings.

MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)

Outlook

MCN’s strategic direction emphasizes achieving operational efficiencies and growth through integration of existing businesses. MCN will continue expanding its coverage within existing markets and emphasize operating projects that enhance MCN businesses within the Midwest-to-Northeast corridor. MCN has ample gas storage and transportation capacity, which enhances its ability to provide reliable and custom-tailored bundled services to large-volume end users and utilities. MCN expects to continue pursuing alternative operating and financial strategies to optimize the value of its storage and transportation assets.

Energy Marketing manages commodity price risk by utilizing derivative financial contracts to more fully balance its portfolio of gas supply and sales agreements. Energy Marketing attempts to maintain a balanced or flat book from an economic standpoint. However, Energy Marketing will experience earnings volatility as a result of its production-related gas supply, as well as from open positions related to its long-term transportation and storage assets.

Gas Distribution

Results reflect increased contributions from Gas Sales Program and colder weather – Gas Distribution’s earnings were $98.5 million for the 2001 first quarter, an increase of $31.8 million from the comparable 2000 period of $66.7 million. The earnings improvement for the 2001 first quarter reflects higher gross margins resulting from increased contributions from the Gas Sales

MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)

Program and the impact of colder weather. Gross margins under the Gas Sales Program benefited from lower gas cost attributable to a reduction in inventory gas.

	Quarter

	2001	2000
(in Millions)
Gas Distribution Operations
Operating Revenues*

Gas sales	$417.1	$378.7

End user transportation	37.4	38.9

Intermediate transportation	12.5	14.5

Other	19.0	21.6

	486.0	453.7

Cost of Sales	214.6	224.2

Gross Margin	271.4	229.5

Other Operating Expenses*

Operation and maintenance	65.4	66.6

Depreciation, depletion and amortization	26.6	26.4

Property and other taxes	16.3	19.2

Merger costs (Note 2)	1.0	.4

	109.3	112.6

Operating Income	162.1	116.9

Joint Venture Income	.7	.6

Other Income and (Deductions)*

Interest income	2.6	.6

Interest expense	(14.5)	(15.5)

Minority interest	(.1)	(.1)

Other	.8	.3

	(11.2)	(14.7)

Income Before Income Taxes	151.6	102.8

Income Taxes	53.1	36.1

Net Income

Before merger costs	99.2	66.9

Merger costs (Note 2)	(.7)	(.2)

	$98.5	$66.7

*	Includes intercompany transactions

Gross Margin

Gross margin (operating revenues less cost of gas) increased $41.9 million in the 2001 first quarter. As previously discussed, gross margins reflect increased contributions from the Gas Sales Program as well as higher gas sales due to colder weather.

MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)

MichCon’s three-year Gas Sales Program is part of its Regulatory Reform Plan (Note 8a) which was implemented in January 1999. Under the Gas Sales Program, MichCon’s gas sales rates include a gas commodity component that is fixed at $2.95 per Mcf. Margins generated under the sales program were approximately $32 million higher in the 2001 first quarter, primarily as a result of lower cost gas supply. The average cost of gas sold during the 2001 first quarter was $2.44 per Mcf, a decline of $.38 per Mcf from the 2000 first quarter. As discussed in the “Cost of Gas” section that follows, the decrease in MichCon’s average cost of gas sold during the 2001 first quarter is due to a 25 Bcf liquidation of inventory gas that was priced at $.38 per Mcf (Note 4). Higher prices for gas purchased, partially offset the favorable impact on margins of the inventory liquidation.

Margins generated under the Gas Sales Program also reflect an increase in the number of customers choosing to purchase gas from MichCon rather than other suppliers under MichCon’s three-year Customer Choice Program. There were 55,000 customers participating in year two of the program that commenced in April 2000, a decrease of 15,000 customers from year one of the program. Distribution margins were retained from participating customers as MichCon continued to transport and deliver the gas to the customers’ premises. As discussed in the “Outlook” section that follows, year three of the program commenced in April 2001 with approximately 30,000 customers choosing to participate.

The significant improvement in gross margins was also due to an increase in gas sales due to colder weather. Although weather was 5.5% warmer than normal in the 2001 first quarter, it was still 8.7% colder than the comparable 2000 period. Partially offsetting the favorable impact on margins from the Gas Sales Program and the colder weather were declines in end user and intermediate transportation revenues, as well as revenues from other gas-related services.

	Quarter

	2001	2000

Effect of Weather on Gas Markets and Earnings

Percent Warmer Than Normal	(5.5)%	(14.2)%

Decrease From Normal in:

Gas markets (Bcf)	(6.3)	(16.1)

Net income (in Millions)	$(4.9)	$(15.0)

Diluted earnings per share	$(.05)	$(.16)

Gas sales and end user transportation revenues in total increased $36.9 million for the 2001 first quarter. Revenues reflect an increase in gas sales volumes, partially offset by a decline in end user transportation deliveries. Gas sales volumes rose 8.6 Bcf in the 2001 first quarter due primarily to the colder weather and the addition of 15,000 customers who chose to purchase their gas from MichCon rather than other suppliers under MichCon’s Customer Choice Program. End user transportation deliveries decreased 5.0 Bcf in the 2001 first quarter, reflecting the impact of a slowing economy as well as volumes associated with the fewer number of customers participating in the Customer Choice Program. Customers participating in this program are classified as end user transportation customers rather than gas sales customers. Accordingly, gas sales revenues have increased, partially offset by a decrease in end user transportation revenues, resulting in a net increase in total operating

MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)

revenues due to the gas commodity component included in gas sales rates. The impact of colder weather partially offset the decrease in end user transportation volumes attributable to the Customer Choice Program.

	Quarter

	2001	2000

Gas Distribution (Bcf)

Gas Sales	86.8	78.2

End User Transportation	46.7	51.7

	133.5	129.9

Intermediate Transportation*	171.9	182.8

	305.4	312.7

*	Includes intercompany volumes

Intermediate transportation revenues decreased $2.0 million in the 2001 first quarter, and intermediate transportation deliveries decreased 10.9 Bcf. A significant portion of the volume decrease was due to customers who pay a fixed fee for intermediate transportation capacity regardless of actual usage. Although volumes associated with these fixed-fee customers may vary, the related revenues are not affected. The decrease in intermediate transportation revenues is attributable to the expiration of some fixed-fee contracts and the dissolution of a partnership that owned a 126-mile northern Michigan natural gas gathering system. MichCon held a 66% interest in the partnership that was dissolved in June 2000. Under the terms of the dissolution, MichCon received the 67-mile northern portion of the gathering system in return for its partnership interest. Although there are lower revenues attributable to the gathering system, such decline represents the joint venture partners’ share of revenues. Accordingly, the decline in revenues was offset by a reduction in minority interest expense.

Other operating revenues decreased $2.6 million in the 2001 first quarter due primarily to revenues from the operations of the heating, ventilation and cooling business that was sold in January 2001. Additionally, the decline reflects lower revenues from providing appliance maintenance services and was partially offset by an increase in late payment fees.

Cost of Sales

Cost of sales is affected by variations in sales volumes and cost of purchased gas as well as related transportation costs. Cost of sales decreased $9.6 million in the 2001 first quarter, primarily due to the impact of the 25 Bcf liquidation of inventory gas (Note 4). The cost of sales decrease was partially offset by the effect of higher gas sales volumes and prices paid for fixed-price gas supply. As previously discussed, the increase in sales volumes reflects colder weather and customers who have chosen to purchase gas from MichCon rather than other suppliers. The average price paid for gas purchased in the 2001 first quarter increased $.34 per Mcf (12%) compared to the 2000 first quarter.

MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)

Additionally, the comparison was favorably impacted by the cost of sales associated with the operations of the heating, ventilation and cooling business that was sold in January 2001.

Other Operating Expenses

Operation and maintenance expenses decreased $1.2 million in the 2001 first quarter. The decrease is attributable to lower pension and retiree healthcare costs, as well as the operations of the previously owned heating, ventilation and cooling business. Partially offsetting the decrease were higher employee medical costs and the benefit to the 2000 first quarter of insurance proceeds resulting from the settlement of environmental claims with certain insurance carriers.

Depreciation and depletion increased $.2 million in the 2001 first quarter reflecting depreciation on higher plant balances.

Property and other taxes decreased $2.9 million in the 2001 first quarter reflecting a change in the taxable value of personal property subject to taxation by local taxing jurisdictions. New valuation tables approved by the Michigan State Tax Commission more accurately recognize the impact of regulation on the value of a utility’s personal property based on the property’s age. The new tables impacted property tax expense beginning in mid-2000.

Merger costs increased $.6 million in the 2001 first quarter and represent legal, consulting, accounting, employee benefit and other expenses associated with the pending merger between MCN and DTE Energy Company (Note 2).

Equity in Earnings of Joint Ventures

Equity in earnings of joint ventures increased $.1 million in the 2001 first quarter reflecting slight improvements in the operations of Gas Distribution’s natural gas storage, gas distribution and real estate partnerships.

Other Income and Deductions

Other income and deductions decreased $3.5 million in the 2001 first quarter. The decrease is attributable to lower interest costs and an increase in interest income. The increase in interest income results from MichCon leasing a portion of its pipeline system to the Vector Pipeline Partnership through a capital lease arrangement that began in December 2000.

Income Taxes

Income taxes increased $17.0 million in the 2001 first quarter due to an increase in pre-tax earnings.

MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)

Outlook

Strategy – Gas Distribution’s strategy is to expand its role as the preferred provider of natural gas and high-value energy services within Michigan. Accordingly, Gas Distribution’s objectives are to increase revenues and control costs in order to deliver strong shareholder returns and provide customers with high-quality service at competitive prices.

Regulatory Reform Plan – MichCon has capitalized on opportunities resulting from the gas industry restructuring. MichCon is currently operating under its Regulatory Reform Plan, which includes a comprehensive experimental three-year Customer Choice Program designed to offer all sales customers added choices and greater price certainty. The Customer Choice Program began in April 1999 and allows a limited number of customers to purchase their gas from suppliers other than MichCon. Year two of the program began in April 2000, with approximately 55,000 customers choosing to participate. The final year of the program began in April 2001, and the number of participating customers declined to approximately 30,000. MichCon will continue to transport and deliver the gas to the participating customers’ premises at prices that generate favorable margins.

The Regulatory Reform Plan also includes the Gas Sales Program, which suspended the gas cost recovery (GCR) mechanism for customers who continue to purchase gas from MichCon, and fixed the gas commodity component of MichCon’s sales rates at $2.95 per Mcf for the three-year period ending in December 2001. The suspension of the GCR mechanism allows MichCon to profit from its ability to purchase gas at less than $2.95 per Mcf. The program also increases MichCon’s risk associated with generating positive margins.

As part of its gas acquisition strategy, MichCon has entered into fixed-price contracts for nearly 90% of its expected 2001 gas supply requirements assuming normal weather. MichCon expects to meet the balance of its gas supply requirements for 2001 with withdrawals from storage. In the 2001 first quarter, MichCon supplemented its fixed-price purchases with a 25 Bcf liquidation of inventory gas at prices significantly lower than $2.95 per Mcf to mitigate the effect on earnings of current high gas prices. Although this strategy produced favorable margins in the 2001 first quarter, MichCon does not expect to generate profits from the Gas Sales Program in 2001. The average cost of MichCon’s fixed-price supplies for the remainder of 2001 is higher than $2.95 per Mcf.

MichCon expects negative margins from selling gas in the 2001 second through fourth quarters, essentially offsetting the positive margins generated in the 2001 first quarter. While MichCon has fixed the prices on a substantial portion of its expected 2001 gas purchases, the level of margins ultimately generated from selling gas will be affected by a number of factors. Such factors include: (i) the actual level of gas sales volumes; (ii) the timing and location of gas purchases; and (iii) the level of gas consumed in December 2001 that will be billed at GCR rates. The actual level of gas sales volumes will fluctuate with changes in weather and the number of customers who ultimately choose to purchase gas from suppliers other than MichCon. By changing the timing and location of gas purchases, MichCon can capture favorable price differentials within certain operational and contractual limits. More significantly, volumes delivered in December 2001 that remain unbilled at December 31, 2001 will be billed at the January 2002 GCR rate. Therefore, actual gas margins in 2001 will be impacted by the level of unbilled volumes and the January 2002 GCR rate. Based on

MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)

current forward gas prices, the unbilled volumes would be billed at rates significantly higher than $2.95 per Mcf.

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

As discussed in MCN’s 2000 Annual Report on Form 10-K, MichCon filed applications with the MPSC in December 2000 to modify the experimental Customer Choice and Gas Sales Programs as outlined in the MPSC’s October 2000 order. MichCon had proposed the modifications to become effective in April 2001. On March 22, 2001, MichCon withdrew its applications with the MPSC. MichCon will return to a GCR mechanism in January 2002 when the current Regulatory Reform Plan expires.

Pending Merger – As a condition of the Federal Trade Commission approving MCN’s proposed merger with DTE Energy Company (Note 2), MichCon agreed to transfer a property interest to a unit of Exelon Corporation allowing for the utilization of natural gas transportation capacity on its system. The contract remains subject to consummation of the merger. If the contract becomes effective, it will allow for increased competition for end user transportation and gas sale services that could reduce earnings by an estimated $5 million annually beginning in 2002.

Accounting Change for Derivatives

As of January 1, 2001, MCN adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (Note 3). The Statement requires all derivatives to be recognized in the statement of financial position as either assets or liabilities measured at their fair value and sets forth conditions in which a derivative instrument may be designated as a hedge. The Statement requires that changes in the fair value of derivatives be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative’s gains and losses to be recorded to other comprehensive income or to offset related results on the hedged item in earnings.

MCN identified its interest rate swaps, options embedded in certain debt instruments, commodity forward contracts, commodity futures and swaps, and certain of its transportation contracts as derivatives. The cumulative effect of adopting SFAS No. 133 was a $154.8 million pre-tax ($100.6 million net of taxes) decrease in earnings, and a $99.7 million pre-tax ($64.8 million net of

MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)

taxes) increase in other comprehensive income. The adoption also impacted assets and liabilities recorded in the Consolidated Statement of Financial Position.

The Derivatives Implementation Group (DIG), a committee created by the Financial Accounting Standards Board, is expected to continue providing guidance and clarification on SFAS No. 133 issues in 2001. It is possible the DIG could conclude on issues that would have a material impact on how MCN accounts for derivatives.

Extraordinary Item – Loss of Redemption of Debt

In March 2001, MCN elected to repurchase at a premium $100 million of remarketable debt that was subject to remarketing in April 2001. As a result, MCN recorded an extraordinary loss totaling $3.9 million pre-tax ($2.6 million net of taxes) (Note 5).

CAPITAL RESOURCES AND LIQUIDITY

	Quarter

	2001	2000

(in Millions)

Cash and Cash Equivalents

Cash Flow Provided From (Used For):

Operating activities	$252.0	$245.4

Financing activities	(270.3)	(521.3)

Investing activities	(23.5)	240.5

Net Decrease in Cash and Cash Equivalents	$(41.8)	$(35.4)

Operating Activities

MCN’s cash flow from operating activities increased $6.6 million during the 2001 first quarter as compared to the same 2000 period. The increase was due primarily to an increase in earnings, after adjusting for non-cash items (depreciation, unusual items, change in accounting and deferred taxes) which was partially offset by higher working capital requirements.

Financing Activities

MCN’s cash flow used for financing activities decreased $251.0 million during the 2001 first quarter as compared to the 2000 first quarter. The change primarily reflects lower debt repayments. A summary of MCN’s significant financing activities and financing plans follows.

MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)

In March 2001, MCN entered into a $200 million term loan agreement that expires the earlier of October 2001 or 60 days after completion of the merger with DTE. MCN borrowed the full $200 million under the term agreement in April 2001. Proceeds were used to redeem or refinance debt.

Diversified Energy

The Diversified Energy group maintains credit lines that allow for borrowings of up to $300 million under a 364-day revolving credit facility and up to $200 million under a three-year revolving credit facility, both of which expire in July 2001. These facilities support Diversified Energy’s $400 million commercial paper program, which is used to finance capital investments and to finance Energy Marketing’s working capital requirements. During the first three months of 2001, Diversified Energy repaid $87.1 million of commercial paper and bank borrowings, leaving borrowings of $209.3 million outstanding under this program at March 31, 2001.

In February 2001, MCN Energy Enterprises Inc. (MCNEE) repaid $60 million of maturing medium term notes. Additionally, in April 2001, MCNEE redeemed $100 million of remarketable debt (Note 5).

MCN received approximately $3.2 million during the 2001 first quarter from the sale of assets. Proceeds from additional sales are expected in 2001 and will be used to repay outstanding borrowings and for general corporate purposes.

Gas Distribution

Gas Distribution maintains a relatively consistent amount of cash and cash equivalents through the use of short-term borrowings. Short-term borrowings are normally reduced in the first part of each year as gas inventories are depleted and funds are received from winter heating sales. During the latter part of the year, Gas Distribution’s short-term borrowings normally increase as funds are used to finance increases in gas inventories and customer accounts receivable. To meet its seasonal short-term borrowing needs, Gas Distribution normally issues commercial paper that is backed by credit lines with several banks. MichCon has established credit lines to allow for borrowings of up to $200 million under a 364-day revolving credit facility, and up to $150 million under a three-year revolving credit facility, both of which expire in July 2001. During the first three months of 2001, MichCon repaid $103.4 million of commercial paper, leaving borrowings of $177.2 million outstanding under this program at March 31, 2001.

In May 2001, MichCon repaid $20 million of maturing long-term debt.

Investing Activities

MCN’s cash flow relating to investing activities decreased $264.0 million in the 2001 first quarter as compared to the same 2000 period. The change was due primarily to less cash received from the sale

MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)

of assets in 2001. The comparison was also affected by the sale of securities associated with MichCon’s Grantor Trust and fewer joint venture investments in the 2001 first quarter.

Capital investments equaled $35.1 million in the 2001 first quarter compared to $54.5 million for the same period in 2000. The 2001 investments include significantly lower levels of investments within the Diversified Energy Group.

	Quarter

	2001	2000
(in Millions)
Capital Investments

Consolidated Capital Expenditures:

Exploration & Production	$5.3	$1.6

Gas Distribution	20.8	21.3

Other	.2	.8

	26.3	23.7

MCN’s Share of Joint Venture Capital Expenditures:*

Pipelines & Processing	8.8	18.4

Electric Power	–	12.4

	8.8	30.8

Total Capital Investments	$35.1	$54.5

*	A portion of joint venture capital expenditures is financed with joint venture debt

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

MARKET RISK INFORMATION

As discussed in MCN’s 2000 Annual Report on Form 10-K, MCN manages commodity price and interest rate risk through the use of various derivative instruments. A discussion and analysis of the events and factors that have changed MCN’s risk management activities follows.

MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)

Commodity Price Risk

Natural gas futures, options and swap agreements are used to manage Diversified Energy’s exposure to the risk of market price fluctuations on gas sale and purchase contracts, gas production and gas inventories. There has been a significant decrease in gas prices since December 2000. As a result of the decreases, there have been material changes in the outcome of the sensitivity analysis performed for commodity price risk at March 31, 2001 as compared to December 31, 2000.

As discussed in MCN’s 2000 Annual Report on Form 10-K, a sensitivity analysis calculates the fair values of MCN’s natural gas futures and swap agreements given a hypothetical 10% increase or decrease in commodity prices utilizing applicable forward commodity rates in effect at the end of the reporting period.

The results of the sensitivity analysis calculations follow:

	March 31, 2001		December 31, 2000

	Assuming	Assuming	Assuming	Assuming
	a 10%	a 10%	a 10%	a 10%	Favorable
	Increase in	Decrease in	Increase in	Decrease in	(Unfavorable)
	Prices	Prices	Prices	Prices	Change In
(in Millions)

Market Risk Commodity Price Sensitive
Risk management activities

Swaps: Pay fixed/receive variable	$108.8	$(108.8)	$117.8	$(117.8)	Fair Value

Pay variable/receive fixed	$(89.2)	$89.2	$(97.9)	$97.9	Fair Value

Futures: Longs	$4.2	$(4.2)	$3.0	$(3.0)	Fair Value

Shorts	$(.4)	$.4	$(.6)	$.6	Fair Value
Trading Activities

Swaps: Pay fixed/receive variable	$1.5	$(1.5)	$14.8	$(14.8)	Fair Value

Pay variable/receive fixed	$(2.9)	$2.9	$(11.9)	$11.9	Fair Value

Futures: Longs	$1.2	$(1.2)	$1.6	$(1.6)	Fair Value

Shorts	$(1.9)	$1.9	$(3.7)	$3.7	Fair Value

Interest Rate Risk

MCN is subject to interest rate risk in connection with the issuance of variable- and fixed-rate debt and preferred securities. In order to manage interest costs and risk, MCN uses interest rate swap agreements to exchange fixed- and variable-rate interest payment obligations without exchange of the underlying principal amounts. During the 2001 first quarter, there were no material changes to MCN’s interest rate risk.

MANAGEMENT’S DISCUSSION AND ANALYSIS (CONCLUDED)

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve certain risks and uncertainties as set forth in MCN’s 2000 Annual Report on Form 10-K.

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

CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

	Three Months Ended
	March 31

	2001	2000
(in Thousands, Except Per Share Amounts)
Operating Revenues	$1,185,201	$913,504

Operating Expenses

Cost of sales	921,930	645,822

Operation and maintenance	85,033	91,392

Depreciation, depletion and amortization	33,921	34,219

Property and other taxes	19,818	21,593

Gains and losses on sale of assets, net (Note 6)	(127,925)	(3,735)

Gains from sale of tax credits	(2,379)	(2,048)

Merger costs (Note 2)	1,203	362

	931,601	787,605

Operating Income	253,600	125,899

Joint Venture Income

Equity in earnings	1,582	10,779

Gains and losses on sale of joint venture interests, net (Note 6)	510	7,091

	2,092	17,870

Other Income and (Deductions)

Interest income	6,089	2,748

Interest on long-term debt	(18,266)	(23,509)

Other interest expense	(11,840)	(7,354)

Dividends on preferred securities of subsidiaries	(6,253)	(8,622)

Minority interest	(113)	(485)

Other	(126)	6

	(30,509)	(37,216)

Income Before Income Taxes	225,183	106,553

Income Tax Provision	78,671	37,042

Income Before Cumulative Effect of Accounting Change and Extraordinary Item	146,512	69,511

Cumulative Effect of Accounting Change for Derivatives (Note 3)	(100,644)	–

Extraordinary Item – Loss on Redemption of Debt (Note 5)	(2,549)	–

Net Income	$43,319	$69,511

Basic Earnings (Loss) Per Share (Note 9)

Before cumulative effect of accounting change and extraordinary item	$1.63	$.81

Cumulative effect of accounting change for derivatives (Note 3)	(1.12)	–

Extraordinary item – loss on redemption of debt (Note 5)	(.03)	–

	$.48	$.81

Diluted Earnings (Loss) Per Share (Note 9)

Before cumulative effect of accounting change and extraordinary item	$1.62	$.78

Cumulative effect of accounting change for derivatives (Note 3)	(1.11)	–

Extraordinary item – loss on redemption of debt (Note 5)	(.03)	–

	$.48	$.78

Average Common Shares Outstanding

Basic	90,178	85,506

Diluted	90,738	90,948

Dividends Declared Per Share	$.2550	$.2550

CONSOLIDATED STATEMENT OF RETAINED EARNINGS (DEFICIT) (UNAUDITED)

	Three Months Ended
	March 31

	2001	2000
(in Thousands)
Balance – Beginning of Period	$(100,856)	$(119,677)

Add – Net Income	43,319	69,511

	(57,537)	(50,166)

Deduct – Cash Dividends Declared	23,064	21,719

Balance – End of Period	$(80,601)	$(71,885)

The notes to the consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENT OF FINANCIAL POSITION (UNAUDITED)

	March 31		December 31

	2001	2000	2000
(in Thousands)
ASSETS
Current Assets

Cash and cash equivalents, at cost (which approximates market value)	$21,568	$23,996	$63,389

Accounts receivable, less allowance for doubtful accounts of $32,693, $21,339 and $33,604, respectively	756,990	459,046	791,196

Assets from risk management and trading activities (Note 3)	321,948	32,488	240,969

Accrued unbilled revenues	90,377	68,710	137,473

Gas in inventory	38,088	59,357	253,599

Property taxes assessed applicable to future periods	47,084	51,018	57,103

Deferred income taxes	–	38,578	–

Other	69,469	51,794	52,660

	1,345,524	784,987	1,596,389

Deferred Charges and Other Assets

Deferred income taxes	–	–	44,936

Assets from risk management and trading activities (Note 3)	271,690	48,360	173,672

Investments in debt and equity securities	168,571	96,754	186,772

Investments in leases	84,399	–	76,395

Deferred environmental costs	27,583	28,602	28,675

Prepaid benefit costs	230,842	170,600	214,473

Other	86,056	95,743	82,289

	869,141	440,059	807,212

Investments in and Advances to Joint Ventures

Pipelines & Processing	536,415	527,236	523,864

Electric Power	29,660	45,986	38,776

Energy Marketing	22,717	22,077	23,158

Gas Distribution	3,671	2,844	3,383

Other	17,092	18,061	17,377

	609,555	616,204	606,558

Property, Plant and Equipment

Pipelines & Processing	45,780	46,325	46,463

Exploration & Production	593,756	569,448	588,512

Gas Distribution	3,022,764	3,032,993	3,008,216

Other	26,966	76,243	26,798

	3,689,266	3,725,009	3,669,989

Less – Accumulated depreciation and depletion	1,829,498	1,727,727	1,802,401

	1,859,768	1,997,282	1,867,588

	$4,683,988	$3,838,532	$4,877,747

The notes to the consolidated financial statements are an integral part of this statement.

CONSOLIDATED STATEMENT OF FINANCIAL POSITION (UNAUDITED)

	March 31		December 31

	2001	2000	2000
(in Thousands)
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities

Accounts payable	$555,109	$264,464	$697,870

Notes payable	391,002	169,016	576,392

Current portion of long-term debt and capital lease obligations	130,151	86,250	184,652

Liabilities from risk management and trading activities (Note 3)	330,326	35,181	271,092

Gas inventory equalization (Note 4)	67,187	80,844	–

Federal income, property and other taxes payable	50,849	45,659	70,645

Gas payable	9,361	8,044	62,427

Customer deposits	15,972	16,960	17,708

Other	96,427	124,064	175,215

	1,646,384	830,482	2,056,001

Deferred Credits and Other Liabilities

Deferred income taxes	20,091	22,465	–

Liabilities from risk management and trading activities (Note 3)	391,440	65,874	239,207

Unamortized investment tax credit	25,602	27,537	26,084

Tax benefits amortizable to customers	137,917	135,616	138,161

Accrued environmental costs	27,828	27,711	28,250

Minority interest	1,120	7,116	1,166

Other	94,199	103,413	88,997

	698,197	389,732	521,865

Long-Term Debt, including capital lease obligations	1,054,714	1,347,195	1,056,825

MCN-Obligated Mandatorily Redeemable Preferred Securities of Subsidiaries Holding Solely Debentures of MCN	272,556	402,994	272,484

Contingencies (Note 11)

Common Shareholders’ Equity

Common stock	902	857	902

Additional paid-in capital	1,093,020	961,591	1,093,153

Retained deficit	(80,601)	(71,885)	(100,856)

Accumulated other comprehensive income (loss) (Note 10)	21,228	(146)	(215)

Yield enhancement, contract and issuance costs	(22,412)	(22,288)	(22,412)

	1,012,137	868,129	970,572

	$4,683,988	$3,838,532	$4,877,747

The notes to the consolidated financial statements are an integral part of this statement.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31

	2001	2000
(in Thousands)
Cash Flow From Operating Activities

Net income	$43,319	$69,511
Adjustments to reconcile net income to net cash provided from operating activities

Depreciation, depletion and amortization:

Per statement of operations	33,921	34,219

Charged to other accounts	2,595	2,483

Unusual items, net of taxes (Note 6)	(83,483)	(7,037)

Cumulative effect of accounting change for derivatives (Note 3)	100,644	–

Extraordinary item – loss on redemption of debt (Note 5)	2,549	–

Deferred income taxes – current	(25,787)	(6,286)

Deferred income taxes and investment tax credits, net	73,588	32,585

Equity in earnings of joint ventures, net of distributions	1,900	(6,931)

Other	(384)	(3,837)

Changes in assets and liabilities, exclusive of changes shown separately	103,097	130,728

Net cash provided from operating activities	251,959	245,435

Cash Flow From Financing Activities

Notes payable, net	(185,390)	(448,739)

Dividends paid	(23,064)	(21,719)

Issuance of common stock	–	2,897

Reacquisition of common stock	–	(1,655)

Long-term commercial paper and bank borrowings, net	–	(34,138)

Retirement of long-term debt and preferred securities	(61,583)	(17,963)

Other	(288)	–

Net cash used for financing activities	(270,325)	(521,317)

Cash Flow From Investing Activities

Capital expenditures	(26,329)	(23,671)

Investment in debt and equity securities, net	9,201	(2,893)

Investment in joint ventures	(6,810)	(28,641)

Sale of property and joint venture interests (Note 7)	3,205	295,476

Other	(2,722)	241

Net cash provided from investing activities	(23,455)	240,512

Net Decrease in Cash and Cash Equivalents	(41,821)	(35,370)

Cash and Cash Equivalents, January 1	63,389	59,366

Cash and Cash Equivalents, March 31	$21,568	$23,996

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31

	2001	2000
(in Thousands)
Changes in Assets and Liabilities, Exclusive of Changes Shown Separately

Accounts receivable, net	$120,826	$(37,291)

Accrued unbilled revenues	47,096	31,729

Gas in inventory	215,511	120,469

Prepaid/accrued benefit costs, net	(16,369)	(13,760)

Property taxes assessed applicable to future periods	10,019	–

Accounts payable	(141,113)	(18,975)

Federal income, property and other taxes payable	(18,423)	(22,841)

Gas payable	(53,066)	(15,378)

Assets and liabilities from risk management and trading activities	(100,834)	(3,482)

Gas inventory equalization	67,187	80,844

Other current assets and liabilities, net	(24,283)	(14,873)

Other deferred assets and liabilities, net	(3,454)	24,286

	$103,097	$130,728

Supplemental Disclosures

Cash paid during the year for:

Interest, net of amounts capitalized	$24,578	$32,495

Federal income taxes	$–	$–

The notes to the consolidated financial statements are an integral part of this statement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  GENERAL

The accompanying consolidated financial statements should be read in conjunction with the MCN Energy Group Inc. (MCN) 2000 Annual Report on Form 10-K. Certain reclassifications have been made to the prior year’s financial statements to conform to the 2001 presentation. In the opinion of management, the unaudited information furnished herein reflects all adjustments necessary for a fair presentation of the financial statements for the periods presented.

Because of seasonal and other factors, revenues, expenses, net income and earnings per share for the interim periods should not be construed as representative of revenues, expenses, net income and earnings per share for all or any part of the balance of the current year or succeeding periods.

2.  MERGER AGREEMENT WITH DTE ENERGY COMPANY

As discussed in MCN’s 2000 Annual Report on Form 10-K, MCN and DTE Energy Company (DTE) have signed a definitive merger agreement, dated October 4, 1999, which was amended on February 28, 2001, under which DTE will acquire all outstanding shares of MCN common stock. The amended merger agreement imposes more stringent restrictions on MCN’s ability to take significant actions without DTE’s consent.

The boards of directors of both companies approved the merger under the October 1999 and the February 2001 merger agreements. In December 1999, shareholders of both companies approved the merger under the terms of the October 1999 agreement. The revised merger agreement is subject to the approval of MCN shareholders at a special meeting scheduled for May 15, 2001. In March 2001, the proposed merger received clearance from the Federal Trade Commission. The transaction is also subject to the approval of the Securities and Exchange Commission which has set a May 17, 2001 deadline for public comments. Although no assurances can be given, and the merger may be completed later, MCN and DTE are currently targeting May 31, 2001 as the completion date for the merger. Under any circumstances, DTE intends to issue a press release that will provide shareholders with five business days’ notice of the definitive closing date.

As a result of the pending merger, MCN has incurred merger-related costs which include legal, accounting, consulting, employee benefit and other expenses. These costs had the effect of decreasing earnings by $1,203,000 pre-tax ($782,000 net of taxes) and $362,000 pre-tax ($235,000 net of taxes) for the three-month period ended March 31, 2001 and 2000, respectively.

3.  CHANGE IN ACCOUNTING FOR DERIVATIVES

a.  New Accounting Pronouncement

Effective January 1, 2001, MCN adopted Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The Statement, as amended, requires all derivatives to be recognized in the statement of financial position as either assets or liabilities measured at their fair value and sets forth conditions in which a derivative instrument may be designated as a hedge. The Statement requires that changes in the fair value of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

derivatives be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative’s gains and losses to be recorded to other comprehensive income or to offset related results on the hedged item in earnings.

MCN identified interest rate swaps, options embedded in certain debt instruments, commodity forward contracts, commodity futures and swaps, certain transportation contracts and a foreign currency forward contract as derivatives. The cumulative effect of adopting SFAS No. 133 was a $154,836,000 pre-tax ($100,644,000 net of taxes) decrease in earnings, and a $99,679,000 pre-tax ($64,791,000 net of taxes) increase in other comprehensive income. The amount recorded in other comprehensive income will be taken to earnings as the transactions that the derivatives relate to occur. MCN estimates that $33,100,000 pre-tax ($21,500,000 net of taxes) of other comprehensive income will be recorded to earnings over the April 2001 to March 2002 period.

b.  Risk Management Policy

MCN uses derivatives to manage its exposure to commodity price, interest rate and foreign currency risk. MCN has elected not to designate any of its derivatives as hedges for purposes of applying hedge accounting. Accordingly, these derivatives are recorded at fair value and shown as “Assets or Liabilities from Risk Management and Trading Activities” in the Consolidated Statement of Financial Position.

Commodity Price Risk – Natural gas futures, options and swap agreements are used to manage Diversified Energy’s exposure to the risk of market price fluctuations on gas sale and purchase contracts, gas production, and gas inventories. MCN has determined that this risk minimization strategy will be accounted for by marking-to-market its commodity forwards, financial derivatives, and corresponding physical positions so there are substantial offsetting amounts. This fair value accounting better aligns financial reporting for the Diversified Energy group with the way such business is managed and its performance measured. Certain Energy Marketing gas sales contracts with power generation customers are designated and qualify for the “normal sales,” exception under SFAS No. 133 and are therefore not accounted for as derivatives. Additionally, MCN has certain transportation contracts that are considered derivatives and marked to market under SFAS No. 133. Unrealized gains and losses resulting from marking to market commodity-related derivatives are recorded as an adjustment to revenues in the Consolidated Statement of Operations.

Although it attempts to maintain a balanced or flat book from an economic standpoint, Diversified Energy experiences earnings volatility as a result of its owned gas reserves, as well as from open positions related to its long-term transportation and storage assets. Gas produced from owned reserves does not meet the definition of a derivative under SFAS No. 133. Accordingly, earnings volatility results from marking to market sales contracts with certain power generation customers without recording an offsetting amount from marking to market gas reserves that supply such contracts.

MichCon has firm-priced contracts for a substantial portion of its expected gas supply requirements through 2001. These contracts are designated and qualify for the “normal purchases” exception under SFAS No.133. Accordingly, MichCon does not account for such contracts as derivatives.

Interest Rate Risk – In order to manage interest rate costs, MCN has interest rate swap agreements to exchange fixed- and variable-rate interest payment obligations over the life of the agreements without the exchange of the underlying principle amounts. While the swaps are effective in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

managing MCN’s interest costs, they do not qualify for hedge accounting under SFAS No. 133. Accordingly, the interest rate swaps are recorded at fair value with unrealized gains or losses reflected as an adjustment to interest expense in the Consolidated Statement of Operations. Furthermore, SFAS No. 133 required adjusting the carrying value of the related debt that substantially offset the transition adjustment resulting from marking to market the interest rate swaps. The adjustment to debt will be accreted to interest expense over the life of the related swaps.

Foreign Currency Risks - A foreign currency forward contract is used to mitigate risk associated with a note receivable denominated in Canadian dollars. The forward contract does not qualify for hedge accounting under SFAS No. 133 and is therefore recorded at fair value. MCN expects that the change in fair value of the forward should substantially offset the transaction gain or loss resulting from remeasuring the note receivable at the spot rate in accordance with SFAS No. 52 “Foreign Currency Translation.”

Unrealized gains or losses resulting from marking to market this derivative are recognized in “other – other income and (deductions)” in the Consolidated Statement of Operations.

Other Derivatives – MCN has debt outstanding with embedded options that will not be accounted for as derivatives as a result of a “grandfather” provision in SFAS No. 133.

The following table summarizes assets and liabilities from risk management and trading activities, and deferred unrealized swap gains and losses that are reflected in the Consolidated Statement of Financial Position. As previously noted, SFAS No. 133 requires all derivatives to be recognized in the Statement of Financial Position as either assets or liabilities measured at their fair value and requires that changes in the fair value of derivatives be recognized currently in earnings unless specific hedge accounting criteria are met. Prior to MCN implementing SFAS No. 133, unrealized swap gains and losses were deferred. Furthermore, there were certain derivatives that were not recorded at fair value prior to implementing SFAS No. 133.

	March 31		December 31

	2001	2000	2000
(in Thousands)
Assets From Risk Management and Trading Activities

Risk management activities	$593,638	$62,425	$327,231

Trading activities	–	–	25,953

Unrealized swap losses	–	18,423	61,457

	593,638	80,848	414,641

Less – current portion	321,948	32,488	240,969

	$271,690	$48,360	$173,672

Liabilities From Risk Management and Trading Activities

Risk management activities	$717,137	$77,261	$246,012

Trading activities	4,629	–	108,523

Unrealized swap gains	–	23,794	155,764

	721,766	101,055	510,299

Less – current portion	330,326	35,181	271,092

	$391,440	$65,874	$239,207

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.  GAS IN INVENTORY

Inventory gas is priced using the fair value method for Energy Marketing operations and on a last-in, first-out (LIFO) basis for Gas Distribution operations. During the first quarter of 2001, MichCon liquidated 43.9 billion cubic feet (Bcf) of prior years’ LIFO layers. Approximately 18.9 Bcf of such liquidation will be replaced prior to December 31, 2001 and the remaining 25.0 Bcf will not be replaced prior to the end of the year. For the portion of the interim inventory reduction that will be replaced, the cost of gas for net withdrawals is recorded at the estimated average purchase rate for the calendar year. The excess of these charges over the LIFO cost is credited to the gas inventory equalization account. During interim periods when there are net injections to inventory the equalization account is reversed.

The 25.0 Bcf of prior years’ LIFO layers that will not be replaced were liquidated at an average cost of $.38 per thousand cubic feet (Mcf). MichCon’s estimated average gas purchase rate in 2001 is $3.26 per Mcf higher than the average LIFO liquidation rate. Applying LIFO costs in valuing the liquidation, as opposed to using the estimated average gas purchase rate, decreased 2001 reported cost of gas by $81,508,000 and increased earnings by $52,980,000, net of taxes.

5.  EXTRAORDINARY ITEM – LOSS ON REDEMPTION OF DEBT

In March 2001, MCN Energy Enterprises Inc. elected to repurchase at a premium $100,000,000 of remarketable debt that was subject to remarketing in April 2001, resulting in an extraordinary loss totaling $3,922,000 pre-tax ($2,549,000 net of taxes).

6.  UNUSUAL ITEMS

a.  Pipelines & Processing

Gain on Sale of Property:  In March 2001, MCN recorded a $127,925,000 pre-tax ($83,151,000 net of taxes) gain from the sale of its 95% interests in six coal fines plants to DTE.

Gains on Sale of Joint Ventures:  In January 2001, MCN recorded a $510,000 pre-tax ($331,000 net of taxes) gain from the sale of its 33 1/3% interest in the Black Marlin Pipeline System.

In March 2000, MCN recognized a $3,419,000 pre-tax ($2,222,000 net of taxes) gain from the sale of its 50% interest in the Cardinal States Gathering Company.

b.  Electric Power

Gain on Sale of Joint Venture:  In March 2000, MCN recognized a $3,672,000 pre-tax ($2,387,000 net of taxes) gain from the sale of its 33 1/3% interest in the Carson Cogeneration facility.

c.  Exploration & Production

Losses on Sale of Properties:  Prior to 2000, MCN recognized losses from the sale of its Western, Midcontinent/ Gulf Coast and Appalachian Exploration & Production properties. In the first quarter of 2000, subsequent adjustments related to these sales reduced the losses by $3,735,000 pre-tax ($2,428,000 net of taxes).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.  ACQUISITIONS AND DISPOSITIONS

a.  Pipelines & Processing

In March 2001, MCN and DTE amended the purchase agreement for the sale of MCN’s 95% interests in four coal fines plants and fixed the purchase price at $100,000,000. In March 2001, MCN also sold its 95% interests in the remaining two coal fines plants to DTE for $32,000,000.

In January 2001, MCN sold its 33 1/3% interest in the Black Marlin Pipeline System for approximately $3,100,000.

In March 2000, MCN sold its 50% interest in the Cardinal States Gathering Company for approximately $60,000,000.

b.  Electric Power

In January 2000, MCN sold its 23% ownership in the Midland Cogeneration Venture (MCV), a 1,370 megawatt (MW) cogeneration facility located in Michigan, for approximately $105,000,000, resulting in an immaterial gain.

In March 2000, MCN sold its 33 1/3% interest in the Carson Cogeneration facility, a 42 MW cogeneration plant located in California, for $3,000,000.

c.  Gas Distribution

In January 2001, MCN sold its heating, ventilation and cooling company for $2,000,000.

8.  REGULATORY MATTERS

a.  Regulatory Reform Plan

As discussed in MCN’s 2000 Annual Report on Form 10-K, MichCon is currently operating under its Regulatory Reform Plan that began in January 1999. The Plan includes a three-year Gas Sales Program under which MichCon’s gas sales rates include a gas commodity component that is fixed at $2.95 per Mcf. As part of its gas acquisition strategy, MichCon has entered into fixed-price contracts for nearly 90% of its expected 2001 gas supply requirements assuming normal weather. The average cost of MichCon’s fixed-price supplies for the April 2001 to the December 2001 period are at prices higher than $2.95 per Mcf. The level of margins ultimately generated from selling gas will be affected by a number of factors, including: (i) the actual level of gas sales volumes; (ii) the timing and location of gas purchases; and (iii) the level of gas consumed in December 2001 that will be billed in January 2002 at rates under a gas cost recovery mechanism.

The Plan also includes a comprehensive experimental three-year Customer Choice Program, which is subject to annual caps on the level of participation. The Customer Choice Program began in April 1999, with approximately 70,000 customers choosing to purchase natural gas from suppliers other than MichCon. Year two of the program began in April 2000 with approximately 55,000 customers choosing to participate. Year three of the program began in April 2001, and the number of participating customers decreased to approximately 30,000. MichCon will continue to transport and deliver the gas to the customers’ premises at prices that generate favorable margins.

In addition, the Plan encompasses an income sharing mechanism that allows customers to share profits when actual returns on equity from utility operations exceed predetermined thresholds.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

MichCon filed its income sharing report with the Michigan Public Service Commission (MPSC) in March 2001, using the MPSC approved formula, indicating that no income sharing was required for 2000.

b.  Proposed Regulatory Changes

As discussed in MCN’s 2000 Annual Report on Form 10-K, the MPSC is continuing its initiatives designed to give all of Michigan’s natural gas customers added choices and the opportunity to benefit from lower gas costs resulting from competition. In October 2000, the MPSC issued an order that provides uniform terms and conditions for a new voluntary customer choice program in Michigan.

In December 2000, MichCon filed applications with the MPSC to modify the experimental Customer Choice and Gas Sales Programs as outlined in the MPSC’s October 2000 order. MichCon had proposed the modifications to become effective in April 2001. On March 22, 2001, MichCon withdrew its applications with the MPSC. MichCon will return to a gas cost recovery mechanism in January 2002 when the current Regulatory Reform Plan expires.

9.  EARNINGS PER SHARE COMPUTATION

MCN reports both basic and diluted earnings per share (EPS). Basic EPS is computed by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS assumes the issuance of potentially dilutive common shares outstanding during the period and adjusts for changes in income and the repurchase of common shares that would have occurred with proceeds from the assumed issuance. A reconciliation of both calculations is shown below.

	Income Before
	Cumulative Effect of
	Accounting Change		Weighted Average		Earnings
	and Extraordinary Item		Common Shares		Per Share

(in Thousands,	2001	2000	2001	2000	2001	2000
Except Per Share Amounts)
Three Months Ended March 31

Basic EPS	$146,512	$69,511	90,178	85,506	$1.63	$.81

Effect of Dilutive Securities FELINE PRIDES	–	1,561	–	4,560

Stock-based compensation plans	–	–	560	882

Diluted EPS	$146,512	$71,072	90,738	90,948	$1.62	$.78

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.  COMPREHENSIVE INCOME

MCN reports comprehensive income, which is defined as the change in common shareholder’s equity during a period from transactions and events from non-owner sources, including net income. Total comprehensive income for the applicable periods is as follows:

	Three Months Ended
	March 31

	2001	2000
(in Thousands)
Comprehensive Income

Net Income	$43,319	$69,511

Other Comprehensive Income, Net of Taxes
Foreign currency translation adjustment

Foreign currency translation adjustment	(89)	10

Less: reclassification for gains and losses recognized in net income	–	–

	(89)	10

Derivative instrument transactions

Cumulative effect of accounting change for derivatives	64,791	–

Less: reclassification for gains recognized in net income	43,259	–

	21,532	–

Total Other Comprehensive Income, Net of Taxes	21,443	10

Total Comprehensive Income	$64,762	$69,521

11.  CONTINGENCIES

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12.  SEGMENT INFORMATION

MCN is organized into two business groups, Diversified Energy and Gas Distribution. The groups operate five major business segments as set forth in the following table:

	Three Months Ended
	March 31

	2001	2000
(in Thousands)
Revenues From Unaffiliated Customers*

Pipelines & Processing	$14,501	$6,365

Electric Power	–	13,903

Energy Marketing	685,658	438,832

Exploration & Production	989	4,616

Gas Distribution	484,053	449,788

	1,185,201	913,504

Revenues From Affiliated Customers

Pipelines & Processing	1,024	176

Energy Marketing	82,640	29,920

Exploration & Production	14,646	13,145

Gas Distribution	1,971	3,865

	100,281	47,106

Eliminations	(100,281)	(47,106)

Consolidated Operating Revenues	$1,185,201	$913,504

Net Income (Loss)*

Pipelines & Processing	$84,034	$2,720

Electric Power	(271)	4,441

Energy Marketing	(26,236)	1,634

Exploration & Production	118	3,174

Gas Distribution	98,511	66,691

Corporate & Other	(9,644)	(9,149)

	146,512	69,511

Cumulative effect of accounting change for derivatives	(100,644)	–

Extraordinary item – loss on redemption of debt	(2,549)	–

Consolidated Net Income	$43,319	$69,511

*	Electric Power’s gas sales contracts were transferred to Energy Marketing in the 2001 first quarter.

13.  CONSOLIDATING FINANCIAL STATEMENTS

Debt securities issued by MCN Energy Enterprises Inc. (MCNEE) are subject to a full and unconditional guaranty between MCN and MCNEE. The following MCN consolidating financial statements are presented and include separately MCN corporate, MCNEE and all other subsidiaries. The other MCN subsidiaries represent MichCon Holdings, Inc., Citizens Gas Fuel Company, MCN Michigan Limited Partnership and various MCN Financing companies.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CONSOLIDATING STATEMENTS OF OPERATIONS

	Three Months Ended March 31, 2001

				Eliminations
	MCN		Other	and	Consolidated
	Corporate	MCNEE	Subsidiaries	Reclasses	Total
(in Thousands)
Operating Revenues	$–	$742,907	$486,023	$(43,729)	$1,185,201

Operating Expenses

Cost of sales	–	749,325	214,623	(42,018)	921,930

Operation and maintenance	(962)	22,323	65,383	(1,711)	85,033

Depreciation, depletion and amortization	489	6,879	26,553	–	33,921

Property and other taxes	277	3,257	16,284	–	19,818

Gains and losses on sale of assets, net	–	(127,925)	–	–	(127,925)

Gains from sale of tax credits	–	(2,379)	–	–	(2,379)

Merger costs	–	166	1,037	–	1,203

	(196)	651,646	323,880	(43,729)	931,601

Operating Income	196	91,261	162,143	–	253,600

Joint Venture Income

Equity in earnings	42,857	880	714	(42,869)	1,582

Gains and losses on sale of joint venture interests, net	–	510	–	–	510

	42,857	1,390	714	(42,869)	2,092

Other Income and (Deductions)

Interest income	146	3,527	9,028	(6,612)	6,089

Interest on long-term debt	426	(8,498)	(10,194)	–	(18,266)

Other interest expense	64	(14,206)	(4,310)	6,612	(11,840)

Dividends on preferred securities of subsidiaries	–	–	–	(6,253)	(6,253)

Minority interest	–	(27)	(86)	–	(113)

Other	(91)	(730)	767	(72)	(126)

	545	(19,934)	(4,795)	(6,325)	(30,509)

Income Before Income Taxes	43,598	72,717	158,062	(49,194)	225,183

Income Tax Provision	279	25,340	53,052	–	78,671

Income Before Cumulative Effect of Accounting Change and Extraordinary Item	43,319	47,377	105,010	(49,194)	146,512

Cumulative Effect of Accounting Change for Derivatives	–	(100,677)	33	–	(100,644)

Extraordinary Item – Loss on Redemption of Debt	–	(2,549)	–	–	(2,549)

Net Income	43,319	(55,849)	105,043	(49,194)	43,319

Dividends on Preferred Securities	–	–	6,253	(6,253)	–

Net Income Available for Common Stock	$43,319	$(55,849)	$98,790	$(42,941)	$43,319

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CONSOLIDATING STATEMENTS OF OPERATIONS

	Three Months Ended March 31, 2000

				Eliminations
	MCN		Other	and	Consolidated
	Corporate	MCNEE	Subsidiaries	Reclasses	Total
(in Thousands)
Operating Revenues	$–	$472,015	$453,653	$(12,164)	$913,504

Operating Expenses

Cost of sales	–	433,000	224,229	(11,407)	645,822

Operation and maintenance	(801)	26,314	66,636	(757)	91,392

Depreciation, depletion and amortization	518	7,343	26,358	–	34,219

Property and other taxes	50	2,333	19,210	–	21,593

Gains and losses on sale of assets, net	–	(3,735)	–	–	(3,735)

Gains from sale of tax credits	–	(2,048)	–	–	(2,048)

Merger costs	–	14	348	–	362

	(233)	463,221	336,781	(12,164)	787,605

Operating Income	233	8,794	116,872	–	125,899

Joint Venture Income

Equity in earnings	70,591	10,245	587	(70,644)	10,779

Gains and losses on sale of joint venture interests, net	–	7,091	–	–	7,091

	70,591	17,336	587	(70,644)	17,870

Other Income and (Deductions)

Interest income	136	2,178	9,406	(8,972)	2,748

Interest on long-term debt	28	(11,263)	(12,274)	–	(23,509)

Other interest expense	(1,665)	(11,501)	(3,160)	8,972	(7,354)

Dividends on preferred securities of subsidiaries	–	–	–	(8,622)	(8,622)

Minority interest	–	(346)	(139)	–	(485)

Other	(356)	109	325	(72)	6

	(1,857)	(20,823)	(5,842)	(8,694)	(37,216)

Income Before Income Taxes	68,967	5,307	111,617	(79,338)	106,553

Income Tax Provision	(544)	1,502	36,084	–	37,042

Income Before Cumulative Effect of Accounting Change and Extraordinary Item	69,511	3,805	75,533	(79,338)	69,511

Cumulative Effect of Accounting Change for Derivatives	–	–	–	–	–

Extraordinary Item – Loss on Redemption of Debt	–	–	–	–	–

Net Income	69,511	3,805	75,533	(79,338)	69,511

Dividends on Preferred Securities	–	–	8,622	(8,622)	–

Net Income Available for Common Stock	$69,511	$3,805	$66,911	$(70,716)	$69,511

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CONSOLIDATING STATEMENT OF FINANCIAL POSITION

	March 31, 2001

				Eliminations
	MCN		Other	and	Consolidated
	Corporate	MCNEE	Subsidiaries	Reclasses	Total
(in Thousands)
ASSETS

Current Assets

Cash and cash equivalents, at cost	$3,991	$13,989	$7,562	$(3,974)	$21,568

Accounts receivable	12,500	560,373	239,947	(23,137)	789,683

Less – Allowance for doubtful accounts	–	11,408	21,285	–	32,693

Accounts receivable, net	12,500	548,965	218,662	(23,137)	756,990

Assets from risk management and trading activities	–	321,948	–	–	321,948

Accrued unbilled revenues	–	–	90,377	–	90,377

Gas in inventory	–	35,697	2,391	–	38,088

Property taxes assessed applicable to future periods	83	1,229	45,772	–	47,084

Deferred income taxes	–	–	75	(75)	–

Other	7,380	72,076	33,630	(43,617)	69,469

	23,954	993,904	398,469	(70,803)	1,345,524

Deferred Charges and Other Assets

Deferred income taxes	–	125,542	–	(125,542)	–

Assets from risk management and trading activities	500	271,190	–	–	271,690

Investments in debt and equity securities	–	103,216	65,355	–	168,571

Investments in leases	–	–	84,399	–	84,399

Deferred environmental costs	–	–	27,583	–	27,583

Prepaid benefit costs	4,295	–	231,897	(5,350)	230,842

Other	(413)	27,191	349,570	(290,292)	86,056

	4,382	527,139	758,804	(421,184)	869,141

Investments in and Advances to Joint Ventures and Subsidiaries	1,265,330	585,105	20,779	(1,261,659)	609,555

Property, Plant and Equipment	16,242	650,260	3,022,764	–	3,689,266

Less – Accumulated depreciation and depletion	9,754	249,727	1,570,017	–	1,829,498

	6,488	400,533	1,452,747	–	1,859,768

	$1,300,154	$2,506,681	$2,630,799	$(1,753,646)	$4,683,988

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	March 31, 2001

				Eliminations
	MCN		Other	and	Consolidated
	Corporate	MCNEE	Subsidiaries	Reclasses	Total
(in Thousands)
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities

Accounts payable	$1,881	$489,700	$84,545	$(21,017)	$555,109

Notes payable	–	213,394	181,582	(3,974)	391,002

Current portion of long-term debt and capital lease obligations	–	105,571	24,580	–	130,151

Liabilities from risk management and trading activities	–	330,326	–	–	330,326

Gas inventory equalization	–	–	67,187	–	67,187

Federal income, property and other taxes payable	(4,132)	5,914	88,765	(39,698)	50,849

Gas payable	–	8,062	1,299	–	9,361

Customer deposits	–	–	15,972	–	15,972

Other	11,498	38,541	50,382	(3,994)	96,427

	9,247	1,191,508	514,312	(68,683)	1,646,384

Deferred Credits and Other Liabilities

Deferred income taxes	(7,203)	–	152,836	(125,542)	20,091

Liabilities from risk management and trading activities	–	391,440	–	–	391,440

Unamortized investment tax credit	–	–	25,602	–	25,602

Tax benefits amortizable to customers	–	–	137,917	–	137,917

Accrued environmental costs	–	–	27,828	–	27,828

Minority interest	–	477	643	–	1,120

Other	307,201	23,674	60,959	(297,635)	94,199

	299,998	415,591	405,785	(423,177)	698,197

Long-Term Debt, including capital lease obligations	–	413,282	641,432	–	1,054,714

Redeemable Preferred Securities of Subsidiaries	–	–	272,556	–	272,556

Common Shareholders’ Equity

Common stock	902	5	22,886	(22,891)	902

Additional paid-in capital	1,093,020	830,021	248,058	(1,078,079)	1,093,020

Retained earnings (deficit)	(80,601)	(364,954)	525,770	(160,816)	(80,601)

Accumulated other comprehensive income	–	21,228	–	–	21,228

Yield enhancement, contract and issuance costs	(22,412)	–	–	–	(22,412)

	990,909	486,300	796,714	(1,261,786)	1,012,137

	$1,300,154	$2,506,681	$2,630,799	$(1,753,646)	$4,683,988

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CONSOLIDATING STATEMENT OF FINANCIAL POSITION

	March 31, 2000

				Eliminations
	MCN		Other	and	Consolidated
	Corporate	MCNEE	Subsidiaries	Reclasses	Total
(in Thousands)
ASSETS

Current Assets

Cash and cash equivalents, at cost	$5,701	$13,105	$10,874	$(5,684)	$23,996

Accounts receivable	12,821	257,599	223,456	(13,491)	480,385

Less – Allowance for doubtful accounts	–	2,887	18,452	–	21,339

Accounts receivable, net	12,821	254,712	205,004	(13,491)	459,046

Assets from risk management and trading activities	–	32,488	–	–	32,488

Accrued unbilled revenues	–	–	68,710	–	68,710

Gas in inventory	–	25,343	34,014	–	59,357

Property taxes assessed applicable to future periods	211	1,191	49,616	–	51,018

Deferred income taxes	(344)	45,294	(6,372)	–	38,578

Other	7,405	46,116	26,906	(28,633)	51,794

	25,794	418,249	388,752	(47,808)	784,987

Deferred Charges and Other Assets

Deferred income taxes	–	89,760	154	(89,914)	–

Assets from risk management and trading activities	–	48,360	–	–	48,360

Investments in debt and equity securities	–	28,026	68,728	–	96,754

Investments in leases	–	–	–	–	–

Deferred environmental costs	–	–	28,602	–	28,602

Prepaid benefit costs	3,294	–	171,490	(4,184)	170,600

Other	(1,275)	28,867	492,469	(424,318)	95,743

	2,019	195,013	761,443	(518,416)	440,059

Investments in and Advances to Joint Ventures and Subsidiaries	1,267,782	593,558	19,801	(1,264,937)	616,204

Property, Plant and Equipment	16,228	675,789	3,032,992	–	3,725,009

Less – Accumulated depreciation and depletion	7,691	221,994	1,498,042	–	1,727,727

	8,537	453,795	1,534,950	–	1,997,282

	$1,304,132	$1,660,615	$2,704,946	$(1,831,161)	$3,838,532

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	March 31, 2000

				Eliminations
	MCN		Other	and	Consolidated
	Corporate	MCNEE	Subsidiaries	Reclasses	Total
(in Thousands)
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities

Accounts payable	$4,544	$190,311	$81,144	$(11,535)	$264,464

Notes payable	–	89,783	87,994	(8,761)	169,016

Current portion of long-term debt and capital lease obligations	–	60,100	26,150	–	86,250

Liabilities from risk management and trading activities	–	35,181	–	–	35,181

Gas inventory equalization	–	–	80,844	–	80,844

Federal income, property and other taxes payable	(7,075)	3,057	76,978	(27,301)	45,659

Gas payable	–	5,996	2,048	–	8,044

Customer deposits	–	–	16,960	–	16,960

Other	8,034	68,812	48,586	(1,368)	124,064

	5,503	453,240	420,704	(48,965)	830,482

Deferred Credits and Other Liabilities

Deferred income taxes	(6,679)	–	119,058	(89,914)	22,465

Liabilities from risk management and trading activities	–	65,874	–	–	65,874

Unamortized investment tax credit	–	–	27,537	–	27,537

Tax benefits amortizable to customers	–	–	135,616	–	135,616

Accrued environmental costs	–	–	27,711	–	27,711

Minority interest	–	2,107	6,524	(1,515)	7,116

Other	437,033	31,775	60,281	(425,676)	103,413

	430,354	99,756	376,727	(517,105)	389,732

Long-Term Debt, including capital lease obligations	–	682,409	664,786	–	1,347,195

Redeemable Preferred Securities of Subsidiaries	–	–	402,994	–	402,994

Common Shareholders’ Equity

Common stock	857	5	22,882	(22,887)	857

Additional paid-in capital	961,591	740,746	247,238	(987,984)	961,591

Retained earnings (deficit)	(71,885)	(315,395)	569,615	(254,220)	(71,885)

Accumulated other comprehensive loss	–	(146)	–	–	(146)

Yield enhancement, contract and issuance costs	(22,288)	–	–	–	(22,288)

	868,275	425,210	839,735	(1,265,091)	868,129

	$1,304,132	$1,660,615	$2,704,946	$(1,831,161)	$3,838,532

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CONSOLIDATING STATEMENT OF FINANCIAL POSITION

	December 31, 2000

				Eliminations
	MCN		Other	and	Consolidated
	Corporate	MCNEE	Subsidiaries	Reclasses	Total
(in Thousands)
ASSETS

Current Assets

Cash and cash equivalents, at cost	$8,230	$50,419	$12,952	$(8,212)	$63,389

Accounts receivable	14,156	651,769	180,137	(21,262)	824,800

Less – Allowance for doubtful accounts	–	14,465	19,139	–	33,604

Accounts receivable, net	14,156	637,304	160,998	(21,262)	791,196

Assets from risk management and trading activities	–	240,969	–	–	240,969

Accrued unbilled revenues	–	–	137,473	–	137,473

Gas in inventory	–	240,013	13,586	–	253,599

Property taxes assessed applicable to future periods	–	2,313	54,790	–	57,103

Deferred income taxes	–	–	(1,126)	1,126	–

Other	5,803	19,789	28,186	(1,118)	52,660

	28,189	1,190,807	406,859	(29,466)	1,596,389

Deferred Charges and Other Assets

Deferred income taxes	–	179,371	–	(134,435)	44,936

Assets from risk management and trading activities	–	173,672	–	–	173,672

Investments in debt and equity securities	–	103,393	83,379	–	186,772

Investments in leases	–	–	76,395	–	76,395

Deferred environmental costs	–	–	28,675	–	28,675

Prepaid benefit costs	4,100	–	215,519	(5,146)	214,473

Other	(542)	32,340	345,264	(294,773)	82,289

	3,558	488,776	749,232	(434,354)	807,212

Investments in and Advances to Joint Ventures and Subsidiaries	1,238,919	583,108	20,067	(1,235,536)	606,558

Property, Plant and Equipment	16,223	645,550	3,008,216	–	3,669,989

Less – Accumulated depreciation and depletion	9,264	243,267	1,549,870	–	1,802,401

	6,959	402,283	1,458,346	–	1,867,588

	$1,277,625	$2,664,974	$2,634,504	$(1,699,356)	$4,877,747

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	December 31, 2000

				Eliminations
	MCN		Other	and	Consolidated
	Corporate	MCNEE	Subsidiaries	Reclasses	Total
(in Thousands)
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities

Accounts payable	$3,704	$616,059	$101,842	$(23,735)	$697,870

Notes payable	–	297,662	286,804	(8,074)	576,392

Current portion of long-term debt and capital lease obligations	–	160,000	24,652	–	184,652

Liabilities from risk management and trading activities	–	271,092	–	–	271,092

Gas inventory equalization	–	–	–	–	–

Federal income, property and other taxes payable	(4,294)	9,124	65,815	–	70,645

Gas payable	–	60,195	2,232	–	62,427

Customer deposits	–	–	17,708	–	17,708

Other	6,373	109,019	54,013	5,810	175,215

	5,783	1,523,151	553,066	(25,999)	2,056,001

Deferred Credits and Other Liabilities

Deferred income taxes	(6,147)	–	146,411	(140,264)	–

Liabilities from risk management and trading activities	–	239,207	–	–	239,207

Unamortized investment tax credit	–	–	26,084	–	26,084

Tax benefits amortizable to customers	–	–	138,161	–	138,161

Accrued environmental costs	–	–	28,250	–	28,250

Minority interest	–	531	635	–	1,166

Other	307,203	23,577	55,648	(297,431)	88,997

	301,056	263,315	395,189	(437,695)	521,865

Long-Term Debt, including capital lease obligations	–	415,456	641,369	–	1,056,825

Redeemable Preferred Securities of Subsidiaries	–	–	272,484	–	272,484

Common Shareholders’ Equity

Common stock	902	5	22,885	(22,890)	902

Additional paid-in capital	1,093,152	772,368	247,238	(1,019,605)	1,093,153

Retained earnings (deficit)	(100,856)	(309,106)	502,273	(193,167)	(100,856)

Accumulated other comprehensive loss	–	(215)	–	–	(215)

Yield enhancement, contract and issuance costs	(22,412)	–	–	–	(22,412)

	970,786	463,052	772,396	(1,235,662)	970,572

	$1,277,625	$2,664,974	$2,634,504	$(1,699,356)	$4,877,747

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Three Months Ended March 31, 2001

				Eliminations
	MCN		Other	and	Consolidated
	Corporate	MCNEE	Subsidiaries	Reclasses	Total
(in Thousands)
Net Cash Flow From Operating Activities	$76,929	$58,883	$196,696	$(80,549)	$251,959

Cash Flow From Financing Activities

Notes payable, net	–	(84,268)	(105,222)	4,100	(185,390)

Capital contributions received from (distributions paid to) affiliates, net	–	57,653	–	(57,653)	–

Dividends paid	(23,064)	–	(75,000)	75,000	(23,064)

Preferred securities dividends paid	–	–	(6,253)	6,253	–

Issuance of common stock	–	–	–	–	–

Reacquisition of common stock	–	–	–	–	–

Long-term commercial paper and bank borrowings, net	–	–	–	–	–

Retirement of long-term debt and preferred securities	–	(60,000)	(1,584)	1	(61,583)

Other	(132)	–	373	(529)	(288)

Net cash provided from (used for) financing activities	(23,196)	(86,615)	(187,686)	27,172	(270,325)

Cash Flow From Investing Activities

Capital expenditures	–	(5,570)	(20,759)	–	(26,329)

Investment in debt and equity securities, net	–	177	9,024	–	9,201

Investment in joint ventures and subsidiaries	(57,953)	(6,510)	–	57,653	(6,810)

Sale of property and joint venture interests	–	3,205	–	–	3,205

Other	(19)	–	(2,665)	(38)	(2,722)

Net cash provided from (used for) investing activities	(57,972)	(8,698)	(14,400)	57,615	(23,455)

Net Increase (Decrease) in Cash and Cash Equivalents	(4,239)	(36,430)	(5,390)	4,238	(41,821)

Cash and Cash Equivalents, January 1	8,230	50,419	12,952	(8,212)	63,389

Cash and Cash Equivalents, March 31	$3,991	$13,989	$7,562	$(3,974)	$21,568

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONCLUDED)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Three Months Ended March 31, 2000

				Eliminations
	MCN		Other	and	Consolidated
	Corporate	MCNEE	Subsidiaries	Reclasses	Total
(in Thousands)
Net Cash Flow From Operating Activities	$(9,536)	$53,240	$216,552	$(14,821)	$245,435

Cash Flow From Financing Activities

Notes payable, net	(200,000)	(89,466)	(166,139)	6,866	(448,739)

Capital contributions received from (distributions paid to) affiliates, net	–	(228,987)	–	228,987	–

Dividends paid	(21,719)	–	–	–	(21,719)

Preferred securities dividends paid	–	–	(8,622)	8,622	–

Issuance of common stock	2,897	–	–	–	2,897

Reacquisition of common stock	(1,655)	–	–	–	(1,655)

Long-term commercial paper and bank borrowings, net	–	(34,138)	–	–	(34,138)

Retirement of long-term debt and preferred securities	–	(38)	(17,925)	–	(17,963)

Net cash provided from (used for) financing activities	(220,477)	(352,629)	(192,686)	244,475	(521,317)

Cash Flow From Investing Activities

Capital expenditures	–	(2,330)	(21,341)	–	(23,671)

Investment in debt and equity securities, net	–	(2,000)	(893)	–	(2,893)

Investment in joint ventures and subsidiaries	228,987	(28,641)	–	(228,987)	(28,641)

Sale of property and joint venture interests	–	296,340	–	(864)	295,476

Other	–	(66)	(899)	1,206	241

Net cash provided from (used for) investing activities	228,987	263,303	(23,133)	(228,645)	240,512

Net Increase (Decrease) in Cash and Cash Equivalents	(1,026)	(36,086)	733	1,009	(35,370)

Cash and Cash Equivalents, January 1	6,727	49,191	10,141	(6,693)	59,366

Cash and Cash Equivalents, March 31	$5,701	$13,105	$10,874	$(5,684)	$23,996

INDEPENDENT ACCOUNTANTS’ REPORT

To the Board of Directors of MCN Energy Group Inc.:

We have reviewed the accompanying condensed consolidated statements of financial position of MCN Energy Group Inc. and subsidiaries (the “Company”) as of March 31, 2001 and 2000, and the related condensed consolidated statements of operations, retained earnings (deficit) and cash flows for the three-month periods ended March 31, 2001 and 2000. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated statement of financial position of the Company as of December 31, 2000, and the related consolidated statements of operations, financial position, and cash flows for the year then ended (not presented herein); and in our report dated March 13, 2001, we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph relating to a change in accounting method as described in Note 3 to those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial position as of December 31, 2000 is fairly stated, in all material respects, in relation to the consolidated statement of financial position from which it has been derived.

DELOITTE & TOUCHE LLP

Detroit, Michigan
May 11, 2001

OTHER INFORMATION

EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit
Number	Description

15-1	Letter re Unaudited Interim Financial Information

(b)  Reports on Form 8-K

MCN filed a report on Form 8-K dated March 22, 2001, under Item 5, with respect to the issuance of a press release. The press release, which was included in the Form 8-K, noted that MichCon withdrew its request before the Michigan Public Service Commission to eliminate the current experimental Customer Choice and Gas Sales Programs and to implement a permanent gas customer choice program effective April 1, 2001.

MCN filed a report on Form 8-K dated March 30, 2001, under Item 5, with respect to the issuance of a press release. The press release, which was included in the Form 8-K, noted that MCN called a special meeting of common shareholders to be held May 15, 2001 at 2 p.m. eastern time at MCN’s headquarters to approve the previously announced amended merger agreement with DTE Energy Company (DTE).

MCN filed a report on Form 8-K dated April 3, 2001, under Item 5, with respect to the issuance of a press release. The press release, which was included in the Form 8-K, noted that MCN completed the previously announced sale of its 95% membership interests in four coal fines plants to a unit of DTE. The final sale price for these facilities was $100 million. In addition, MCN sold its interest in the remaining two plants to the DTE subsidiary for $32 million.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MCN ENERGY GROUP INC.

(Registrant)

By:	/s/ GERARD KABZINSKI

Gerard Kabzinski
Vice President and Controller

Date:  May 11, 2001

EXHIBIT INDEX

Exhibit
Number	Description

15-1	Letter re Unaudited Interim Financial Information